Form 10QSB
period 2002-03-31
CITADEL SECURITY SOFTWARE INC
filed 2002-05-20
CIK 1164552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From _________ To _________

                        Commission File Number: 000-33491

                         CITADEL SECURITY SOFTWARE INC.
        (Exact Name of Small Business Issuer As Specified In Its Charter)

               DELAWARE                                 75-2873882
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                     8750 N. CENTRAL EXPRESSWAY, SUITE 100,
                                DALLAS, TX 75231
                    (Address of Principal Executive Offices)

                                 (214) 520-9292
                           (Issuer's Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                               Outstanding at May 16, 2002
 Common Stock, Par value $.01 per share                 14,580,104*
                                                  * as if Distribution had
                                                    occurred on May 16, 2002

          Transitional Small Business Disclosure Format Yes [_] No [X]

                         CITADEL SECURITY SOFTWARE INC.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2002

                                Table of Contents

                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheets as of
                  March 31, 2002 and December 31, 2001 ................      3

         Statements of Operations for the three months
                  ended March 31, 2002 and 2001 .......................      4

         Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001 .......................      5

         Notes to Financial Statements ................................      6

Item 2. Management's Discussion and Analysis ..........................     10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................     30

Signatures ............................................................     31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CITADEL SECURITY SOFTWARE INC.
                                 BALANCE SHEETS

                                                                                     March 31,
                                                                                       2002         December 31,
                                                                                    (unaudited)         2001
                                                                                    -----------         ----
                            ASSETS
                            ------

CURRENT ASSETS
Cash and cash equivalents                                                          $     11,867    $     75,030
Accounts receivable - trade, less allowance of $5,000 and $0                             46,378          24,222
Prepaid expenses and other current assets                                                76,188          72,702
                                                                                   ------------    ------------
Total current assets                                                                    134,433         171,954

PROPERTY AND EQUIPMENT, net                                                              40,849          43,006
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $1,404,266 and $1,399,266
   at March 31, 2002 and December 31, 2001                                              300,285         174,110
OTHER ASSETS                                                                             17,243          24,651
                                                                                   ------------    ------------
TOTAL ASSETS                                                                       $    492,810    $    413,721
                                                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $  1,292,555    $    862,262
   Payroll tax obligations                                                              378,400         245,385
   Deferred revenue                                                                      14,552              --
                                                                                   ------------    ------------
   Total current liabilities                                                          1,685,507       1,107,647

COMMITMENTS AND CONTINGENCIES (NOTE D)

PREFERRED STOCK - $
   shares authorized; no shares issued or outstanding
     at March 31, 2002 and December 31, 2001
COMMON STOCK - $.01 par value; 50,000,000 shares authorized;
     12,460,527 and 12,457,402 shares issued at March 31, 2002
     and December 31, 2001                                                              124,605         124,574
ADDITIONAL PAID-IN CAPITAL                                                           28,274,172      28,203,392
ACCUMULATED DEFICIT                                                                 (29,591,474)    (29,021,892)
                                                                                   ------------    ------------
STOCKHOLDERS' DEFICIT                                                                (1,192,697)       (693,926)
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $    492,810    $    413,721
                                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                    March 31,
                                                            ---------------------
                                                            2002            2001
                                                            ----            ----
Revenue                                                 $     89,276    $    100,707

Costs of revenue
   Shipping, supplies and other                                2,092           1,146
   Software amortization                                       5,000         189,060
                                                        ------------    ------------
   Total costs of revenue                                      7,092         190,206

Operating expenses
   Selling, general and administrative expense               594,162         390,112
   Research and development expenses                          40,675              --
   Depreciation expense                                       16,929          30,168
                                                        ------------    ------------
Total operating expenses                                     651,766         420,280
                                                        ------------    ------------
Operating loss                                              (569,582)       (509,779)
                                                        ------------    ------------
Provision for income taxes                                        --              --
                                                        ------------    ------------
Net loss                                                $   (569,582)   $   (509,779)
                                                        ============    ============
Weighted average common shares outstanding - basic
   and diluted                                            12,458,687      12,415,176
                                                        ============    ============
Net loss per share - basic and diluted                  $      (0.05)   $      (0.04)
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                           2002        2001
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(569,582)   $(509,779)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                      21,929      219,228
        Provison for returns                                5,000            -
   Changes in operating assets and liabilities
        Accounts receivable                               (27,156)     (23,333)
        Inventory                                               -        1,039
        Prepaid expenses and other current assets          (3,486)      28,265
        Other assets                                        7,408        2,011
        Accounts payable and accrued expenses             563,308      226,163
        Deferred revenue                                   14,552            -
                                                        ---------    ---------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     11,973      (56,406)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                    (14,773)           -
   Capitalized software development costs                (131,174)           -
                                                        ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES                 (145,947)           -

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable                                    -      (29,896)
   Net contribution from Parent                            70,811       75,463
                                                        ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES               70,811       45,567
   Net increase in cash and cash equivalents              (63,163)     (10,839)
   Cash and cash equivalents at the beginning
     of the period                                         75,030       11,131
                                                        ---------    ---------
   Cash and cash equivalents at the end of the period   $  11,867    $     292
                                                        =========    =========

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (unaudited)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited financial statements presented herein include the accounts of the security software operations of CT Holdings Inc. ("CT Holdings") which will be contributed to Citadel Security Software, Inc. ("Citadel" or the "Company") as part of the distribution described below. These unaudited financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of Citadel. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain of CT Holdings' assets, liabilities and expenses have been allocated to Citadel based on an estimate of the proportion of corporate amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto for the year ended December 31, 2001 and the ten months ended December 31, 2000, included in Citadel's Form 10-SB, as amended, on file with the Commission.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings, Inc. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Company set May 6, 2002 as the record date and May 17, 2002 as the distribution date. The Distribution consists of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of May 6, 2002. Following the Distribution, Citadel will be an independent company and CT Holdings will have no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to shareholders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses its line of desktop and network security software products that address security inside the firewall, a growing segment within the software industry. The Company's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules, WinShield Secure PC and NetOFF, provide the flexibility and scalability that security administrators demand for automating the remediation of security vulnerabilities and for managing security policies within computing environments. These security software tools operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes, unapproved software installations and other causes of security vulnerabilities in computing systems.

Liquidity

Since the beginning of the year 2000 the Company's business strategy has been focused on product development, business development, marketing of its Secure PC and NetOFF products and the March 2002 release of Hercules. Until the fourth quarter of 2001 and the first quarter of 2002 the Company allocated minimal resources to the licensing of its products and as a result the Company has generated minimal revenues. This has resulted in recurring

                         CITADEL SECURITY SOFTWARE INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (unaudited)

operating losses, negative cash flow from operations and a cash balance at March 31, 2002 of $11,867, a significant deficiency in working capital of ($1,551,074) and a significant stockholders' deficit of ($1,192,697).

The Company is addressing the liquidity situation through the execution of its operating plan and the identification of financing alternatives. In March 2002 the Company released Hercules, a security vulnerability remediation tool that allows a security administrator to automate the resolution of computer network security vulnerabilities from a central point of control. The Company's strategy to increase cash flow from the execution its operating plan relies upon the fees to be received from the licensing of Hercules. No licensing fees were recognized from the licensing of Hercules in the first quarter of 2002 because the product was not released until late in the quarter. It is anticipated that following the Distribution the Company will need to raise $3 million to $5 million to fund the operations during 2002. The Company is exploring strategies for raising the necessary equity or debt capital through a public offering or private placement however, there is no assurance that the market for financing through a public offering or private placement will be successful or if successful, on terms favorable to the Company. Until the Company achieves positive cash flow from operations or identifies and closes a third party source of financing, the Company is dependent upon financing from related parties including its Chief Executive Officer, some members of the board of directors, certain of its existing shareholders and other related parties. During the calendar years 2000 and 2001, and through the first quarter of 2002 substantially all of the funding of Citadel and its parent company, CT Holdings, was received from related parties. While the same or new related parties may agree to continue to fund the Company in the future there can be no assurance that such financing will continue to be available, or if available, on terms that the Company would be willing to accept.

There can be no assurance that management's execution of its operating plan and financing strategies will be successful or that other actions may become necessary in order to raise capital. Although the Company has been successful raising capital in the past, any inability to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, individual consumers, and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." License revenue is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), point releases of new features and functionality and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include any rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the contract. The Company's products are typically licensed standalone and are not bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue is allocated to the components based on vender specific objective evidence and recognized separately for each component in accordance with SOP 97-2 as may be amended from time-to-time.

Customers may license the Company's products through its website and telesales organization, and through promotions or reseller agreements with independent third parties. The Company's products are not licensed through retail distribution channels. A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly the Company records a provision for returns against

                         CITADEL SECURITY SOFTWARE INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (unaudited)

license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. A provision for returns of $5,000 was recorded at March 31, 2002.

Current reseller agreements do not provide for a contractual right of return, future price concessions, and minimum inventory commitments nor is payment contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly, or implicitly, exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends.

The Company's current products are not subject to rapid changes in consumer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However it is possible that these factors may change in the future as our business model is adapted to changes in technology, changes in buying patterns of our customers and changes in the software industry's licensing models.

Software Costs

Purchased software is recorded at the lower of net realizable value or acquired cost and is amortized by the greater of the revenue method or the straight-line method over one to three years. Purchased software was fully amortized at March 31, 2002 and December 31, 2001.

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs. Research and development expense totaled $40,675 and $0 for the quarters ended March 31, 2002 and 2001, respectively. Additionally, the Company capitalized software development costs for the Hercules product of $131,174 and $0 for the quarters ended March 31, 2002 and 2001, respectively. Capitalized costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense related to purchased software and capitalized software development costs was $5,000 and $189,060 for the quarters ended March 31, 2002 and 2001, respectively.

At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenues of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The Company determined that no write-down of capitalized software development costs was required at March 31, 2002 or 2001.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options or warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. The weighted average number of shares of common stock outstanding has been computed using the weighted average number of CT Holdings common shares outstanding 49,834,747 and 49,660,704 for the quarters ended March 31, 2002 and 2001, respectively, divided by four (the Distribution Ratio) resulting in weighted average shares for Citadel of 12,458,687 and 12,415,176 for the quarters ended March 31, 2002 and 2001, respectively.

Common Stock

The shares of common stock outstanding, 12,460,527 at March 31, 2002 and 12,457,402 at December 31, 2001, presented in the financial statements represent the number of shares that would have been outstanding if the Distribution had occurred at the balance sheet dates, using the number of shares of CT Holdings common stock outstanding, 49,842,108 at March 31, 2002 and 49,829,608 at December 31, 2001, divided by four, the Distribution Ratio.

                         CITADEL SECURITY SOFTWARE INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (unaudited)

Change in Estimate

Effective January 2001 the Company decreased its estimate of the useful lives of all remaining unamortized balances of purchased software and capitalized software development costs from primarily three years to one year. This change has the effect of increasing the net loss for the quarter ended March 31, 2001 by approximately $105,000 or $0.01 per share.

NOTE B - PAYROLL TAX OBLIGATIONS

The Company has timely filed its Federal and State employer and employee payroll tax forms for the quarter ended March 31, 2002 and for the year ended December 31, 2001 but has an obligation to remit $378,400 of payroll taxes and related late payment penalties. The Company has determined this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to a 10% penalty accrual. The liability is reflected in the accompanying financial statements as payroll tax obligations.

NOTE C - COMMITMENT TO ISSUE STOCK RELATED TO THE CONVERSION FEATURE OF CT HOLDINGS NOTE PAYABLE

On April 1, 2002, prior to the Distribution, CT Holdings issued a non interest bearing convertible note payable due April 1, 2003 to a shareholder pursuant to which CT Holdings may borrow up to $600,000 at the shareholder's option. Advances in the amount of $300,000 received by CT Holdings from this shareholder through March 31, 2002 and an additional $300,000 received in April 2002 were included under this note payable. If the note payable is converted, at the option of the shareholder, prior to the Record Date of the Distribution it is convertible into a maximum of 2,700,000 shares of CT Holdings common stock. If converted after the Record Date of the Distribution the note is convertible into a maximum of 2,700,000 shares of CT Holdings common stock and up to a maximum of 675,000 shares of Citadel common stock. As this note was not converted prior to May 6, 2002, the Record Date of the Distribution, Citadel is obligated to issue up to 675,000 shares of Citadel common stock to this shareholder upon the conversion, if any, of the note.

NOTE D - COMMITMENTS AND CONTINGENCIES

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the second quarter of 2002. As part of the Distribution, the Company anticipates that it will assume responsibility for this lawsuit. The Company has recorded an accrued liability of approximately $101,000 relating to this litigation at March 31, 2002 and December 31, 2001.

We may become involved from time to time in litigation on various matters which are routine to the conduct of our business. We believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel and CT Holdings base these forward-looking statements on their respective expectations and projections about future events, which Citadel and CT Holdings have derived from the information currently available to them. In addition, from time to time, Citadel or CT Holdings or their representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel's and CT Holdings' filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of their executive officers. For each of these forward-looking statements, Citadel and CT Holdings claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel's or CT Holdings' future performance, including but not limited to:

     -    benefits resulting from the spin-off;

     -    possible or assumed future results of operations;

     -    future revenue and earnings; and

     -    business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel or CT
Holdings: (1) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in business and governmental expenditures on information technology and software; (2) the impact of competition, both expected and unexpected; (3) adverse developments, outcomes and expenses in either company's legal proceedings; (4) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; (5) either company's inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and (6) those described under Risk Factors.

Forward-looking statements are only predictions and speak only as of the date they are made. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this report on Form 10-QSB and other statements made from time to time by Citadel or CT Holdings or their representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel and CT Holdings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel and CT Holdings are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report on Form 10-QSB and in other statements made from time to time by Citadel or CT Holdings or their representatives might not occur.

                                  RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report on Form 10-QSB. The following risks relate principally to the Distribution and Citadel's business. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of Citadel could be materially adversely affected. If that happens, the trading prices of Citadel Shares could decline significantly.

The risk factors below contain forward-looking statements regarding the Distribution and Citadel. Actual results could differ materially from those set forth in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses, have a working capital deficiency and a stockholders deficit. We had cash provided by operations of approximately $11,973 during the three months ended March 31, 2002. We had a cash balance of approximately $11,867 at March 31, 2002 and current liabilities exceeded current assets by approximately $1,551,000 at that date. We had a stockholders' deficit of approximately $1,193,000 at March 31, 2002. We have been and continue to be dependent upon outside and related party financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. During the three months ended March 31, 2002, substantially all of this financing has been provided by related parties.

We expect to generate cash from the sale of our software and will incur costs relating to such operations that may result in a cash deficiency. We will also continue to incur expenses relating to corporate overhead and activities related to our software business. Achieving positive cash flow is currently highly dependent upon increasing sales of our products. We estimate we will need to raise additional capital to fund our business plan through the remainder of 2002 and substantially greater funds if amounts become due to settle contingent liabilities. We may be required to seek additional funds from related parties, including our directors and officers. Historically, Citadel was funded by CT Holdings, which obtained its funding on a short-term bridge basis from its Chief Executive Officer and directors. While Citadel may seek similar funding in the future, there can be no assurance that such financing will be available, or if available, on terms that we would be willing to accept.

We have received a report from our independent auditors for our fiscal year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next 12 months.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although we have been successful raising capital in the past as part of CT Holdings, any inability to raise capital may require us to reduce the level of our operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to our business and results of operations.

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR AS A RESULT OF OPTION EXERCISES

If future acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Citadel Shares.

Citadel has granted options to purchase Citadel Shares to CT Holdings employees who become Citadel employees and Citadel will grant additional options in the future. Currently, Citadel anticipates that options to purchase approximately 3,336,000 Citadel Shares will be outstanding immediately following the Distribution. The issuance of Citadel Shares upon the exercise of these options may result in dilution to the Citadel stockholders.

CITADEL HAS NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY

Although CT Holdings and its predecessors have operated as a reporting public company since 1994 and sold security software since 1992, Citadel does not have an operating history as an independent public company. Historically, since the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Distribution, Citadel will be able to rely only on the security software business for such requirements. The security software business has operated at a loss in the past for CT Holdings, and there can be no assurance that, as an independent company, such losses will not continue or increase. Additionally, Citadel's business has relied on CT Holdings for various financial, administrative and managerial expertise in conducting its operations. Following the Distribution, Citadel will maintain its own credit and banking relationships and perform its own financial and investor relations functions. While a significant number of key employees of CT Holdings will be employed by Citadel following the Distribution, there can be no assurance that Citadel will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

CITADEL'S HISTORICAL FINANCIAL INFORMATION MAY BE OF LIMITED RELEVANCE

The financial statements of Citadel include the accounts of the security software division of CT Holdings' operations and have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present Citadel's financial position, results of operations, and cash flows as derived from CT Holdings' historical financial statements. Certain CT Holdings assets, liabilities and expenses have been allocated to Citadel based on an estimate of the proportion of corporate amounts allocable to Citadel, using such factors as revenues, number of employees, and other relevant factors. In the opinion of Citadel's management, the allocations have been made on a consistent and reasonable basis. Citadel's management believes that all amounts allocated to Citadel are a consistent and reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company.

The historical financial information included in this report on Form 10-QSB does not reflect the results of operations, financial position and cash flows of Citadel in the future and only estimates the results of operations, financial position and cash flows of Citadel had it operated as a separate stand-alone entity during the periods presented. The financial information included herein does not reflect any changes that may occur in the funding and operations of Citadel as a result of the Distribution.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this report on Form 10-QSB, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers, including Steven B. Solomon, our Chairman and Chief Executive Officer, our directors, and our key employees in our finance, technology, sales and marketing operations. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION

Members of the board of directors and management of Citadel will own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the Distribution, we anticipate that two of the five initial directors of Citadel will also be directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel will also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES.

We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR FINANCIAL RESULTS AND STOCK PRICE.

If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of our products, our future net revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing customers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. As part of CT Holdings, we have completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS.

Price competition is often intense in the software market, especially for security software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF THE INTERNET IN A TIMELY MANNER.

Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the Internet environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS.

We currently license and deliver products over the Internet, among other channels. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

OUR INCREASED USE OF SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS.

We offer corporate site licenses through the distribution channel and through corporate resellers. We are increasingly emphasizing licenses to corporations and small businesses through volume licensing agreements. These licensing arrangements tend to involve a longer sales cycle than other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate segment to take advantage of this growth.

OUR INTRODUCTION OF SUBSCRIPTION BASED LICENSING MAY AFFECT THE TIMING REVENUE RECOGNITION AND CASH FLOW DIFFERENTLY THAN UNDER PRIOR LICENSING MODELS

In May 2002 we made our Hercules product available to our customers on a two-year subscription basis. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payments terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. The subscription license model offers customers under budget constraints to use our product for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow than under the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. Since this is a new licensing model for the Company there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

WE DEPEND ON DISTRIBUTION BY VALUE ADDED RESELLERS AND DISTRIBUTORS FOR A PORTION OF OUR REVENUES.

In addition to our direct sales force we license our products through third party resellers under arrangements through which our products are included with these resellers' hardware and software products prior to delivery of their products by them to end user customers. If we are unsuccessful in developing and maintaining new and current relationships, or if these resellers are unsuccessful in selling their products, our future revenue and operating results may be adversely affected.

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN.

We believe that we will need to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT CYCLE IS DIFFICULT TO PREDICT.

The length of our product development cycle has generally been greater than we originally expected. We could experience delays in future product development projects resulting in delays in product updates ad releases. These delays could have a material adverse affect on the amount and timing of future revenues.

WE MUST MANAGE AND RESTRUCTURE OUR OPERATIONS EFFECTIVELY.

We continually evaluate our product and corporate strategy. We have in the past undertaken and will in the future undertake organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which may require ongoing stockholder approval.

OUR SOFTWARE MAY BE SUBJECT TO DEFECTS AND PRODUCT LIABILITY.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim in excess of any insurance coverage could have a material adverse affect on our business, operating results and financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION.

While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our Web site, such viruses or other attacks could be created and deployed against our products or Web site in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our Web site from time- to-time. A hacker who penetrates our network or Web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

WE RELY ON THIRD PARTY TECHNOLOGIES.

Our software products are designed to run on multiple operating systems and integrate with security products from other vendors. Although we believe that the target operating systems and products are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, our business, results of operations and financial condition could be materially and adversely affected.

WE RELY ON OUTSIDE RESEARCH ORGANIZATIONS.

With respect to security vulnerability research, we have contracted with Security Focus to provide updated vulnerability research data in addition to our own research efforts. Our own research team uses publicly available research to find information on vulnerabilities and their attributes. There can be no assurance that Security Focus or the publicly available sites will continue to operate as a going concern and that the data they provide will be delivered without interruption.

WE FACE AGGRESSIVE COMPETITION IN MANY AREAS OF OUR BUSINESS, AND OUR BUSINESS WILL BE HARMED IF WE FAIL TO COMPETE EFFECTIVELY.

We encounter aggressive competition from numerous competitors in many areas of our business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. To remain competitive, we must develop new products and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The market in which we compete is influenced by the strategic direction of major computer hardware manufacturers and operating system software providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

We have been subject to substantial fluctuations in quarterly net revenues and operating results, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

     - the timing and volume of customer orders, customer cancellations, and reductions in orders by our distributors;

     -    the timing and amount of our expenses;

     - the introduction of competitive products by existing or new competitors;

     -    reduced demand for any given product;

     - seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     -    the market's transition between operating systems.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, then the market price of our stock would likely decrease.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED.

We have only recently assembled our management team, as part of the plan of distribution and changes in our operating structure. Some members of our management team have worked with each other in the past, although we cannot assess at this time the effectiveness of their working relationships after the distribution.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We do not have any patents or statutory copyrights on any of our proprietary technology that we believe to be material to our future success. Although we have filed a provisional patent application with respect to some of our business applications and intellectual property rights related to our Hercules software, we have been issued no patents and we cannot assure you that any will be issued from our provisional patent application. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

When licensing our products, we rely primarily on shrink wrap licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States.

Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We do not own any U.S. or foreign patents or registered intellectual property. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us.

Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION, AND MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

     - cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

     -    redesign our products, which would be costly and time-consuming.

As part of the Distribution, CT Holdings has assigned to us a legal proceeding in which it is a defendant. From time to time, we may be subject to additional legal claims incidental to our business. We may suffer an unfavorable outcome as a result of one or more claims. We do not expect the final resolution of these claims to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

CT Holdings is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the Distribution, CT Holdings or Citadel (1) was insolvent;
(2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, CT Holdings or Citadel would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures.

CITADEL MAY INCUR INCREASED EXPENSES IF THE TRANSITION SERVICES AGREEMENT WITH CT HOLDINGS IS TERMINATED

In connection with the Distribution, Citadel will enter into a transition services agreement with CT Holdings. This agreement will provide that CT Holdings and Citadel will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support following the Distribution. The agreement will generally extend for one year after the Distribution, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, Citadel may be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which Citadel will be required to pay under the transition services agreement.

SOME PROVISIONS OF CITADEL'S CERTIFICATE OF INCORPORATION, BYLAWS AND THE TAX DISAFFILIATION AGREEMENT MAY DISCOURAGE TAKEOVERS

Citadel's certificate of incorporation and bylaws contain some anti-takeover provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by Citadel's board of directors. In particular, Citadel's certificate of incorporation and bylaws:

(1) classify Citadel's board of directors into three groups, so that stockholders elect only one-third of the board each year;

(2) permit stockholders to remove directors only for cause and only by the affirmative vote of at least 80% of Citadel's voting shares;

(3) permit a special stockholders' meeting to be called only by a majority of the board of directors;

(4) do not permit stockholders to take action except at an annual or special meeting of stockholders;

(5) require stockholders to give Citadel advance notice to nominate candidates for election to Citadel's board of directors or to make stockholder proposals at a stockholders' meeting;

(6) permit Citadel's board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine;

(7) require the vote of the holders of at least 80% of Citadel's voting shares for stockholder amendments to Citadel's bylaws; and

(8) require, for the approval of a business combination with stockholders owning 5% or more of Citadel's voting shares, the vote of at least 50% of Citadel's voting shares not owned by such stockholder, unless certain fair price requirements are met or the business combination is approved by the continuing directors of Citadel.

These provisions of Citadel's certificate of incorporation and bylaws, and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Citadel, even though a majority of Citadel's stockholders may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of Citadel's board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in some tender offers, including tender offers at prices above the then-current market value of the Citadel Shares, and may also inhibit increases in the trading price of the Citadel Shares that could result from takeover attempts or speculation.

In connection with the Distribution, Citadel has agreed to indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. Unless CT Holdings effectively rebuts the presumption that a change in control transaction involving Citadel or disposition of Citadel occurring within the four-year period beginning two years prior to the Distribution Date is pursuant to the same plan or series of related transactions as the Distribution, the Internal Revenue Service might determine that the Distribution was not tax-free, giving rise to Citadel's indemnification obligation. These provisions of the tax disaffiliation agreement may have the effect of discouraging or preventing an acquisition of Citadel or a disposition of Citadel's businesses, which may in turn depress the market price for the Citadel Shares.

                       RISKS RELATING TO THE DISTRIBUTION

THE DISTRIBUTION MAY CAUSE THE TRADING PRICE OF CT HOLDINGS COMMON STOCK TO DECLINE

Following the Distribution, CT Holdings expects that its common stock will continue to be listed and traded on the Over The Counter Bulletin Board under the symbol CITN. There can be no assurance that a trading market will continue for the shares of CT Holdings common stock or develop for the Citadel Shares. As a result of the Distribution, the trading price of CT Holdings common stock immediately following the Distribution may be substantially lower than the trading price of CT Holdings common stock immediately prior to the Distribution. Following the Distribution, CT Holdings' operations will consist of the equity interests in its incubation holdings, Parago, River Logic and Encore, and CT Holdings' related business development operations, including potential future acquisitions. These retained businesses represented approximately 87% of CT Holdings consolidated assets and 0% of CT Holdings' consolidated revenues as of and for the year ended December 31, 2001. Further, the combined trading prices of CT Holdings common stock and the Citadel Shares after the Distribution may be less than the trading price of CT Holdings common stock immediately prior to the Distribution.

SUBSTANTIAL SALES OF CT HOLDINGS COMMON STOCK MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CT HOLDINGS COMMON STOCK

After the Distribution, some CT Holdings stockholders may decide that they do not want shares in a company consisting of the incubation ventures and related business development operations, and may sell their CT Holdings common stock following the Distribution. If CT Holdings stockholders sell large numbers of shares of CT Holdings common stock over a short period of time, or if investors anticipate large sales of CT Holdings common stock over a short period of time, this could adversely affect the trading price of the CT Holdings common stock.

SUBSTANTIAL SALES OF CITADEL SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CITADEL SHARES

Based on the number of shares of CT Holdings common stock anticipated to be outstanding on the record date, CT Holdings will distribute to CT Holdings' stockholders a total of approximately 15,000,000 Citadel Shares. Under the United States federal securities laws, substantially all of these shares may be resold immediately in the public market, except for (1) Citadel Shares held by affiliates of Citadel or (2) shares which are issued in respect of restricted shares of CT Holdings common stock. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of the security software business, and may sell their Citadel Shares following the Distribution. Citadel cannot predict whether stockholders will resell large numbers of Citadel Shares in the public market following the Distribution or how quickly they may resell these Citadel Shares. If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales of Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares.

THERE CAN BE NO ASSURANCE THAT AN ACTIVE TRADING MARKET FOR CT HOLDINGS COMMON STOCK WILL RETURN

Even though CT Holdings is currently a publicly held company, there can be no assurance as to whether an active trading market for CT Holdings common stock will be maintained after the Distribution or as to the prices at which the CT Holdings common stock will trade. Some CT Holdings stockholders may decide that they do not want shares in a company consisting of the incubation ventures and related business development operations, and may sell their CT Holdings common stock following the Distribution. These and other factors may delay or hinder the return to an orderly trading market in the CT Holdings common stock following the Distribution. Whether an active trading market for CT Holdings common stock will be maintained after the Distribution and the prices for CT Holdings common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, CT Holdings' results of operations, what investors think of CT Holdings and the incubation ventures and business development industries, changes in economic conditions in its industries and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of the CT Holdings common stock.

THERE HAS NOT BEEN ANY PRIOR TRADING MARKET FOR THE CITADEL SHARES AND THERE CAN BE NO ASSURANCE THAT ONE WILL DEVELOP

There is no current trading market for the Citadel Shares, although a when-issued trading market may develop prior to completion of the Distribution. The Citadel Shares will be listed on the Over The Counter Bulletin Board under the symbol CDSS.

There can be no assurance as to whether the Citadel Shares will be actively traded or as to the prices at which the Citadel Shares will trade. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of a security software business, and may sell their Citadel Shares following the Distribution. This may delay the development of an orderly trading market in the Citadel Shares for a period of time following the Distribution. Until the Citadel Shares are fully distributed and an orderly market develops, the prices at which the Citadel Shares trade may fluctuate significantly and may be lower than the price that would be expected for a fully distributed issue. Prices for Citadel Shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, Citadel's results of operations, what investors think of Citadel and the security software industry, changes in economic conditions in the security software industry, and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of the Citadel Shares.

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL
LIABILITY

CT Holdings and Citadel intend for the Distribution to be tax-free for U.S. federal income tax purposes. Neither CT Holdings nor Citadel has requested an advance ruling from the Internal Revenue Service, or any opinion of their tax advisors, as to the tax consequences of the Distribution. No assurance can be given that the Internal Revenue Service or the courts will agree that the Distribution is tax-free.

If the Distribution does not qualify for tax-free treatment, a substantial corporate tax would be payable by the consolidated group of which CT Holdings is the common parent measured by the difference between (1) the aggregate fair market value of the Citadel Shares on the Distribution Date and (2) CT Holdings' adjusted tax basis in the Citadel Shares on the Distribution Date. The corporate level tax would be payable by CT Holdings. However, Citadel has agreed under certain circumstances to indemnify CT Holdings for all or a portion of this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on the results of operations and financial position of Citadel. In addition, under the applicable treasury regulations, each member of CT Holdings' consolidated group (including Citadel) is severally liable for such tax liability.

Furthermore, if the Distribution does not qualify as tax-free, each CT Holdings stockholder who receives Citadel Shares in the Distribution would be taxed as if he had received a cash dividend equal to the fair market value of his Citadel Shares on the Distribution Date.

Even if the Distribution qualifies as tax-free, CT Holdings could nevertheless incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code or the Code), if CT Holdings or Citadel were to undergo a change in control (whether by acquisition, additional share issuance or otherwise) pursuant to a plan or series of related transactions which include the Distribution. Any transaction which occurs within the four-year period beginning two years prior to the Distribution is presumed to be part of a plan or series of related transactions which includes the Distribution unless CT Holdings establishes otherwise. Under certain circumstances, Citadel would be obligated to indemnify CT Holdings for all or a portion of this substantial corporate tax liability under the tax disaffiliation agreement. This indemnification obligation would have a material adverse effect on the results of operations and financial position of Citadel.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements for the year ended December 31, 2001 and the ten month period ended December 31, 2000 and the related notes and the information statement filed on Form 10-SB as amended. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

SEPARATION FROM CT HOLDINGS

In November 2001 the board of directors of CT Holdings approved a pro rata distribution to CT Holdings stockholders of 100% of the outstanding shares of common stock of Citadel Security Software Inc., which until the distribution on May 17, 2002, is a wholly owned subsidiary of CT Holdings. Citadel will own and operate the security software business of CT Holdings as an independent publicly traded entity following the distribution. Following the distribution, CT Holdings' stockholders will continue to own their shares of CT Holdings as well as the new shares of Citadel. Each CT Holdings stockholder as of the record date for the distribution, will receive one Citadel share for every four CT Holdings shares held on that date.

Citadel expects trading in its common stock under the symbol "CDSS" on the Over The Counter Bulletin Board to begin on May 20, 2002, the first trading day after the anticipated distribution of its common stock by CT Holdings, to its stockholders. Citadel also believes that trading may begin in its common stock on the OTCBB Market on a "when issued" basis under the ticker symbol "CDSSV" on May 7, 2002. Citadel and CT Holdings set the record date for the distribution as May 6, 2002 as disclosed in the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission. The proposed distribution date for the spin-off dividend is May 17, 2002.

Citadel has filed an information statement on Form 10-SB and amendments with the SEC. The filings are available via the EDGAR system on the SEC website, www.sec.gov, or through a link to the SEC website on Citadel's web site, www.citadel.com. The information statement that was filed with the SEC describes the distribution and provides important financial and other information about Citadel Security Software, including risk factors related to Citadel Security Software and the distribution. CT Holdings began mailing the information statement to CT Holdings shareholders on May 6, 2002. The information statement is contained as part of the registration statement available on the SEC web site.

Citadel was incorporated under the laws of the State of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. The corporate name was changed to Citadel Security Software Inc. in January 2002. Citadel had no material assets or activities until the contribution of the security software business by CT Holdings to the Citadel corporate entity. After the Distribution, Citadel will be an independent public company, with CT Holdings having no continuing ownership interest in Citadel.

Citadel's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to Citadel from CT Holdings in conjunction with the Distribution. The financial information included in this report on Form 10-QSB, however, is not necessarily indicative of what Citadel's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

Citadel has been allocated the CT Holdings corporate assets, liabilities and expenses related to the security software business based on an estimate of the proportion of such amounts allocable to Citadel, utilizing such factors as total revenues, number of employees and other relevant factors. We believe that these allocations have been made on a reasonable and a consistent basis for the periods presented. We further believe that all costs allocated to Citadel are a reasonable representation of the costs that Citadel would have incurred if Citadel had performed these functions as a stand-alone company although there can be no assurance in this regard.

In conjunction with the separation of the security software business from CT Holdings, Citadel will enter into various agreements with CT Holdings that address the allocation of assets and liabilities, and that define Citadel's relationship with CT Holdings after the Distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, and a sublease agreement. The transition services agreements allows for a charge to CT Holdings of $20,000 per month for the payroll and benefits costs associate with the part time services of our CEO, CFO and accounting staff, shared office space and indirect overhead expenses. It is estimated that the CEO, CFO and accounting staff will spend 20% to 33% of their time on the business of CT Holdings. CT Holdings will bear the cost of all charges and activities directly identified to CT Holdings. During the three months ended March 31, 2002 shared costs of $60,000 were allocated to CT Holdings.

OUR BUSINESS

Our business strategy is to focus our software solutions on the needs and issues of securing computing environments from cyber threat vulnerabilities. A vulnerability is any weakness in software code, configuration or systems settings that may allow a malicious code or an individual unauthorized access to obtain information or to do damage to an organization's computing environment. Statistics published at www.cert.org by Carnegie Mellon Software Engineering Institute's CERT(R) Coordination Center ("CERT/CC" a registered service mark of Carnegie Mellon University) show that the number of new vulnerabilities reported in the first quarter of 2002 was 1,065 representing approximately 44% increase over the 2,437 vulnerabilities reported to CERT/CC in the year 2001 and almost a 100% increase over the 1,090 vulnerabilities reported to CERT/CC in the year 2000. Since 1988 CERT/CC has received 127,198 reported incidents of intruders compromising a computer system with 52,658 incidents reported in 2001. We are positioning the Company as a security solutions provider to allow organizations to protect their networks from this growing number of security threats and incidents. Network security administrators must continually monitor their networks for new vulnerabilities in a timely manner to protect, and keep confidential, the business data and personal information they hold in those networks. Today a security administrator must maintain a staff of people to remediate each vulnerability on each machine attached to a network, manually and one-at-a-time. This can be time consuming and costly. The larger the network the more personnel that must be retained to perform the remediation function and the growth in vulnerabilities will add costs to the security infrastructure of an organization. Quality and consistency of applying the remediation manually across large networks is also a concern of security administrators. Our strategy is to address this growing security threat with development, marketing and licensing of time saving and cost effective security software tools that manage security policies to prevent attacks and to automatically remediate security vulnerabilities from a central point of control. Our business strategy described above has three phases that began with the product development strategy in 2000, the business development, market awareness and third party relationship strategy begun in the third quarter of 2001 and the marketing and licensing revenue strategy for Hercules beginning with its commercial release in mid March 2002.

We are developing strategic third party relationships with companies in the security software industry to either use our products to manage their own security infrastructure, promote Citadel products to their customers or license our products directly to end user customers. We look to these relationships to build awareness of our products as well as additional channels to market and license our products. Our business development strategy is to continue to sign up strategic channel partners to gather market share and generate revenue.

Our software products, Hercules, WinShield Secure PC ("Secure PC") and NetOFF, provide network security administrators flexibility and scalability for automating the remediation of network security vulnerabilities, and for managing security policies within their computing environments. Our security software tools operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes, unapproved software installations and other causes of security vulnerabilities in computing systems. In addition we offer a solution for automatic remediation of security vulnerabilities found in the computing environment. For a fee we license our security software products for perpetual use on standalone personal computers or on single or multiple networks across single or multiple customer computing sites. We also offer post sale customer support services and vulnerability remediation updates under yearly renewable contracts. In May 2002 we will make our Hercules software available to our customers under a two-year subscription license in addition to a perpetual license.

OUR PRODUCTS

The Company operates in the security software business segment of the software industry. The Company's products, Hercules, SecurePC and NetOFF, provide customers with network security solutions inside the firewall.

Our customers license our products for various reasons ranging from a simple need for a security solution to limit access to an unattended computer (NetOFF), to a desire for centralized computer systems configuration and policies management (Secure PC) to protect information or to meet the mandates of information protection laws, or to a concern for the automated remediation of numerous security vulnerabilities (Hercules) to preclude internal and external attacks. Hercules, Secure PC and NetOFF address the mandated requirements of the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict security and privacy requirements on personal data in the health care and financial industries, respectively. The direct impact of these laws on revenue is difficult to specifically determine however revenue from healthcare organizations, insurance companies and financial institutions represent approximately 40% and 21%, of total revenue for the quarters ended March 31, 2002 and 2001, respectively. We expect that increasing concern for security and privacy of personal data will continue to drive revenue from healthcare and financial institutions although we see a growing awareness of network security needs from companies and organizations across all industries.

Hercules is a vulnerability remediation software solution that automates the remediation of security vulnerabilities in computing environments, and we believe it is the only solution that can automatically deploy the appropriate resolution of the vulnerability, and enhance the security administration of the computing environment. Using industry standard vulnerability assessment scanning tools security administrators today can identify the security vulnerabilities affecting their computing environments. Examples of security vulnerabilities include among others, unauthorized users, passwords that do not expire, hidden viruses or malicious code and security holes in operating system or application software. Remediation may include the elimination of the malicious code, the blocking of an unauthorized user, the time out of a password, the deployment of a vender patch and other solutions to eliminate the security vulnerability. Hercules provides remediation from a central point of control eliminating the need to resolve each vulnerability individually at each site of a network node one-at-a-time. In January 2002 we filed a provisional patent application with respect to the core technologies and intellectual property rights related to our Hercules software. Hercules is offered to our customers under a perpetual license or under a two year subscription license. As part of the perpetual licensing process for Hercules, we require our customers to enter into a maintenance contract whereby the customer receives vulnerability remediation updates via a connection through our website to a database of vulnerabilities and their resolution. These services are included in the pricing under the subscription based license model.

Secure PC enforces security policies across workstations and servers from a single point of control across multiple operating systems and platforms. Version
4.5 of Secure PC provides advanced features allowing security administrators to create, manage and deploy security policies for Windows computing environments. This software tool allows security administrators to proactively set and enforce security policies for their organization across Windows platforms and secures access to information and applications from unauthorized users. Additionally, Secure PC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information.

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software, anti-viral updates and to remediate vulnerabilities. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information.

In addition to our current product offerings, we are also developing additional features and functions for our existing products that we anticipate launching in 2002. In the second quarter we will release the next version of Hercules that will broaden the number of third party scanning assessment tool interfaces and will include enhanced reporting features. Our product development strategy is designed to keep our products current and up-to-date with changes in operating systems and new technologies so that they will run on multiple operating system platforms. Our products are designed to run on Windows platforms and our development plan includes the addition of products that run UNIX and Linux platforms. As a result of our strategy to maintain our products on current operating system platforms our products are generally not subject to rapid technological obsolescence due to the introduction of new operating systems or computing products. In addition individual consumers have licensed our products and we will continue to offer our products to specific target consumer markets but our primary customer focus is on enterprise wide security solutions products for businesses and organizations that have large networks of computers. Therefore we are generally not subject to rapid changes in consumer preferences or changes in retail trends. It is reasonably possible however that these factors may change in the future as our business model is adapted to changes in technology, changes in buying patterns of our customers and changes in the software industry's licensing models.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue from licensing of its products when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), vulnerability remediation updates and software updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract.

Our products are typically sold standalone and are not bundled with professional services, training or other products and services. Should we group additional products or services together as an offering in the future, revenue would be allocated to the components based on vender specific objective evidence (VSOE) and recognized based on the fair value of that component had each been sold separately. In determining VSOE, management considers several factors that include price lists, historical transactions with similar terms and conditions and the interpretation of the contractual agreement. If any of these factors are misinterpreted, the result could be an error in the amount or period of the revenue recognized.

In May 2002 we made our Hercules product available to our customers under a two-year subscription license in addition to a perpetual license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and vulnerability updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. The subscription license model offers customers under budget constraints to use our product for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow than under the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. Since this is a new licensing model for the Company there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

Customers obtain a license to our products through our website and telesales organization, and through promotions or reseller agreements with independent third parties. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds and other known data as well as market and economic conditions. Software code is inherently subject to errors commonly referred to as software "bugs." Changes in the estimates of product returns could occur should our software experience an unusually high number of bugs. While the product may perform substantially in accordance with written specifications management may decide to allow customers to return product or to incur costs to develop a software patch to replace the code causing the bug. While the returns of product have been minimal there can be no assurance that our historical returns are representative of the future.

Our products are not sold through retail distribution channels. Resellers generally order product when they receive an order from their end user customer and receive a reseller discount from our product and maintenance list price for generating the order. Current reseller agreements do not provide for a contractual right of return, future price concessions, and minimum inventory commitments nor is payment contingent upon the reseller's future sales or our products. Revenue generated through distribution and marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

Software Costs

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for its internally developed software costs. Purchased software (i.e. software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs not qualifying for capitalization are expensed and classified as research and development expenses in the statements of operations. Research and development expenses and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

The Company evaluates the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management's ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management's ability to successfully license its products to its customers. A change in one or more of these factors may influence management's estimates. Accordingly currently estimated net realizable values are subject to reductions resulting in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 As Compared With The Three Months Ended March 31, 2001

Revenue

Revenue for the three months ended March 31, 2002 was $89,276 versus $100,707 for the three months ended March 31, 2001, a decrease of $11,431 or 11%. The decrease in revenue is partially due to turnover in the sales staff during the quarter as more experienced employees, including our Executive Vice President of Sales, were hired. This had the effect of delaying the sales cycle while the new employees established contacts in their respective territories and began to build pipeline. No licensing fees were recognized for Hercules as it was released in mid March. Revenue from post sale customer support contracts amounted to $2,021 and $4,103 for the quarters ended March 31, 2002 and 2001, respectively. We recognized returns and allowances of $5,000 and $9,567 for the quarters ended March 31, 2002 and 2001, respectively.

During the quarter ended March 31, 2002 revenue from two customers accounted for 34% of total revenue. The two customers are a Veterans Administration Hospital (18%) and Memorial Hermann Baptist Hospital (16%). In the quarter ended March 31, 2001, 17% of total revenue was accounted for by a Veterans Administration Hospital.

Costs of Revenue

Total costs of revenue were $7,092 for the three months ended March 31, 2002 versus $190,206 for the three months ended March 31, 2001. The decrease of $183,114 is directly attributable to a decrease in software amortization expense. At December 31, 2001 capitalized development costs related to the Secure PC and NetOFF products were fully amortized. Amortization expense related to the Hercules products began upon the release for commercial availability in mid March 2002. Amortization expense in the quarter ending March 31, 2002 was $5,000 versus $189,060 for the quarter ended March 31, 2001. We expect amortization expense to increase in the remaining quarters of 2002 as the amortization expense in the first quarter of 2002 was for a partial month. In addition our development plan includes the planned release of new products, features, functionality and new versions of existing products. As a result software amortization will increase accordingly in future periods.

We encourage our customers to download software programs they license directly from our website. The result is that the customer receives the products they order when they need them and our Company benefits from reduced costs of shipping, media and documentation when using traditional media preparation and delivery methods. We expect these costs will vary with revenue levels but will not become a significant component of costs of revenue. Furthermore, in future periods the costs of maintaining the vulnerability remediation database to provide remediation updates to customers and the costs associated with post sale customer support contracts will be classified as a cost of revenue. These were immaterial costs during the quarter ended March 31, 2002 and 2001, respectively.

Our analysis of our revenue forecasts and the net realizable value of our products supports our determination that no write-down of capitalized software development costs is required at March 31, 2002. However, there can be no assurance that we will successfully execute our business strategy to achieve these forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of $594,162 for the three months ended March 31, 2002 versus $390,112 for the three months ended March 31, 2001. The increase of $204,050 or 52% is partially attributable to the compensation and benefits expenses associated with the increase in the number of employees hired to execute our business strategy. At March 31, 2001 we employed five people including our CEO, 2 people in sales and our CTO and 1 person in development primarily focused on the planning of our Hercules development which we began programming lines of code in June of 2001. The expenses associated with the formulation of this plan, primarily payroll and benefits for the two development employees, were determined to be general expenses unrelated to any specific research and development activity. Early in the fourth quarter of 2001 we began the execution of the market development strategy for the Hercules remediation solution and hired business development, sales and marketing personnel to begin building strategic third party relationships, brand awareness and to increase the licensing revenue generated from Secure PC and NetOFF. The execution of this plan has continued into 2002 ending the first quarter of 2002 with the commercial release of Hercules. At March 31, 2002 we employed 18 people with 8 in sales, customer support, marketing and business development and 5 in finance, administration and management and 5 people in development. We are continuing to execute our business strategy and accordingly we increased our sales, customer support, marketing and business development personnel to 15 people at the end of April 2002. For the three months ended March 31, 2002 $60,000 was allocated to CT Holdings for costs of shared personnel, office space and related indirect overhead expenses.

Research And Development Expense

We capitalize software development costs at the time technological feasibility is established. Costs and expenses that do not qualify for capitalization are expensed as research and development costs. These costs primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the three months ended March 31, 2002 we incurred $40,675 of research and development expenses which are net of $131,174 of capitalized software development costs. No research and development costs were incurred during the three months ended March 31, 2001 and no software development costs were capitalized as we had not yet begun to execute a product development project in the first quarter of 2001. Our development plan for the remainder of 2002 includes the planned release of new products, features, functionality and new versions of existing products. As a result capitalized software development costs and research and development expenses are expected to increase accordingly in future periods. Research and development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At March 31, 2002 we had 5 people in development including our Chief Technology Officer. This compares to 2 people in development at March 31, 2001. We plan to add development resources to our team to execute the development projects for the remainder of 2002. At April 30, 2002 we employed 6 people in product development.

Depreciation Expense

We recognize depreciation expense for the depreciation of property and equipment. Depreciation expense for the quarter ended March 31, 2002 was $16,929, compared to $30,168 for the three months ended March 31, 2001, a decrease of $13,239, or 44%. We attribute this decrease to lower depreciable balances of property and equipment. Our business plan calls for the addition of staff in all departments. Although we have no material commitments for capital expenditures at March 31, 2002 the planned employee additions will require us to increase capital expenditures for computers and network infrastructure improvements and accordingly there will be an increase in capital expenditures and depreciation expense in future periods.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2002 were $11,867. The net cash provided by operating activities of $11,973 for the three months ended March 31, 2002 is principally a result of the net loss of $569,582 partially offset by changes in operating assets and liabilities of $554,626 plus net non-cash charges of $26,929 primarily consisting of depreciation and amortization. The net cash used in operating activities of $56,406 for the three months ended March 31, 2001 is principally a result of the net loss of $509,779, partially offset by non-cash charges of $219,228 for depreciation and amortization and a net increase in operating assets and liabilities of $234,145.

Cash flows used by investing activities was $145,947 representing $14,773 purchases of computer equipment for newly hired employees and $131,174 of additions to capitalized software development costs related to the Hercules development costs incurred through its release date for commercial availability in March 2002. During the three months ended March 31, 2001 we incurred no expenditures for property and equipment or capitalized software development costs. As noted above expenditures for computer equipment and our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. There are no material commitments for capital expenditures at March 31, 2002. We are assessing the magnitude of our equipment and information infrastructure technology needs taking into consideration our near term cash flow forecast and any available financing alternatives, expect to enter into purchase commitments for the equipment in the in 2002.

Cash flows provided by financing activities resulted primarily from the contribution from CT Holdings, our parent prior to the Distribution, of $70,811 for the three months ended March 31, 2002, as compared to a contribution from CT Holdings of $75,463 for the three months ended March 31, 2001. The cash provided by financing activities for the three months ended March 31, 2001 also includes payments on notes payable of $29,896.

As a result of the aforementioned factors, cash and cash equivalents decreased by $63,163 for the quarter ended March 31, 2002, versus a decrease of $10,839 for the three months ended March 31, 2001.

Liquidity

We have received a report from our independent auditors for our year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next 12 months.

Since the beginning of the year 2000 the our business strategy has been focused on product development, business development, marketing of our Secure PC and NetOFF products and the March 2002 release of Hercules, a security vulnerability remediation software automation tool. Until the fourth quarter of 2001 and the first quarter of 2002 we allocated minimal resources to the licensing of our products and as a result the Company has generated minimal revenues. This has resulted in recurring operating losses, negative cash flow from operations and a cash balance at March 31, 2002 of $11,867, a significant deficiency in working capital of ($1,551,074) and a significant stockholders' deficit of ($1,192,697).

We are addressing the liquidity situation through the execution of our operating plan and the identification of financing alternatives. In March 2002 we released Hercules, a security vulnerability remediation tool that allows a security administrator to automate the resolution of computer network security vulnerabilities from a central point of control. Our strategy to increase cash flow from the execution the operating plan relies upon the fees to be received from the licensing of the Hercules security remediation software tool. No licensing fees were recognized from Hercules in the first quarter of 2002. It is anticipated that following the Distribution we will need to raise $3 million to $5 million to fund the operations during 2002. We are exploring strategies for raising the necessary equity or debt capital through a public offering or private placement however, there is no assurance that the market for financing through a public offering or private placement will be successful or if successful, on terms favorable to the Company. Until we achieve positive cash flow from operations or identify and close a third party source of financing, we are dependent upon financing from related parties including our Chief Executive Officer, some members of the board of directors, some of our existing shareholders and other related parties. During the calendar years 2000 and 2001 and through the first quarter of 2002 substantially all of the funding of Citadel and its parent company, CT Holdings, was received from related parties. While the same or new related parties may agree to continue to fund the Company in the future there can be no assurance that such financing will continue to be available, or if available, on terms that we would be willing to accept.

There can be no assurance that our execution of the operating plan and financing strategies will be successful or that other actions may become necessary in order for us to raise capital. Although we have been successful raising capital in the past, any inability to raise capital may require us to sell assets or reduce the level of our operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to our business and results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the second quarter of 2002. As part of the Distribution, we anticipate that we will assume responsibility for this lawsuit.

Other than the lawsuit described above, we are not a party to any legal proceedings. Various legal claims are pending or may be instituted against CT Holdings. Because Citadel is a separate corporation which did not engage in the activities giving rise to these legal claims, Citadel's management believes the risk that Citadel's assets could be subject to these claims and liabilities (except for those claims and liabilities expressly assumed in the distribution agreement) is remote, although there can be no assurance that Citadel will not become subject to these claims and liabilities. Please see Risk Factors - Risks Related to Our Business - We Are Involved In Litigation, And May Become Involved In Future Litigation, Which May Result In Substantial Expense And May Divert Our Attention From The Implementation Of Our Business Strategy.

We may become involved from time to time in litigation on various matters which are routine to the conduct of our business. We believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on our business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.

(REGISTRANT)

Date: May 20, 2002 By:  /s/ STEVEN B. SOLOMON
                        ----------------------------------
                        Steven B. Solomon,
                        President and Chief Executive Officer
                        (Duly Authorized Signatory and Principal Executive Officer)


                        /s/ RICHARD CONNELLY
                        ----------------------------------
                        Richard Connelly,
                        Chief Financial Officer
                        (Duly Authorized Signatory and Principal Accounting and Financial Officer)