Form 10QSB
period 2002-06-30
CITADEL SECURITY SOFTWARE INC
filed 2002-08-14
CIK 1164552

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-33491

                         CITADEL SECURITY SOFTWARE INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 75-2873882
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

             8750 CENTRAL EXPRESSWAY, SUITE 100, DALLAS, TX 75231
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding at August 9 2002

Common Stock, Par value $.01 per share            14,387,244


Transitional Small Business Disclosure Format Yes [_]   No [X]

                        CITADEL SECURITY SOFTWARE INC.
                                 FORM 10-QSB
                     QUARTERLY PERIOD ENDED JUNE 30, 2002
                               TABLE OF CONTENTS



                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets

          as of June 30, 2002 and December 31, 2001                         2

     Statements of Operations

          for the three and six months ended June 30, 2002 and 2001         3

     Statements of Cash Flows

          for the six months ended June 30, 2002 and 2001                   4

     Notes to Financial Statements                                          5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                             35

Item 6.      Exhibits and Reports on Form 8-K                              35

Signatures                                                                 36

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CITADEL SECURITY SOFTWARE INC.
                                BALANCE SHEETS

                                                            June 30,
                                                              2002       December 31,
                                                          (unaudited)       2001
                                                         -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and cash equivalents                              $     73,771   $     75,030
  Accounts receivable-trade, less allowance
   of $11,570 and $0                                          464,154         24,222
  Prepaid expenses and other current assets                    54,987         72,702
                                                         -------------  -------------
  Total current assets                                        592,912        171,954

PROPERTY AND EQUIPMENT, net                                    53,737         43,006

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $2,585,342 and
  $2,551,666 at June 30, 2002 and December 31, 2001           403,111        174,110

OTHER ASSETS                                                   17,243         24,651
                                                         -------------  -------------
  TOTAL ASSETS                                           $  1,067,003   $    413,721
                                                         =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $  1,592,738   $    862,262
  Payroll tax obligations                                     574,690        245,385
  Deferred revenue                                             85,857              -
  Note payable                                                 40,000              -
  Notes and advances payable to related parties               335,000              -
                                                         -------------  -------------
  Total current liabilities                                 2,628,285      1,107,647

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $.01 par value per share;
  1,000,000 shares authorized; no shares issued
  or outstanding at June 30, 2002 and December 31, 2001
COMMON STOCK, $.01 par value per share;
  50,000,000 shares authorized; 14,387,244 and
  12,457,402 shares issued at June 30, 2002
  and December 31, 2001                                       143,872        124,574
ADDITIONAL PAID-IN CAPITAL                                 28,384,225     28,203,392
ACCUMULATED DEFICIT                                       (30,089,379)   (29,021,892)
                                                         -------------  -------------
STOCKHOLDERS' DEFICIT                                      (1,561,282)      (693,926)
                                                         -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  1,067,003   $    413,721
                                                         =============  =============

The accompanying notes are an integral part of these financial statements.

                          CITADEL SECURITY SOFTWARE INC.
                        UNAUDITED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                     2002          2001          2002          2001
                                                 ------------  ------------  ------------  ------------
Revenue                                          $   457,451   $    80,711   $   546,727   $   181,418

Costs of revenue
    Shipping, supplies and other                       1,534         1,311         3,626         2,457
    Software amortization                             28,676       174,678        33,676       363,738
                                                 ------------  ------------  ------------  ------------
    Total costs of revenue                            30,210       175,989        37,302       366,195

Operating expenses
    Selling, general and administrative expense      811,215       398,234     1,405,377       788,346
    Product development expense                      105,426             -       146,101             -
    Depreciation expense                               6,505        25,459        23,434        55,627
                                                 ------------  ------------  ------------  ------------
    Total operating expenses                         923,146       423,693     1,574,912       843,973
                                                 ------------  ------------  ------------  ------------
    Operating loss                                  (495,905)     (518,971)   (1,065,487)   (1,028,750)

Interest expense                                      (2,000)            -        (2,000)            -
                                                 ------------  ------------  ------------  ------------
Loss before income taxes                            (497,905)     (518,971)   (1,067,487)   (1,028,750)

Provision for income taxes                                 -             -             -             -
                                                 ------------  ------------  ------------  ------------
Net loss                                         $  (497,905)  $  (518,971)  $(1,067,487)  $(1,028,750)
                                                 ============  ============  ============  ============

Net loss per share - basic and diluted           $     (0.04)  $     (0.04)  $     (0.08)  $     (0.08)
                                                 ============  ============  ============  ============

Weighted average shares outstanding -
    basic and diluted                             13,772,479    12,427,240    13,142,584    12,421,241
                                                 ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                        $(1,067,487)  $(1,028,750)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization              57,110       419,366
                Provision for returns and allowances       11,570        19,354
      Changes in operating assets and liabilities
           Accounts receivable                           (451,502)      (11,088)
           Inventory                                            -       (18,255)
           Prepaid expenses and other current assets       17,715        56,530
           Other assets                                     7,408         2,011
           Accounts payable and accrued expenses          730,476       102,972
           Payroll tax liability                          329,305        31,665
           Deferred revenue                                85,857             -
                                                      ------------  ------------
      NET CASH USED IN OPERATING ACTIVITIES              (279,548)     (426,195)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                 (34,165)            -
      Capitalized software development costs             (262,677)            -
                                                      ------------  ------------
      NET CASH USED IN INVESTING ACTIVITIES              (296,842)            -

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of notes and advances from
        related parties                                   335,000             -
      Proceeds from notes payable                          40,000             -
      Payments on notes payable                                 -       (60,470)
      Net contribution from Parent                        200,131       502,514
                                                      ------------  ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           575,131       442,044
                                                      ------------  ------------
      Net (decrease) increase in cash
        and cash equivalents                               (1,259)       15,849
      Cash and cash equivalents at the beginning
        of the period                                      75,030        11,131
                                                      ------------  ------------
      Cash and cash equivalents at the end
        of the period                                 $    73,771   $    26,980
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim financial statements of Citadel Security Software Inc. (the "Company" or "Citadel") as of June 30, 2002 and for the three-and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for the interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements presented for all periods prior to May 17, 2002 include the accounts of CT Holdings Inc.'s security software operations. The Company began operations as a separate standalone company immediately following the distribution on May 17, 2002 as discussed below. Operating results for the three-month and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future interim period or for the year ended December 31, 2002. Prior to May 17, 2002 certain of CT Holdings' assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company. These financial statements should be read together with the audited financial statements and notes thereto for the year ended December 31, 2001 and the ten months ended December 31, 2000, included in Citadel's Form 10-SB, as amended, on file with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings, Inc. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Company set May 6, 2002 as the record date and on May 17, 2002 a pro rata dividend of 14,387,244 shares of Citadel's common stock were distributed to CT Holdings shareholders (the "Distribution"). In the Distribution each common shareholder of CT Holdings received one share of Citadel common stock for every four shares of CT Holdings common stock held as of May 6, 2002, the record date. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to shareholders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules, Secure PC and NetOFF, provide the flexibility and scalability that security administrators demand for automating the remediation of security vulnerabilities and for managing security policies within computing environments. These security software solutions run on servers and workstations and are designed to automatically remediate system vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software bugs and other causes of security vulnerabilities in computing systems.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

Liquidity

Since the beginning of the year 2000 the Company's business strategy has been focused on product development, business development, marketing of its Secure PC and NetOFF products and in March 2002 the release of Hercules. Until the fourth quarter of 2001 and the first quarter of 2002 the Company allocated minimal resources to the licensing of its products and as a result the Company has generated minimal revenues. This has resulted in recurring operating losses, negative cash flow from operations and a significant deficiency in working capital of ($2,035,373) and a significant stockholders' deficit of ($1,561,282) at June 30, 2002.

The Company is addressing the liquidity situation through the execution of its operating plan and the identification of financing alternatives. In March 2002 the Company released Hercules, a security vulnerability remediation tool that allows a security administrator to automate the resolution of computer network security vulnerabilities from a central point of control. Hercules began shipping during the quarter ended June 30, 2002. The Company's strategy to increase cash flow from the execution its operating plan relies upon the fees to be received from the licensing of Hercules. The Company needs to raise $3 million to $5 million to pay liabilities, fund the operations and add sales and engineering resources in the next six to twelve months. The Company is currently in negotiations with several financial and strategic investors to raise the necessary equity or debt capital through a public offering or private placement however, there is no assurance that the negotiations will be successful or that the financing through a public offering or private placement will be successful or if successful, on terms favorable to the Company. Until the Company achieves positive cash flow from operations or negotiates and closes a third party source of financing, the Company is dependent upon financing from related parties including its Chief Executive Officer, some members of the board of directors, certain of its existing shareholders and other related parties. During the calendar years 2001 and through the second quarter of 2002 substantially all of the funding of Citadel and its former parent company, CT Holdings, was received from related parties. During the second quarter of 2002 and up to the distribution on May 17, 2002 the Company received approximately $200,000 in contributions from CT Holdings all of which was received from related parties. Since the distribution on May 17, 2002 the Company has received advances and short term debt financing of $335,000 from related parties. While the same or new related parties may agree to continue to fund the Company in the future there can be no assurance that such financing will continue to be available, or if available, on terms that the Company would be willing to accept.

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

Revenue Recognition

The Company's customers consist of large and small corporations, individual consumers, and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." License revenue is

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), point releases of new features and functionality and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the contract. The Company's products are typically licensed standalone and are not bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue is allocated to the components based on vender specific objective evidence and recognized separately for each component in accordance with SOP 97-2 as may be amended from time-to-time.

Customers may license the Company's products through its website and telesales organization, and through promotions or reseller agreements with independent third parties. The Company's products are not licensed through retail distribution channels. A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns of $11,570 was recorded at June 30, 2002.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum inventory commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly, or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends.

In May 2002 we made our Hercules product available to our customers on a two-year subscription license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payments terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the quarter ended June 30, 2002.

The Company's development strategy is structured around the current and new Microsoft Windows environments and the future release of Hercules on current versions of UNIX and Linux platforms. We believe that this strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However it is possible that these factors may change in the future as our business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's licensing models.


Software Development Costs

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are recorded as product development expense. Product development expense totaled $146,101 and $0 for the six months ended June 30, 2002 and 2001,

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

respectively. Additionally, the Company capitalized software development costs for the Hercules product of $262,677 and $0 for the six months ended June 30, 2002 and 2001, respectively. Capitalized software development costs, including and purchased software, are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense related to purchased software and capitalized software development costs was $28,676 and $174,678 for the quarters ended June 30, 2002 and 2001, respectively.

At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenues of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at June 30, 2002 or 2001.


Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options or warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. For the periods presented prior to the Distribution on May 17, 2002 the weighted average number of shares of common stock outstanding has been computed using the weighted average number of CT Holdings common shares outstanding of 49,708,962 for the quarter ended June 30, 2001 and 49,684,966 for the six months ended June 30, 2001, divided by four (the Distribution Ratio) resulting in weighted average shares for Citadel of 12,427,240 for the quarter ended June 30, 2001 and 12,421,241 the six months ended June 30, 2001.

For the six months ended June 30, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from January 1, 2002 through the Distribution on May 17, 2002 divided by the Distribution Ratio plus the weighted average number of Citadel shares outstanding following the Distribution through June 30, 2002. This resulted in a blended weighted average number of shares outstanding of 13,142,584 for the six months ended June 30, 2002. Similarly, for the quarter ended June 30, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from April 1, 2002 through the Distribution on May 17, 2002 divided by the Distribution Ratio plus the weighted average number of Citadel shares
outstanding following the Distribution through June 30, 2002.   This resulted in
a blended weighted average number of shares outstanding of 13,772,479 for the quarter ended June 30, 2002.


Common Stock

The shares of common stock outstanding of 12,457,402 at December 31, 2001, presented in the financial statements represent the number of shares that would have been outstanding if the Distribution had occurred at December 31, 2001, using the number of shares of CT Holdings common stock outstanding of 49,829,608 at December 31, 2001, divided by four, the Distribution Ratio.

Change in Estimate

Effective January 2001 the Company decreased its estimate of the useful lives of all remaining unamortized balances of purchased software and capitalized software development costs from primarily three years to one year. This change

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

has the effect of increasing the net loss for the quarter ended June 30, 2001 by approximately $105,000 or $0.01 per share and by approximately $210,000 or $0.02 per share for the six months ended June 30, 2001.

NOTE B - PAYROLL TAX OBLIGATIONS

The Company has timely filed its Federal and State employer and employee payroll tax forms for the quarters ended June 30 and March 31, 2002 and for the year ended December 31, 2001 but has an obligation to remit $574,690 of payroll taxes and related late payment penalties for these periods. The Company has determined this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to an accrual for interest and penalties. The liability is reflected in the accompanying financial statements as payroll tax obligations.

NOTE C - COMMITMENT TO ISSUE STOCK

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock.

On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of some of its liabilities. CT Holdings had reached agreement in principle regarding the settlements but at June 30, 2002 had not completed the negotiations. Accordingly, should CT Holdings ultimately complete the negotiations and issue these shares, up to 262,500 shares of Citadel common stock would be issued to the parties to the settlements.

In June 2001, two directors of CT Holdings funded and guaranteed CT Holdings' participation in a bank bridge loan of an affiliate. In consideration for this funding and guarantees, CT Holdings agreed to permit the directors to exchange up to 5,000,000 Parago shares into up to 6,000,000 shares of CT Holdings' common stock including a right to any dividends. The exercise of this exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock.

At June 30, 2002 there were stock options outstanding for 3,336,000 shares of the Company's common stock.

NOTE D - COMMITMENTS AND CONTINGENCIES

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the fourth quarter of 2002. As part of the Distribution, the Company anticipates that it will assume responsibility for this lawsuit. The Company has recorded an accrued liability of approximately $101,000 relating to this litigation at June 30, 2002 and December 31, 2001.

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

NOTE E - SIGNIFICANT CUSTOMERS

During the three and six months ended June 30, 2002 Washington Mutual represented approximately 70% and 58% respectively, of total revenue. During the three months ended June 30, 2001 the Naval Criminal Investigation Services and the Munroe Regional Medical Center represented 12% and 11% respectively, of total revenue. During the six months ended June 30, 2001 no customer accounted for 10% or more of total revenue.

NOTE F - RELATED PARTY TRANSACTIONS

Following the Distribution the Company's CEO advanced the Company $50,000. This advance is non-interest bearing and is due on demand. In May 2002, the Company entered into an 8% note payable for $35,000 due August 31, 2002 with an entity related to an employee of the Company. In June 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a director of the Company.

Pursuant to the transition services agreement, CT Holdings reimburses the Company $20,000 per month for the shared services of the Company's CEO, CFO and administration. At June 30, 2002 the Company has recorded a receivable from CT Holdings for these services since May 17, 2002, the date of the Distribution. Due to the cash deficiency of CT Holdings the Company has fully reserved this receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of Citadel could be materially adversely affected. If that happens, the trading price of Citadel Shares could decline significantly.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses, have a working capital deficiency and a stockholders deficit. During the six months ended June 30, 2002 cash used by operations was approximately $280,000. We had a cash balance of approximately $74,000 at June 30, 2002 and current liabilities exceeded current assets by approximately $2,011,000 at June 30, 2002. We had a stockholders' deficit of approximately $1,561,000 at June 30, 2002. We have been and continue to be dependent upon outside and related party financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. During the six months ended June 30, 2002, substantially all of this financing has been provided by related parties.

We expect to generate cash from software license fees and will incur costs relating to such operations that may result in additional cash deficiencies. We will also continue to incur expenses relating to corporate overhead and activities related to our software business. Achieving positive cash flow is currently highly dependent upon increasing sales of our products. We estimate we will need to raise additional capital to fund our business plan through the remainder of 2002 and substantially greater funds if amounts become due to settle contingent liabilities. We may be required to seek additional funds from related parties, including our directors and officers. Historically, Citadel was funded by CT Holdings, which obtained its funding on a short-term bridge basis from its Chief Executive Officer and directors. While Citadel may seek similar funding from related parties in the future, there can be no assurance that such financing will be available, or if available, on terms that we would be willing to accept.

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

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR AS A RESULT OF OPTION EXERCISES.

If future acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Citadel Shares.

Citadel has granted options to purchase Citadel Shares to CT Holdings employees who became Citadel employees following the Distribution and Citadel will grant additional options in the future. Currently, Citadel has options outstanding to purchase approximately 3,336,000 Citadel Shares. In addition Citadel may be obligated to issue up to 262,500 shares of its common stock pursuant to CT Holdings shares held by CT Holdings that may be used to settle liabilities of CT Holdings. Also 1,500,000 shares of Citadel common stock may be issued upon the conversion of exchange rights held by two directors of CT Holdings. See Note C - Commitment to Issue Stock to the financial statements. The issuance of Citadel Shares resulting from these commitments may result in dilution to the Citadel stockholders.


CITADEL HAS VERY LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

Although CT Holdings and its predecessors have operated as a reporting public company since 1994 and sold security software since 1992, Citadel has only a limited operating history as an independent public company. Historically, since the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Distribution, Citadel relies only on the security software business for such requirements. The security software business has operated at a loss in the past for CT Holdings, and there can be no assurance that, as an independent company, such losses will not continue or increase. Additionally, Citadel's business has relied upon CT Holdings for various financial, administrative and managerial expertise in conducting its operations. Following the Distribution, Citadel maintains its own credit and banking relationships and performs its own financial and investor relations functions. While a significant number of key employees of CT Holdings have been employed by Citadel following the Distribution, there can be no assurance that Citadel will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

CITADEL'S HISTORICAL FINANCIAL INFORMATION MAY BE OF LIMITED RELEVANCE.

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

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION.

Members of the board of directors and management of Citadel will own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the Distribution, four of the five directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel will also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES.

We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Although our development strategy is to adapt our product offerings to the changing technology requirements of our customers, future technology or market changes may cause some of our products to become obsolete more quickly than expected.

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

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing customers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. As part of CT Holdings, we completed a number of acquisitions and dispositions of technologies, companies and products and we may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS.

Price competition is often intense in the software market, especially for security software products. Many of security software companies have reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

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

OUR USE OF SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS.

We offer corporate site licenses to customers with large networks. In addition we are offer licenses to corporations and small businesses through volume licensing agreements. These licensing arrangements tend to involve a longer sales cycle than other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate segment to take advantage of this growth.

OUR INTRODUCTION OF SUBSCRIPTION BASED LICENSING MAY AFFECT THE TIMING OF REVENUE RECOGNITION AND CASH FLOW DIFFERENTLY THAN UNDER PRIOR LICENSING MODELS.

In May 2002 we made our Hercules product available to our customers on a two-year subscription basis. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payments terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. The subscription license model offers customers under budget constraints to use our product for fees substantially less than the perpetual license fees. This software licensing model has the initial effect of lowering our revenue and cash flow than under the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. Since this is a new licensing model for the Company there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

WE USE SYSTEMS INTEGRATORS AND RESELLERS FOR A PORTION OF OUR REVENUES.

In addition to our direct sales force we license our products through third party resellers under arrangements. If we are unsuccessful in developing and maintaining new and current relationships, or if these resellers are unsuccessful in selling their products, our future revenue and operating results may be adversely affected.

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN.

We believe that we will need to make significant product development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT CYCLE IS DIFFICULT TO PREDICT.

The length of our product development cycle has generally been greater than we originally expected. We could experience delays in future product development projects resulting in delays in new product releases and updates. These delays could have a material adverse affect on the amount and timing of future revenues.

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

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL

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

OUR SOFTWARE MAY BE SUBJECT TO DEFECTS AND PRODUCT LIABILITY.

Software products frequently contain errors or defects in programming code, especially when first introduced or when new versions or enhancements are released. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software coding errors or defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim in excess of any insurance coverage could have a material adverse affect on our business, operating results and financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION.

While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our Web site, such viruses or other attacks could be created and deployed against our products or Web site in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our Web site from time-to-time. A hacker who penetrates our network or Web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

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

CITADEL MAY INCUR INCREASED EXPENSES IF THE TRANSITION SERVICES AGREEMENT WITH CT HOLDINGS IS TERMINATED.

In connection with the Distribution, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support following the Distribution. The agreement generally extends for one year after the Distribution, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, Citadel may be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which Citadel will be required to pay under the transition services agreement.

SOME PROVISIONS OF CITADEL'S CERTIFICATE OF INCORPORATION, BYLAWS AND THE TAX DISAFFILIATION AGREEMENT MAY DISCOURAGE TAKEOVERS.

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

In connection with the Distribution, Citadel agreed to indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. Unless CT Holdings effectively rebuts the presumption that a change in control transaction involving Citadel or disposition of Citadel occurring within the four-year period beginning two years prior to the Distribution Date is pursuant to the same plan or series of related transactions as the Distribution, the Internal Revenue Service might determine that the Distribution was not tax-free, giving rise to Citadel's indemnification obligation. These provisions of the tax disaffiliation agreement may have the effect of discouraging or preventing an acquisition of Citadel or a disposition of Citadel's businesses, which may in turn depress the market price for the Citadel Shares.

                       RISKS RELATING TO THE DISTRIBUTION


SUBSTANTIAL SALES OF CITADEL SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CITADEL SHARES.

CT Holdings distributed to CT Holdings' stockholders a total of 14,387,244 Citadel Shares. Under the United States federal securities laws, substantially all of these shares may be resold immediately in the public market, except for
(1) Citadel Shares held by affiliates of Citadel or (2) shares which are issued in respect of restricted shares of CT Holdings common stock. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of the security software business, and may sell their Citadel Shares following the Distribution. Citadel cannot predict whether stockholders will resell large numbers of Citadel Shares in the public market following the Distribution or how quickly they may resell these Citadel Shares. If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales of Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares.

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL LIABILITY.

CT Holdings and Citadel intend for the Distribution to be tax-free for U.S. federal income tax purposes. Neither CT Holdings nor Citadel requested an advance ruling from the Internal Revenue Service, or any opinion of their tax advisors, as to the tax consequences of the Distribution. No assurance can be given that the Internal Revenue Service or the courts will agree that the Distribution was tax-free.

If the Distribution does not qualify for tax-free treatment, a substantial corporate tax could be payable by the consolidated group of which CT Holdings is the common parent measured by the difference between (1) the aggregate fair market value of the Citadel Shares on the Distribution Date and (2) CT Holdings' adjusted tax basis in the Citadel Shares on the Distribution Date. The corporate level tax would be payable by CT Holdings. However, Citadel agreed under certain circumstances to indemnify CT Holdings for all or a portion of this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on the results of operations and financial position of Citadel. In addition, under the applicable treasury regulations, each member of CT Holdings' consolidated group (including Citadel) is severally liable for such tax liability.

Furthermore, if the Distribution does not qualify as tax-free, each CT Holdings stockholder who receives Citadel Shares in the Distribution could be taxed as if he had received a cash dividend equal to the fair market value of his Citadel Shares on the Distribution Date.

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

SEPARATION FROM CT HOLDINGS

In November 2001 the board of directors of CT Holdings approved a pro rata distribution to CT Holdings stockholders of 100% of the outstanding shares of common stock of Citadel Security Software Inc., which until the distribution on May 17, 2002, was a wholly owned subsidiary of CT Holdings. On the distribution date 14,387,244 shares of Citadel common stock were distributed to CT Holdings stockholders as of May 6, 2002, the record date for the distribution. Each CT Holdings stockholder received one Citadel share for every four CT Holdings shares held on that date. On May 20, 2002, Citadel common stock began trading on the Over The Counter Bulletin Board under the symbol "CDSS".

Citadel has filed an information statement on Form 10-SB and amendments with the SEC. The filings are available via the EDGAR system on the SEC website, www.sec.gov, or through a link to the SEC website on Citadel's web site,
-----------
www.citadel.com.  The information statement that was filed with the SEC
---------------
describes the distribution and provides important financial and other information about Citadel Security Software, including risk factors related to Citadel Security Software and the distribution. CT Holdings began mailing the information statement to CT Holdings shareholders on May 6, 2002.

Citadel was incorporated under the laws of the State of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. The corporate name was changed to Citadel Security Software Inc. in January 2002. Citadel had no material assets or activities until the contribution of the security software business by CT Holdings to the Citadel corporate entity. After the Distribution, Citadel became an independent public company, with CT Holdings having no continuing ownership interest in Citadel.

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

Prior to the Distribution on May 17, 2002 Citadel was allocated the CT Holdings corporate assets, liabilities and expenses related to the security software business based on an estimate of the proportion of such amounts allocable to Citadel, utilizing such factors as total revenues, number of employees and other relevant factors. We believe that these allocations have been made on a reasonable and a consistent basis for the periods presented. We further believe that all costs allocated to Citadel are a reasonable representation of the costs that Citadel would have incurred if Citadel had performed these functions as a stand-alone company although there can be no assurance in this regard.

In conjunction with the separation of the security software business from CT Holdings, Citadel entered into various agreements with CT Holdings that address the allocation of assets and liabilities, and that define Citadel's relationship with CT Holdings after the Distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, and a sublease agreement. The transition services agreement allows for a charge to CT Holdings of $20,000 per month for the payroll and benefits costs associate with the part time services of our CEO, CFO and accounting staff, shared office space and indirect overhead expenses. It is estimated that the CEO, CFO and accounting staff will spend 20% to 33% of their time on the business of CT Holdings. CT Holdings will bear the cost of all charges and activities directly identified to CT Holdings.

OUR BUSINESS

The security software business of Citadel Security Software Inc. ("Citadel" or the "Company") was formed in 1996 through the acquisition of several technology businesses and was operated by the business incubator CT Holdings, Inc. from 1996 through May 17, 2002. Following some additional technology acquisitions in 1999, portions of the technology businesses of CT Holdings were carved out and contributed to separate companies in which CT Holdings held an investment. Citadel's security software business was reevaluated and refocused primarily on product development. Product sales were not heavily promoted during the year 2000 through the end of the year 2001. During 2000 and 2001 enhancements to Secure PC and NetOFF were released. In 2001 the Hercules development project was begun and as the release date approached business development and marketing activities were begun. In late 2001 and early 2002 sales resources were added to begin building sales pipeline in anticipation of the March 2002 release of Hercules.

In May 2002, Citadel was spun out of CT Holdings, Inc. as a standalone public company. Citadel trades under the symbol CDSS on the OTC Bulletin Board. The Company's strategy is to address the growing computer network security needs of business, government and other entities with the development, marketing and licensing of time saving and cost effective security software solutions that automatically remediate security vulnerabilities from a central point of control and manage security policies to secure the information infrastructure "inside the firewall". The Company operates in the security software business segment of the software industry.

We focus our software solutions on the needs and issues of securing computing environments inside the firewall from internal and external cyber threat vulnerabilities. A vulnerability is any weakness in software code, system configuration or systems settings that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or to do damage to an organization's computing environment. Vulnerabilities fall into five classes, unnecessary services, mis-configurations, backdoors, insecure accounts and software bugs. Our security software solutions do not eliminate the need for firewalls, virtual private network technologies, virus scanners, intrusion detection solutions or vulnerability scanning assessment tools. Our security software solutions work in concert with these other security technologies thereby completing the security infrastructure which begins at the perimeter of the network with firewalls and virus scanners and working inward to secure the servers and desktops to reduce their vulnerability to internal and external attacks, accidents or failures due to system vulnerabilities.

Statistics published at www.cert.org by Carnegie Mellon Software Engineering
                        ------------
Institute's CERT(R) Coordination Center ("CERT(R)/CC" a registered service mark of Carnegie Mellon University) show that 2,148 new vulnerabilities were reported in the first six months of 2002 representing 88% of the 2,437 vulnerabilities reported to CERT(R)/CC for all of the year 2001 and a nearly 200% increase over the 1,090 vulnerabilities reported to CERT(R)/CC in the year 2000. Since 1988 CERT(R)/CC reports 143,505 incidents of intruders compromising a computer system with 52,658 incidents reported in 2001 and 43,136 incidents reported in the first six months of 2002. The number of vulnerabilities and incidents of attack are increasing at an accelerating rate. CERT(R)/CC reports further that the attacks are becoming increasingly sophisticated and occur more frequently. We are positioning the Company as a security solutions provider to allow organizations to proactively protect their networks from this growing number of security threats and incidents.

Network security administrators must continually monitor their networks for new vulnerabilities in a timely manner to protect, and keep confidential, the business data and personal information they hold in those networks. Today a security administrator must maintain a staff of people to manually remediate each vulnerability on each machine attached to a network one-at-a-time. This process is time consuming and costly. The larger the network the more personnel that must be retained to perform the remediation function. The anticipated growth in vulnerabilities will add costs to the security infrastructure of an organization. Quality and consistency of applying the remediations manually across large networks is also a concern of security administrators.


OUR PRODUCTS

Our software products, Hercules, Secure PC and NetOFF, provide network security administrators flexibility and scalability for automating the remediation of network security vulnerabilities, and for managing security policies within their computing environments. Our security software solutions operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes, unapproved software installations and other causes of security vulnerabilities in computing systems. In addition, we offer a solution for automatic remediation of security vulnerabilities found in the computing environment. We license our security software products for perpetual use on standalone personal computers or on single or multiple networks across single or multiple customer computing sites. We offer customer support services and vulnerability remediation updates under yearly renewable contracts. We also make our Hercules software available to our customers under a two-year subscription license in addition to a perpetual license.

Our products, Hercules, Secure PC and NetOFF, provide customers with network security solutions inside the firewall. Our customers license our products for various reasons ranging from

          - a concern for the automated remediation of numerous security vulnerabilities to preclude internal and external attacks (Hercules),

          - a desire for centralized computer systems configuration and policies management to protect information or to meet the mandates of information protection laws (Secure PC),

          - or, a simple need for a security solution to limit access to an unattended computer (NetOFF).

Hercules, Secure PC and NetOFF also address the mandated requirements of the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict security and privacy requirements on personal data in the health care and financial industries, respectively. The direct impact of these laws on revenue is difficult to specifically determine, however revenue from healthcare organizations and financial institutions including insurance companies represent approximately 86% and 25% for the quarter ended June 30, 2002 and 2001, respectively, and similarly, approximately 79% and 23 % for the six months ended June 30, 2002 and 2001, respectively. We expect that theses laws and the increasing concern for security and privacy of personal data to drive revenue from healthcare and financial institutions. In addition we see a growing awareness of network security needs from companies and organizations across all industries.

HERCULES

Hercules is a robust software solution that automates the remediation of security vulnerabilities in computing environments, and we believe it is the only solution that can automatically deploy the appropriate resolution of the vulnerability across a network thereby enhancing the overall security of the computing environment. Hercules version 1.0 was released in March 2002. Version 1.5 of Hercules was released for commercial availability in June 2002.

Using industry standard vulnerability assessment scanning tools security administrators today can identify the security vulnerabilities affecting their computing environments. Hercules takes the data output from the vulnerability scanning tools and under the direction of the system administrator applies the remediation signature to eliminate the vulnerability. Hercules was developed to be scanner neutral and is interoperable with several vulnerability assessment scanning tools including those from eEye Technologies Inc., Harris Corporation, Internet Security Systems, Inc., Nessus Consulting, Network Associates Inc., and Qualys, Inc.

The Hercules remediation process may include the elimination of a malicious code, the blocking of an unauthorized user or unnecessary service, the time out of a password, the deployment of a vender patch or a multitude of other remediation solutions to eliminate the system vulnerabilities. Hercules remediation is initiated and controlled from a central point of control eliminating the need to resolve each vulnerability individually at each site of a network node one-at-a-time. Remediation signatures are downloaded from our website at the time the remediation process is executed by a customer.

Hercules is offered to our customers under a perpetual license or under a two year subscription license. As part of the perpetual licensing process for Hercules, we require our customers to enter into a customer support contract whereby the customer receives vulnerability remediation updates via a connection through our website to a database of known vulnerabilities and their remediation signatures. These services are also included under the subscription based license model.

SECURE PC

Secure PC enforces security policies across workstations and servers from a single point of control across multiple operating systems and platforms.
Version 4.5 of Secure PC provides advanced features allowing security administrators to create, manage and deploy security policies for Windows computing environments. This software tool allows security administrators to proactively set and enforce security policies for their organization across Windows platforms and secures access to information and applications from unauthorized users. Additionally, Secure PC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. Secure PC is licensed for perpetual use along with a separately sold customer support contract. We are developing new features and functionality in version 5.1 expected to be released in the first quarter of 2003.

NETOFF

NetOFF is designed to protect a network by shutting down unattended client PC's automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software, anti-viral updates and to remediate vulnerabilities. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. NetOFF is licensed for perpetual use along with a separately sold customer support contract.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Customers obtain a license to our products through our website and telesales organization, and through promotions or reseller agreements with independent third parties. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds and other known data as well as market and economic conditions. Software code is inherently subject to program coding errors commonly referred to as software "bugs." Changes in the estimates of product returns could occur should our software experience an unusually high number of bugs. While the product may perform substantially in accordance with written specifications management may decide to allow customers to return product or to incur costs to develop a software patch to replace the code causing the bug. While the returns of product have been minimal there can be no assurance that our historical returns are representative of the future.

Our products are not sold through retail distribution channels. Resellers and systems integrators generally order product when they receive an order from their end user customer and receive a reseller discount from our product and customer support contract list price for generating the order. Current reseller agreements do not provide for a contractual right of return, future price concessions, minimum inventory commitments nor is payment contingent upon the reseller's future sales of our products. Revenue generated through distribution and marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

SOFTWARE DEVELOPMENT COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing our products. Purchased software (i.e. software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

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


RESULTS OF OPERATIONS

During the quarter ended June 30, 2002 and prior to filing of this report

     - We completed the spin out of Citadel from its former parent CT Holdings on May 17, 2002.

     - Citadel began trading on the Over-The-Counter Bulletin Board on May 20, 2002

     - Hercules, first released in March 2002 began shipping in the quarter ended June 30, 2002.

     -    Hercules version 1.5 was released in June 2002.

     - In June 2002 the Texas Hospital Association endorsed Citadel's security solutions to their member hospitals.

     - We launched the Authorized Technology Partner and Channel Partner Programs and signed the first channel partner in July 2002.

     - Marketing and technology agreements with vulnerability assessment scanning vendors were signed with eEye Technologies Inc., Harris Corporation, and Qualys, Inc.


THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

REVENUE

Revenue from all three of the Company's products for the three months ended June 30, 2002 was $457,451 versus $80,711 for the three months ended June 30, 2001, an increase of $376,740 or 467%. The increase in revenue is primarily due to an increase in sales staff and the availability of Hercules for shipment during the quarter. Due to the requirement to recognize revenue from customer support contracts ratably over the term of the contract, the amounts invoiced to customers differ from revenue recognized. Customer orders in the amount of approximately $533,000 were received, delivered and invoiced during the quarter with approximately $85,000 of revenue related to customer support contracts deferred to future periods. Revenue recognized from customer support contracts amounted to $23,140 and $7,267 for the quarters ended June 30, 2002 and 2001, respectively. As orders for our software solutions increase we expect that revenue from customer support contracts, including annual contract renewals, will grow and build the amount of recurring revenue recognized. A small amount of revenue, approximately, $8,200 was recognized upon the completion of two custom development projects. We do not anticipate that revenue from custom development work will become a significant component of total revenue in the future. Based on historical trends we recorded a provision for returns and allowances of $5,000 and $6,489 for the quarters ended June 30, 2002 and 2001, respectively. During the quarter ended June 30, 2002 revenue from one customer, Washington Mutual, accounted for 70% of total revenue. During the quarter ended June 30, 2001 the Naval Criminal Investigation Services and Munroe Regional Medical Center represented approximately 12% and 11% respectively of total revenue.

COSTS OF REVENUE

Total costs of revenue were $30,210 for the three months ended June 30, 2002 versus $175,989 for the three months ended June 30, 2001. The decrease of $145,779, or 83%, is directly attributable to a decrease in software amortization expense. At December 31, 2001 capitalized development costs related to the Secure PC and NetOFF products were fully amortized. As a result, the amortization expense related to the Hercules products began upon the release for commercial availability in March 2002. Amortization expense in the quarter ending June 30, 2002 was $28,676 versus $174,678 for the quarter ended June 30, 2001. We expect amortization expense to increase in the remaining quarters of 2002 as we develop and release new versions of our products with new features and functionality. In addition the release of new versions of Hercules in June 2002 and again in August 2002 will cause new components of capitalized software development costs to be amortized in the third quarter of 2002. Our development plan includes the release of new products, features, functionality and new versions of existing products. As a result software amortization is expected to increase accordingly in future periods.

We encourage our customers to download their licensed software programs and related documentation directly from our website. In many cases an evaluation copy is downloaded as part of the technical sales effort prior to the customer committing to a license for the product. Revenue is recognized upon the delivery of a permanent license key generally sent by email to the end user customer upon receipt of a purchase order. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. We expect that delivery and preparation costs will vary with revenue levels but will not become a significant component of costs of revenue. In future periods the costs of maintaining the vulnerability remediation database to provide remediation updates to customers and the costs associated with customer support will be classified as a cost of revenue. These costs to date have been minimal and have been included in product development expense.

Our analysis of our revenue forecasts and the net realizable value of our products supports our determination that no write-down of capitalized software development costs is required at June 30, 2002. However, there can be no assurance that we will successfully execute our business strategy to achieve these forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses of $811,215 for the three months ended June 30, 2002 versus $398,234 for the three months ended June 30, 2001. The increase of $412,981 or 104% is primarily attributable to the compensation and benefits expenses associated with the increase in the number of employees hired to execute our business strategy. At June 30, 2002 we employed 13 people in sales, marketing and business development, and 6 people in finance, administration and general management. At June 30, 2001 we employed 5 people in selling, general and administrative functions including our CEO, 2 people in sales and 2 in administration. The expenses associated with the formulation of our Hercules product development plan, primarily one month's payroll and benefits for one employee, were included in general expenses. Early in the fourth quarter of 2001 we began the execution of the market development strategy for the Hercules remediation solution and hired business development, sales and marketing personnel to begin building strategic third party relationships, brand awareness and to increase the licensing revenue generated from Secure PC and NetOFF. In anticipation of the initial Hercules release we expanded our sales organization including the addition of an Executive Vice President of Sales, sales representatives and sales engineers. These initiatives have increased our operating expenses accordingly, including selling, general and administrative expenses.

We are continuing to execute our business plan and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods causing an increase in compensation and benefits expenses. We do not anticipate a large increase in the number of finance and administration personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and engineering resources.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the three months ended June 30, 2002 we incurred $105,426 of product development expense which is net of $131,503 of capitalized software development costs. No product development costs were incurred during the three months ended June 30, 2001 and no software development costs were capitalized as we the Hercules development project had not yet reached technological feasibility.

As noted previously we released Hercules version 1.5 in June 2002 and version
1.75 in August 2002. In addition our product development plan for the remainder of 2002 includes the planned release of new product versions with new features and functionality. As a result capitalized software development costs and product development expense are expected to increase accordingly in future periods. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate in the future from period to period depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At June 30, 2002 we employed 10 people in development including our Chief Technology Officer. We plan to add development resources to our team to execute the development projects for the remainder of 2002.

DEPRECIATION EXPENSE

We recognize depreciation expense for the depreciation of property and equipment. We include the amortization of leasehold improvements in depreciation expense. Depreciation expense for the quarter ended June 30, 2002 was $6,505, compared to $25,459 for the three months ended June 30, 2001, a decrease of $18,954 or 74%. We attribute this decrease to lower depreciable balances of property, equipment and leasehold improvements. Our business plan calls for the addition of staff in all departments. Although we have no material commitments for capital expenditures at June 30, 2002 the planned employee additions will require us to increase capital expenditures for computers and network infrastructure improvements and accordingly there will be an increase in capital expenditures and depreciation expense in future periods.

INTEREST EXPENSE

Interest expense of $2,000 in the quarter ended June 30, 2002 relates directly to the $325,000 of notes payable that were entered into to fund the Company following the Distribution on May 17, 2002. There was no interest expense for the quarter ended June 30, 2001. Interest expense may increase in the future depending the funding needs of the Company and the structure of any short term or long term financings.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
2001

REVENUE

Revenue from all three of the Company's products for the six months ended June 30, 2002 was $546,727 versus $181,418 for the six months ended June 30, 2001, an increase of $365,309 or 201%. The increase in revenue is primarily due to an increase in sales staff and the availability of Hercules for shipment during the six months ended June 30, 2002. Revenue recognized from customer support contracts amounted to $25,161 and $11,370 for the six months ended June 30, 2002 and 2001, respectively. As in the previous discussion for the quarter above a small amount of revenue, approximately, $8,200 was recognized upon the completion of two custom development projects. Based on historical trends we recorded a provision for returns and allowances of $10,000 and $16,057 for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 revenue from one customer, Washington Mutual, accounted for 58% of total revenue. No customer accounted for 10% or more of total revenue during the six months ended June 30, 2001.

COSTS OF REVENUE

Total costs of revenue were $37,302 for the six months ended June 30, 2002 versus $366,195 for the six months ended June 30, 2001. The decrease of $328,893, or 90%, is directly attributable to a decrease in software amortization expense. At December 31, 2001 capitalized development costs related to the Secure PC and NetOFF products were fully amortized. As a result, the amortization expense related to the Hercules products began upon the release for commercial availability in March 2002. Amortization expense for the six months ended June 30, 2002 was $33,676 versus $363,738 for the six months ended June 30, 2001. As noted in the previous discussion for the quarter we expect amortization expense to increase in the remaining quarters of 2002 as we develop and release new versions of our products with new features and functionality.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses of $1,405,377 for the six months ended June 30, 2002 versus $788,346 for the six months ended June 30, 2001. The increase of $617,031 or 78% is primarily attributable to the compensation and benefits expenses associated with the increase in the number of employees hired to execute our business strategy. At June 30, 2002 we employed 13 people in sales, marketing and business development, and 6 people in finance, administration and general management. At June 30, 2001 we employed 5 people in selling, general and administrative functions including our CEO, 2 people in sales and 2 in administration. The expenses associated with the formulation of our Hercules product development plan, primarily one month's payroll and benefits for the one development employee, were included in general expenses.

Early in the fourth quarter of 2001 we began the execution of the market development strategy for the Hercules remediation solution and hired business development, sales and marketing personnel to begin building strategic third party relationships, brand awareness and to increase the licensing revenue generated from Secure PC and NetOFF. In anticipation of the initial Hercules release we expanded our sales organization including the addition of an Executive Vice President of Sales, sales representatives and sales engineers. These initiatives have increased our operating expenses accordingly, including selling, general and administrative expenses.

We are continuing to execute our business plan and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods causing an increase in compensation and benefits expenses. We do not anticipate a large increase in the number of finance and administration personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and engineering resources.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the six months ended June 30, 2002 we incurred $146,101 of product development expense which is net of $262,677 of capitalized software development costs. No product development costs were incurred during the six months ended June 30, 2001 and no software development costs were capitalized as we the Hercules development project had not yet reached technological feasibility.

DEPRECIATION EXPENSE

We recognize depreciation expense for the depreciation of property and equipment. We include the amortization of leasehold improvements in depreciation expense. Depreciation expense for the six months ended June 30, 2002 was $23,434, compared to $55,627 for the six months ended June 30, 2001, a decrease of $32,193 or 58%. We attribute this decrease to lower depreciable balances of property, equipment and leasehold improvements. See discussion of the quarter for expectations of future capital expenditures and the effect on depreciation expense in future periods.

INTEREST EXPENSE

Interest expense of $2,000 in the six months ended June 30, 2002 relates directly to the $325,000 of notes payable that were entered into to fund the Company following the Distribution on May 17, 2002. There was no interest expense for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at June 30, 2002 were $73,771. The net cash used in operating activities of $279,548 for the six months ended June 30, 2002 is principally a result of the net loss of $1,067,487 partially offset by changes in operating assets and liabilities of $719,259 plus net non-cash charges of $68,680 primarily consisting of depreciation and amortization. The increase in accounts receivable of $451,502 is directly attributable to the increase in revenue during the six months ended June 30, 2002. Of the $464,154 of accounts receivable outstanding at June 30, 2002, approximately $388,000 has been collected through August 6, 2002. Current liabilities have increased $1,059,781 since December 31, 2001 and may continue to increase until the Company raises sufficient capital either through increased revenue or a capital financing to settle these amounts.

For the six months ended June 30, 2001 the net cash used in operating activities of $426,195 is principally a result of the net loss of $1,028,750, partially offset by non-cash charges of $438,720 primarily for depreciation and amortization and a net increase in operating assets and liabilities of $163,835.

Cash flows used by investing activities was $296,842 representing $34,165 purchases of computer equipment and internal use software resulting from the increase in employees and $262,677 of additions to capitalized software development costs related to the Hercules development projects incurred during the six months ended June 30, 2002. During the six months ended June 30, 2001 we incurred no expenditures for property and equipment or capitalized software development costs. As noted above, expenditures for computer equipment and our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. There are no material commitments for capital expenditures at June 30, 2002. We are assessing the magnitude of our equipment and information infrastructure technology needs taking into consideration our near term cash flow forecast and any available financing alternatives. We do not expect to enter into material purchase commitments for equipment until overall cash flow improves either from a capital infusion or increased revenue.

Cash flows provided by financing activities resulted primarily from the contribution from CT Holdings, our parent prior to the Distribution, of $200,131 for the six months ended June 30, 2002, as compared to a contribution from CT Holdings of $502,514 for the six months ended June 30, 2001. In addition we received proceeds $335,000 of advances and notes payable from related parties following the Distribution on May 17, 2002. The cash provided by financing activities for the six months ended June 30, 2001 also includes payments on notes payable of $60,470 and the contribution from our former parent company of $502,514 noted previously.

As a result of the aforementioned factors, cash and cash equivalents decreased by $1,259 for the six months ended June 30, 2002, versus an increase of $11,131 for the six months ended June 30, 2001.

Liquidity

Since the beginning of the year 2000 and through the third quarter of 2001 the Company's business strategy has been focused on product development and limited marketing of its Secure PC and NetOFF products. Since the fourth quarter of 2001 the Company has been executing the business development and market awareness phase of its strategy while increasing its sales staff. Since the release of Hercules version 1.0 in March 2002 and through the quarter ended June 30, 2002 the Company has been actively executing its sales strategy of building sales pipeline. The result of this strategy has been a planned increase in costs and expenses ahead of the expected increase in revenue and positive cash flow. We continue to incur operating losses, negative cash flow from operations and at June 30, 2002 have a cash balance of $73,771, a significant deficiency in working capital of ($2,035,373) and a significant stockholders' deficit of ($1,561,282).

The Company is addressing the liquidity situation through the execution of its operating plan and the identification of financing alternatives. In March 2002 the Company released Hercules, a security vulnerability remediation tool that allows a security administrator to automate the resolution of computer network security vulnerabilities from a central point of control. Hercules began shipping during the quarter ended June 30, 2002. The Company's strategy to increase cash flow from the execution of its operating plan relies upon the fees to be received from the licensing of its products, largely from Hercules. The Company needs to raise $3 million to $5 million to pay liabilities, fund the operations and add sales and engineering resources in the next six to twelve months. The Company is currently in negotiations with several financial and strategic investors to raise the necessary equity or debt capital through a public offering or private placement however, there is no assurance that the negotiations will be successful or that the financing through a public offering or private placement will be successful or if successful, on terms favorable to the Company. Until the Company achieves positive cash flow from operations or negotiates and closes a third party source of financing, the Company is dependent upon financing from related parties including its Chief Executive Officer, some members of the board of directors, certain of its existing shareholders and other related parties. During the calendar years 2001 and through the second quarter of 2002 substantially all of the funding of Citadel and its former parent company, CT Holdings, was received from related parties. During the second quarter of 2002 and until the distribution on May 17, 2002 the Company received approximately $200,000 in contributions from CT Holdings all of which was received from related parties. Since the distribution on May 17, 2002 the Company has received advances and short term debt financing of $335,000 from related parties. While the same or new related parties may agree to continue to fund the Company in the future there can be no assurance that such financing will continue to be available, or if available, on terms that the Company would be willing to accept.

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

PART  II.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the fourth quarter of 2002. As part of the Distribution, we have assumed responsibility for this lawsuit.

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

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

     99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITADEL SECURITY SOFTWARE INC.
(REGISTRANT)

Date: August 14, 2002  By: /s/ STEVEN B. SOLOMON
                       -----------------------------
                       Steven B. Solomon,
                       President and Chief Executive Officer
                       (Duly Authorized Signatory and Principal Executive
                       Officer)


                       /s/ RICHARD CONNELLY
                       -----------------------------
                       Richard Connelly,
                       Chief Financial Officer
                       (Duly Authorized Signatory and Principal Accounting and Financial Officer)