Form 10QSB
period 2002-09-30
CITADEL SECURITY SOFTWARE INC
filed 2002-11-14
CIK 1164552

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at November 14, 2002

Common Stock, Par value $.01 per share                    14,587,244


Transitional Small Business Disclosure Format         Yes  [_]   No  [X]

                         CITADEL SECURITY SOFTWARE INC.
                                  FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS



                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets

          as of September 30, 2002 and December 31, 2001                      2

     Statements of Operations

          for the three and nine months ended September 30, 2002 and 2001     3

     Statements of Cash Flows

          for the nine months ended September 30, 2002 and 2001               4

     Notes to Financial Statements                                            5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                12

Item 3. Controls and Procedures                                              36

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                               37

Item 2.      Changes in Securities and Use of Proceeds                       37

Item 3.      Defaults Upon Senior Securities                                 37

Item 6.      Exhibits and Reports on Form 8-K                                37

Signatures                                                                   38

Certifications                                                               39

PART  1  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                         CITADEL SECURITY SOFTWARE INC.
                                 BALANCE SHEETS


                                                              SEPTEMBER 30,
                                                                  2002         DECEMBER 31,
                                                               (unaudited)         2001
                                                             ---------------  --------------
                            ASSETS
                            ------
CURRENT ASSETS
  Cash and cash equivalents                                  $       23,158   $      75,030
  Accounts receivable-trade, less allowance
   of $17,375 and $0                                                456,491          24,222
  Prepaid expenses and other current assets                          20,691          72,702
                                                             ---------------  --------------
  Total current assets                                              500,340         171,954

PROPERTY AND EQUIPMENT, net                                         103,209          43,006

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $2,624,811 and
  $2,551,666 at September 30, 2002
  and December 31, 2001                                             503,191         174,110

OTHER ASSETS                                                         17,243          24,651
                                                             ---------------  --------------
  TOTAL ASSETS                                               $    1,123,983   $     413,721
                                                             ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $    1,377,109   $     768,406
  Payroll tax obligations                                           765,669         245,385
  Accrued compensation                                              432,788          93,856
  Deferred revenue                                                  178,500               -
  Note payable, net of debt discount of $56,583                     143,417               -
  Notes and advances payable to related parties                     305,200               -
                                                             ---------------  --------------
  Total current liabilities                                       3,202,683       1,107,647

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $.01 par value per share;
  1,000,000 shares authorized; no shares issued
  or outstanding at September 30, 2002
  and December 31, 2001
COMMON STOCK, $.01 par value per share;
  50,000,000 shares authorized; 14,587,244 and
  12,457,402 shares issued at September 30, 2002
  and December 31, 2001                                             145,872         124,574
ADDITIONAL PAID-IN CAPITAL                                       28,448,892      28,203,392
ACCUMULATED DEFICIT                                             (30,673,464)    (29,021,892)
                                                             ---------------  --------------
STOCKHOLDERS' DEFICIT                                            (2,078,700)       (693,926)
                                                             ---------------  --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    1,123,983   $     413,721
                                                             ===============  ==============


The accompanying notes are an integral part of these financial statements.

                                    CITADEL SECURITY SOFTWARE INC.
                                  UNAUDITED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------
Revenue                                        $   483,457   $   141,029   $ 1,030,184   $   322,447

Costs of revenue
  Software amortization                             39,470       134,389        73,146       498,127
  Customer support costs                            81,220             -        81,220             -
  Shipping and other costs                             162         1,329         3,788         3,786
                                               ------------  ------------  ------------  ------------
  Total costs of revenue                           120,852       135,718       158,154       501,913

Operating expenses
  Selling, general and administrative expense      849,168       388,927     2,254,545     1,177,273
  Product development expense                       74,207             -       220,308             -
  Depreciation expense                               6,749        20,351        30,183        75,978
                                               ------------  ------------  ------------  ------------
  Total operating expenses                         930,124       409,278     2,505,036     1,253,251
                                               ------------  ------------  ------------  ------------
  Operating loss                                  (567,519)     (403,967)   (1,633,006)   (1,432,717)

Interest expense                                   (16,566)            -       (18,566)            -
                                               ------------  ------------  ------------  ------------
Loss before income taxes                          (584,085)     (403,967)   (1,651,572)   (1,432,717)

Provision for income taxes                               -             -             -             -
                                               ------------  ------------  ------------  ------------
Net loss                                       $  (584,085)  $  (403,967)  $(1,651,572)  $(1,432,717)
                                               ============  ============  ============  ============

Net loss per share - basic and diluted         $     (0.04)  $     (0.03)  $     (0.12)  $     (0.12)
                                               ============  ============  ============  ============

Weighted average shares outstanding -
    basic and diluted                           14,417,678    12,457,402    13,572,286    12,433,428
                                               ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2002          2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                       $(1,651,572)  $(1,432,717)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                  103,328       574,105
          Provision for returns and allowances            17,375             -
          Amortization of debt discount                    8,084             -
      Changes in operating assets and liabilities
          Accounts receivable                           (449,644)      (25,931)
          Inventory                                            -         2,209
          Prepaid expenses and other current assets       52,011        45,412
          Other assets                                     7,408         2,011
          Accounts payable and accrued expenses          608,703       168,838
          Payroll tax liability                          520,284        15,275
          Accrued compensation                           338,932        94,906
          Deferred revenue                               178,500             -
                                                     ------------  ------------
      NET CASH USED IN OPERATING ACTIVITIES             (266,591)     (555,892)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                (90,386)       (5,394)
      Capitalized software development costs            (402,226)      (83,649)
                                                     ------------  ------------
      NET CASH USED IN INVESTING ACTIVITIES             (492,612)      (89,043)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of notes and advances from
        related parties                                  656,400             -
      Payments on notes and advances from
        related parties                                 (351,200)            -
      Proceeds from notes payable                        240,000             -
      Payments on notes payable                          (40,000)      (70,924)
      Proceeds from sales of common stock                  2,000             -
      Net contribution from Parent                       200,131       717,080
                                                     ------------  ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          707,331       646,156
                                                     ------------  ------------
      Net (decrease) increase in cash
        and cash equivalents                             (51,872)        1,221
      Cash and cash equivalents at the beginning
        of the period                                     75,030        11,131
                                                     ------------  ------------
      Cash and cash equivalents at the end
        of the period                                $    23,158   $    12,352
                                                     ============  ============


The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim financial statements of Citadel Security Software Inc. (the "Company" or "Citadel") as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for the interim financial information and in accordance with the instructions per Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements presented for all periods prior to May 17, 2002 include the accounts of CT Holdings, Inc.'s security software operations. The Company began operations as a separate standalone company immediately following the pro rata dividend distribution on May 17, 2002 as discussed below. Operating results for the three-month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future interim period or for the year ended December 31, 2002. Prior to May 17, 2002 certain of CT Holdings' assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a standalone company. These financial statements should be read together with the audited financial statements and notes thereto for the year ended December 31, 2001 and the ten months ended December 31, 2000, included in Citadel's Form 10-SB, as amended, on file with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings, Inc. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). CT Holdings set May 6, 2002 as the record date and on May 17, 2002 a pro rata dividend of 14,387,244 shares of Citadel's common stock were distributed to CT Holdings shareholders (the "Distribution"). In the Distribution each common shareholder of CT Holdings received one share of Citadel common stock for every four shares of CT Holdings common stock held as of May 6, 2002, the record date. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to shareholders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules, Secure PC(TM) and NetOFF(TM), provide flexibility and scalability to network security administrators for automating the remediation of security vulnerabilities and for managing security policies within computing environments. These security software solutions run on servers and workstations and are designed to automate the remediation process of network security vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software defects and other causes of network security vulnerabilities in computing systems.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


Liquidity

From the beginning of the year 2000 until the first release of Hercules in March 2002 the Company's business strategy was focused on product development, business development and marketing of its Secure PC and NetOFF products. Until late 2001 the Company allocated minimal resources to the licensing of its products and as a result the Company generated minimal revenue. The result has been recurring operating losses, negative cash flow from operations and a significant deficiency in working capital of ($2,702,343) and a significant stockholders' deficit of ($2,078,700) at September 30, 2002.

The Company is addressing the liquidity situation through the execution of its operating plan and the identification of financing alternatives. In March 2002 the Company first released Hercules, a security vulnerability remediation tool that allows a network security administrator to automate the remediation process of network security vulnerabilities from a central point of control. Three updates to Hercules with new features and functionality have been released since March 2002. The Company's primary strategy to increase cash flow from the execution its operating plan relies upon the fees to be received from the licensing of Hercules. While the Company believes that the launch of Hercules has been a success and the product has been well received in the marketplace, the fees received from the licensing from Hercules as well as Secure PC and NetOFF have not covered the increased operating costs and expenses.

The Company estimates that it must raise $4 million to $6 million in the next six to twelve months to reduce liabilities and to fund operations. The Company has been in negotiations with several financial and strategic investors to raise the necessary equity or debt capital through a public offering or private placement however, there can be no assurance that the negotiations will be successful or that the financing through a public offering or private placement will be successful or if successful, on terms favorable to the Company. Until the Company achieves positive cash flow from operations or negotiates and closes a third party source of financing, the Company is primarily dependent upon financing from related parties including its Chief Executive Officer, some members of the board of directors, certain of its existing shareholders and other related parties. See Note G - Subsequent Event for description of related party financing subsequent to September 30, 2002.

During the calendar years 2001 and through the third quarter of 2002 substantially all of the external funding of Citadel and its former parent company, CT Holdings, was received from related parties. During the second quarter of 2002 and up to the distribution on May 17, 2002 the Company received approximately $200,000 in contributions from CT Holdings all of which was received from related parties. Since the distribution on May 17, 2002 the Company has received advances and short term debt financing of $656,400 from related parties and entered into a notes payable for approximately $240,000. During the nine months ended September 30, 2002 the Company repaid debt to related parties of $351,200 and repaid a short term note payable of $40,000.
The $250,000 note payable to a related party due July 31, 2002 is currently past due and is bearing interest at a rate of 18% per annum. While the same or new related parties may agree to continue to fund the Company in the future there can be no assurance that such financing will continue to be available, or if available, on terms that the Company would be willing to accept.

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

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, individual consumers, and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." License revenue is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), point releases of new features and functionality and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the contract. The Company's products are typically licensed standalone and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue is allocated to the components based on vender specific objective evidence and recognized separately for each component in accordance with SOP 97-2 as may be amended from time-to-time.

Customers may download the Company's products from its website, obtain a license from Citadel's or direct sales organization, or otherwise license products through promotions or resellers reseller agreements with independent third parties. The Company's products are not licensed through retail distribution channels. A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns of $17,375 has been recorded at September 30, 2002. This estimate may fluctuate from period to period due to the value of actual returns and the relative product revenue volume for the period.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends.

In May 2002 the Company made the Hercules product available to customers on a two-year subscription license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payments terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue has been recognized in the nine month period ended September 30, 2002.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


The Company's development strategy is structured around the current and new Microsoft Windows environments and the future release of Hercules around current versions of UNIX and Linux platforms. The Company believes that this strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's licensing models.


Software Development Costs

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are recorded as product development expense. Product development expense totaled $220,308 and $0 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, the Company capitalized software development costs for the Hercules product of $402,226 and $83,649 for the nine months ended September 30, 2002 and 2001, respectively. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense related to purchased software and capitalized software development costs was $73,146 and $498,127 for the nine months ended September 30, 2002 and 2001, respectively.

At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenues of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at September 30, 2002 or 2001.


Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options or warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. For the periods presented prior to the Distribution on May 17, 2002 the weighted average number of shares of common stock outstanding has been computed using the weighted average number of CT Holdings common shares outstanding of 49,829,608 for the quarter ended September 30, 2001 and 49,733,710 for the nine months ended September 30, 2001, divided by four (the Distribution Ratio) resulting in weighted average shares for Citadel of 12,457,402 for the quarter ended September 30, 2001 and 12,433,428 the nine months ended September 30, 2001.

For the nine months ended September 30, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from January 1, 2002 through the Distribution on May 17, 2002 divided by the Distribution Ratio plus the weighted average number of Citadel shares outstanding following the Distribution through September 30, 2002. This resulted in a weighted average number of shares outstanding of 13,572,286 for the nine months ended September 30, 2002. For the quarter ended September 30, 2002 the weighted average number of Citadel shares outstanding is 14,417,678.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


Common Stock

The shares of common stock outstanding of 12,457,402 at December 31, 2001, presented in the financial statements represent the number of shares that would have been outstanding if the Distribution had occurred at December 31, 2001, using the number of shares of CT Holdings common stock outstanding of 49,829,608 at December 31, 2001, divided by four, the Distribution Ratio.


Change in Estimate

Effective January 2001 the Company decreased its estimate of the useful lives of all remaining unamortized balances of purchased software and capitalized software development costs from primarily three years to one year. This change has the effect of increasing the net loss for the quarter ended September 30, 2001 by approximately $105,000 or $0.01 per share and by approximately $315,000 or $0.03 per share for the nine months ended September 30, 2001.


NOTE B - PAYROLL TAX OBLIGATIONS

The Company has timely filed its Federal and State employer and employee payroll tax forms for the quarters ended September 30, June 30 and March 31, 2002 and for the year ended December 31, 2001 but has an obligation to remit $765,669 of payroll taxes and related late payment penalties for these periods. The Company has estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to an estimated accrual for interest and penalties. The liability is reflected in the accompanying financial statements as payroll tax obligations.


NOTE C - ISSUANCE AND COMMITMENTS TO ISSUE STOCK

On September 11, 2002 the Company issued a $200,000 convertible note payable that bears interest at 10% per annum. Principal and interest are due January 11, 2003. The Company's CEO has personally guaranteed the note. In the event of payment default the note accrues interest at 18% per annum. At the option of the note holder, all unpaid principal and interest becomes convertible into shares of common stock of the Company at a conversion rate of $0.30 per share. If the note were in default at September 30, 2002 the note and any accrued interest would be convertible into approximately 669,000 shares of common stock. The Company has agreed to use its best efforts to register any shares issued under the note agreement.

In conjunction with the issuance of the note payable, the Company entered into a stock purchase agreement with the principals of the entity holding the note payable. Under this agreement the Company sold 200,000 shares of its common stock for $2,000 or $0.01 per share. The Company has recorded a note discount of $64,666 representing the difference between the proceeds of $2,000 and the fair value of the stock. This discount is being amortized over the term of the note and approximately $8,100 of amortized discount expense is included in interest expense in the statement of operations.

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of some of its liabilities. CT Holdings had reached agreement in principle regarding the settlements but at September 30, 2002 had not completed the negotiations. Accordingly, should CT Holdings ultimately complete the negotiations and issue these shares, up to 262,500 shares of Citadel common stock would be issued to the parties to the settlements.

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

At September 30, 2002 there were stock options outstanding for 3,336,000 shares of the Company's common stock. On November 5, 2002 the board of directors approved the issuance of employee stock options for 2,576,000 shares of common stock including options to officers of the Company for 2,325,000 shares of common stock. In addition, the Company has an agreement to issue 10,000 stock options per month to a consultant for the term of the consulting arrangement.

NOTE D - COMMITMENTS AND CONTINGENCIES

At September 30, 2002 the Company entered into commitments to acquire approximately $400,000 of computers and software to support the development and hiring plans. Approximately $300,000 has been committed under a three year capital lease with the remainder under a twelve month payment plan.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the fourth quarter of 2002. As part of the Distribution, the Company anticipates that it will assume responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at September 30, 2002 and December 31, 2001.

The Company may become involved from time to time in litigation on various matters which are routine to the conduct of the business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on our business.


NOTE E - SIGNIFICANT CUSTOMERS

The following customers represented more than 10% of total revenue in at least one the periods presented below:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                     2002        2001        2002        2001
                                  ----------  ----------  ---------  ----------
VA Medical Centers of the
  Department of Veterans Affairs         43%          -         20%          -
Holiday Companies                         -          19%         -           9%
Stephens Inc.                             -          14%         -           6%
Canadian Government of NWT                -          11%         -           5%
Washington Mutual                         -           -         33%          -

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


NOTE F - RELATED PARTY TRANSACTIONS

Since the Distribution on May 17, 2002 the Company's CEO has advanced the Company $304,000 and the Company has repaid $250,000 of those advances. The remaining balance of $54,000 at September 30, 2002 is a non-interest bearing advance and is due on demand. In May 2002, the Company entered into an 8% note payable for $35,000 due August 31, 2002 with an entity related to an employee of the Company. This entity has advanced the Company an additional $67,400 and the Company has repaid the $35,000 note plus interest of approximately $700 and repaid approximately $66,000 of advances during the three months ended September 30, 2002. The remaining unpaid balance at September 30, 2002 of approximately $1,000 represents a non-interest bearing advance and is due on demand. In June 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a director of the Company. This note is currently unpaid and in default.

Pursuant to the transition services agreement, CT Holdings reimburses the Company $20,000 per month for the shared services of the Company's CEO, CFO and administration. At September 30, 2002 the Company has a $90,000 receivable due from CT Holdings for these services since May 17, 2002, the date of the Distribution. Due to the cash deficiency of CT Holdings the Company has fully reserved this receivable and continues to show the costs of these services as a general and administrative expense in its statement of operations.


NOTE G - SUBSEQUENT EVENT

On November 5, 2002 the Company entered into two promissory notes payable to the Company's CEO in the total amount of $570,000. The $570,000 consists of the $54,000 of advances due to the CEO at September 30, 2002, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company in November 2002. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time to time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel's filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of their executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel's future performance, including but not limited to:

     -    benefits resulting from the spin-off;

     -    possible or assumed future results of operations;

     -    future revenue and earnings; and

     -    business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to
Citadel: (1) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in business and governmental expenditures on information technology and software; (2) the impact of competition, both expected and unexpected; (3) adverse developments, outcomes and expenses in either company's legal proceedings; (4) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; (5) either company's inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and (6) those described under Risk Factors.

Forward-looking statements are only predictions and speak only as of the date they are made. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this report on Form 10-QSB and other statements made from time to time by Citadel or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report on Form 10-QSB and in other statements made from time to time by Citadel or its representatives might not occur.

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

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of Citadel could be materially adversely affected. If that happens, the trading price of Citadel shares of common stock ("Citadel Shares") could decline significantly.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses, have a working capital deficiency and a stockholders deficit. During the nine months ended September 30, 2002 cash used by operations was approximately $267,000. We had a cash balance of approximately $23,000 at September 30, 2002 and current liabilities exceeded current assets by approximately $2,702,000 at September 30, 2002. We had a stockholders' deficit of approximately $2,079,000 at September 30, 2002. We have been and continue to be dependent upon outside and related party financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. During the nine months ended September 30, 2002, substantially all of this financing has been provided by related parties.

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

On November 5, 2002 the Company entered into two promissory notes payable to the Company's CEO in the total amount of $570,000. The $570,000 consists of the $54,000 of advances due to the CEO at September 30, 2002, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company in November 2002. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum.

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

Citadel has granted options to purchase Citadel Shares to CT Holdings employees who became Citadel employees following the Distribution and to whom Citadel may grant additional options in the future. Currently, Citadel has options outstanding to purchase approximately 3,336,000 Citadel Shares. In addition, stock options for approximately 313,000 Citadel Shares have been offered to employees but as of November 5, 2002 have not been approved by the Board of Directors. Another 20,000 stock options have been offered to a consultant to the Company but are also not approved by the Board of Directors.

Citadel may be obligated to issue up to 262,500 shares of its common stock pursuant to CT Holdings shares held by CT Holdings that may be used to settle liabilities of CT Holdings. Also 1,500,000 shares of Citadel common stock may be issued upon the conversion of exchange rights held by two directors of CT Holdings. See Note C - Commitment to Issue Stock to the financial statements. At the option of the note holder Citadel may also be required to issue up to approximately 689,000 Citadel Shares upon the exercise of a conversion feature attached to a note issued in September 2002. The issuance of Citadel Shares resulting from these commitments may result in dilution to the Citadel stockholders.


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

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION.

Members of the board of directors and management of Citadel will own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, upon the Distribution, four of the five directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel will also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

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

SEPARATION FROM CT HOLDINGS

In November 2001 the board of directors of CT Holdings approved a pro rata distribution to CT Holdings stockholders of 100% of the outstanding shares of common stock of Citadel Security Software Inc., which until the distribution on May 17, 2002, was a wholly owned subsidiary of CT Holdings. On the distribution date 14,387,244 shares of Citadel common stock were distributed to CT Holdings stockholders as of May 6, 2002, the record date for the distribution. Each CT Holdings stockholder received one Citadel share for every four CT Holdings shares held on that date. On May 20, 2002, Citadel common stock began trading on the OTC Bulletin Board under the symbol "CDSS".

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

OUR BUSINESS

The security software business of Citadel Security Software Inc. ("Citadel" or the "Company") was formed in 1996 through the acquisition of several technology businesses and was operated by the business incubator CT Holdings, Inc. from 1996 through May 17, 2002. Following some additional technology acquisitions in 1999, portions of the technology businesses of CT Holdings were carved out and contributed to separate companies in which CT Holdings held an investment. In 2000, Citadel's security software business was reevaluated and refocused primarily on product development. Product sales were not heavily promoted during the year 2000 through the end of the year 2001. During 2000 and 2001 enhancements to Secure PC and NetOFF were released. In 2001 the Hercules development project began and as the release date approached business development and marketing activities were started. In late 2001 and early 2002 sales resources were added to begin building sales pipeline in anticipation of the March 2002 release of Hercules.

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

We focus our software solutions on the needs and issues of securing computing environments inside the firewall from internal and external cyber threat vulnerabilities. A vulnerability is any weakness in software code, system configuration or systems settings that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or to do damage to an organization's computing environment. Vulnerabilities fall into five classes, unnecessary services, mis-configurations, backdoors, insecure accounts and software defects. Our security software solutions do not eliminate the need for firewalls, virtual private network technologies, virus scanners, intrusion detection solutions or vulnerability scanning assessment tools. Our security software solutions work in concert with these security technologies thereby completing the security infrastructure which begins with firewalls and virus scanners at the perimeter of the network and works inward securing the servers and desktops by reducing the opportunity for internal and external attacks, accidents or failures due to system vulnerabilities.

Statistics published at www.cert.org by Carnegie Mellon Software Engineering Institute's CERT(R) Coordination Center ("CERT(R)/CC" a registered service mark of Carnegie Mellon University) show that 3,222 new vulnerabilities were reported in the first nine months of 2002 representing 132% of the 2,437 vulnerabilities reported to CERT(R)/CC for all of the year 2001 and a nearly 300% increase over the 1,090 vulnerabilities reported to CERT(R)/CC in the year 2000. Since 1988 CERT(R)/CC reports 173,728 incidents of intruders compromising a computer system with 52,658 incidents reported in 2001 and 73,359 incidents reported in the first nine months of 2002. The number of vulnerabilities and incidents of attack are increasing at an accelerating rate. CERT(R)/CC reports further that the attacks are becoming increasingly sophisticated and occur more frequently. We have positioned the Company as a security solutions provider to allow organizations to proactively protect their networks from this growing number of security threats and incidents.

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

Our products, Hercules, Secure PC and NetOFF, provide customers with network security solutions inside the firewall. Our customers license our products for various reasons ranging from

          - a need for the automated remediation of numerous security vulnerabilities to preclude internal and external attacks (Hercules),

          - a desire for centralized desktop policies management and compliance to protect information or to meet the mandates of information protection laws (Secure PC),

          - or, a simple need for a security solution to limit access to an unattended computer (NetOFF).

Hercules, Secure PC and NetOFF also address the mandated requirements of the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict security and privacy requirements on personal data in the health care and financial industries, respectively. The direct impact of these laws on revenue is difficult to specifically determine, however revenue from healthcare organizations and financial institutions including insurance companies represent approximately 86% and 25% for the quarter ended September 30, 2002 and 2001, respectively, and similarly, approximately 79% and 23% for the nine months ended September 30, 2002 and 2001, respectively. We expect that theses laws and the increasing concern for security and privacy of personal data will drive revenue from healthcare and financial institutions. In addition we see a growing awareness of network security needs from companies and organizations across all industries.

HERCULES

Hercules is a robust software solution that automates the process for the remediation of security vulnerabilities in computing environments, and we believe it is the only solution that can automatically deploy the appropriate resolution of all five classes of vulnerabilities across a network thereby enhancing the overall security of the computing environment. Hercules version
1.0 was released in March 2002. Version 1.5 of Hercules was released for commercial availability in June 2002. Versions 1.75 and 1.8 were released in August 2002 and September 2002, respectively.

Using industry standard vulnerability assessment scanning tools ("scanners") security administrators today can identify the security vulnerabilities affecting their computing environments. Hercules imports the data output from the scanners and upon approval and control of the system administrator, applies the remediation signature to eliminate the vulnerability. Hercules was developed to be scanner neutral and is interoperable with several scanners including those from eEye Digital Security, Harris Corporation, Internet Security Systems, Inc., Microsoft, Nessus Consulting, Network Associates Inc., and Qualys, Inc.

The Hercules remediation process may include the elimination of a malicious code, the blocking of an unauthorized user or unnecessary service, the time out of a password, the deployment of a vender patch or a multitude of other remediation solutions to eliminate the system vulnerabilities. Hercules remediation is initiated and controlled from a central console eliminating the need to resolve each vulnerability individually at each network node, one-at-a-time. Remediation signatures are downloaded from our website at the time the remediation process is executed by a customer.

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

NETOFF

NetOFF is designed to protect a network by shutting down unattended client PC's automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software, anti-viral updates and to remediate vulnerabilities. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving any work in progress. NetOFF is licensed for perpetual use along with a separately sold customer support contract.

In addition to our current product offerings, we are also developing additional features and functions for our existing products. Our product development strategy is designed to keep our products current and up-to-date with changes in operating systems and new technologies so that they will run on multiple operating system platforms. Our products are designed to run on Windows platforms and our development plan includes the addition of products that run UNIX and Linux platforms. As a result of our strategy to maintain our products on current operating system platforms our products are generally not subject to rapid technological obsolescence due to the introduction of new operating systems or computing products. In addition individual consumers have licensed our products and we will continue to offer our products to specific target consumer markets but our primary customer focus is on enterprise wide security solutions products for businesses and organizations that have large networks of computers. Therefore we are generally not subject to rapid changes in consumer preferences or changes in retail trends. It is reasonably possible however that these factors may change in the future as our business model is adapted to changes in technology, changes in buying patterns of our customers and changes in the software industry's licensing models.

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

The subscription license model offers customers under budget constraints the ability to license our product for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow as compared to the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. Since this is a new licensing model for the Company there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

Customers may obtain a license to our products through our website and telesales organization, and through promotions or reseller agreements with independent third parties. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds and other known data as well as market and economic conditions. Software code is inherently subject to program coding errors commonly referred to as software "bugs." Changes in the estimates of product returns could occur should our software experience an unusually high number of bugs. While the product may perform substantially in accordance with written specifications management may decide to allow customers to return product or to incur costs to develop a software patch to replace the code causing the bug. While the returns of product have been minimal there can be no assurance that our historical returns are representative of the future.

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

RESULTS OF OPERATIONS

Operational and business highlights during the quarter ended September 30, 2002 and prior to filing of this report include the following:

     - Citadel signed its first channel partner to offer Hercules.

     - Version 1.75 of Hercules was released in August 2002.

     - Harris Corporation and Citadel integrated STAT Scanner and Hercules and launched Hercules version 1.8 in September 2002.

     - In September 2002 the President's Critical Infrastructure Protection Board issued the draft report on the National Strategy to Secure Cyberspace. The Company endorsed the draft including the best practice of assessment and remediation.


THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

Revenue from all three of the Company's products for the three months ended September 30, 2002 was $483,457 versus $141,029 for the three months ended September 30, 2001, an increase of $342,428 or 243%. The increase in revenue is primarily due to an increase in the number of sales representatives and the commercial availability of Hercules, the Company's flagship product. The amount invoiced to customers differs from revenue recognized due to the accounting requirement to recognize revenue from customer support contracts ratably over the term of the contract. Customer orders in the amount of approximately $578,000 were received, delivered and invoiced during the quarter ended September 30, 2002 with approximately $95,000 of revenue related to customer support contracts deferred to future periods. Revenue recognized from customer support contracts amounted to $40,708 and $3,343 for the quarters ended September 30, 2002 and 2001, respectively. The deferred revenue balance of $178,500 at September 30, 2002 will be recognized over the next twelve months in accordance with the terms of the underlying customer support contracts. As orders for our software solutions increase we expect that revenue from customer support contracts, including annual contract renewals, will grow and increase the amount of recurring revenue recognized each quarter. There was no revenue earned from product subscriptions or services contracts during the quarter.

Based on historical trends we recorded a provision for returns and allowances of $5,000 and $6,489 for the quarters ended September 30, 2002 and 2001, respectively.

Revenue from significant customers during the three months ended September 30, 2002 and 2001 were as follows:

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                            2002        2001
                                         ----------  ----------

Veterans Administration Medical Centers
  of the Department of Veterans Affairs         43%          -
Holiday Companies                                -          19%
Stephens Inc.                                    -          14%
Canadian Government of NWT                       -          11%

COSTS OF REVENUE

Total costs of revenue were $120,852 for the three months ended September 30, 2002 versus $135,718 for the three months ended September 30, 2001. Costs of revenue for the three months ended September 30, 2002 includes software amortization of $39,470, customer support costs of $81,220 and shipping and other costs of $162. This compares to $134,389 of software amortization, $0 of customer support costs and $1,329 of shipping and other costs for the three months ended September 30, 2001.

At December 31, 2001 capitalized development costs related to the Secure PC and NetOFF products were fully amortized and the capitalized software development costs attributable to Hercules were not yet amortizable. As a result, the amortization expense related to the Hercules products began upon its commercial release in March 2002. The decrease in software amortization is directly attributable to lower amortizable balances of capitalized software during the three months ended September 30, 2002 versus the three months ended September 30, 2001. We expect amortization expense to increase in the remaining quarter of 2002 due to the and release of new versions of our products with new features and functionality. In addition the release of new versions of Hercules in August and September 2002 will cause new components of capitalized software development costs to be amortized in the future. Our development plan includes the release of new products, features, functionality and new versions of existing products. As a result software amortization is expected to increase accordingly in future periods.

Under our customer support agreements a customer receives telephone support and the right to receive software point releases and software patches. In addition to these services Hercules customers receive updates to the vulnerability remediation signatures via Internet access to the signature database. In July 2002 we formalized our customer support organization with the assignment of personnel to the post sale customer support function and the implementation of a customer support call tracking system. In addition the post sale customer support activities in periods prior to July 2002 were immaterial and generally not distinguishable from sales and marketing costs. Prior to July 2002 the costs to write the vulnerability remediation signatures was included in product development expense. The third quarter customer support costs of $81,220 include the salaries, benefits and other direct of the personnel assigned to the post sale customer support function plus similar costs associated with the team that writes the vulnerability remediation signatures and manages the signature database.

We encourage our customers to download their licensed software programs and related documentation directly from our website. In many cases an evaluation copy is downloaded as part of the technical sales effort prior to the customer committing to license the product. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. We expect that delivery and preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

Our analysis of our revenue forecasts and the net realizable value of our products supports our determination that no write-down of capitalized software development costs is required at September 30, 2002. However, there can be no assurance that we will successfully execute our business strategy to achieve these forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses of $849,168 for the three months ended September 30, 2002 versus $388,927 for the three months ended September 30, 2001. The increase of $460,241 or 118% is primarily attributable to the compensation and benefits expenses associated with the increase in the number of employees hired to execute our business strategy. At September 30, 2002 we employed 16 people in sales, marketing and business development, and 6 people in finance, administration and general management. At September 30, 2001 we employed 8 people in sales and business development and 4 people in finance, administration and general management.

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

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the three months ended September 30, 2002 we incurred $74,207 of product development expense which is net of $135,549 of capitalized software development costs. During the three months ended September 30, 2001 development costs of $83,649 representing 100% of development expenditures were capitalized directly related to the Hercules development project.

Hercules versions 1.75 and 1.8 were released in August and September 2002, respectively. Our product development plan for the remainder of 2002 includes the work on first quarter 2003 releases of new product versions with new features and functionality. As a result, capitalized software development costs and product development expense are expected to increase accordingly in future periods. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate in the future from period to period depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At September 30, 2002 we employed 9 people in development including our Chief Technology Officer. We plan to add development resources to our team to execute the development project plan in the future.

DEPRECIATION EXPENSE

We recognize depreciation expense for the depreciation of property and equipment. We include the amortization of leasehold improvements in depreciation expense. Depreciation expense for the quarter ended September 30, 2002 was $6,749, compared to $20,351 for the three months ended September 30, 2001, a decrease of $13,602 or 67%. We attribute this decrease to lower depreciable balances of property, equipment and leasehold improvements. Our business plan calls for the addition of staff in all departments. In October we entered into commitments to acquire approximately $400,000 of computers and software to support our development and hiring plans. Approximately $300,000 has been committed under a capital lease with the remainder under a twelve month payment plan. These capital expenditures will increase depreciation expense in future periods.

INTEREST EXPENSE

Interest expense of $16,566 in the quarter ended September 30, 2002 relates directly to the borrowings on notes payable that were entered into to fund the Company. There was no interest expense for the quarter ended September 30, 2001. Interest expense may increase in the future depending the funding needs of the Company and the structure of any short term or long term financings.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

Revenue from all three of the Company's products for the nine months ended September 30, 2002 was $1,030,184 versus $322,447 for the nine months ended September 30, 2001, an increase of $707,737 or 219%. The increase in revenue is primarily due to an increase in sales staff and the availability of Hercules for shipment during the nine months ended September 30, 2002. Revenue recognized from customer support contracts amounted to $65,689 and $14,712 for the nine months ended September 30, 2002 and 2001, respectively. In addition, there is approximately $8,200 of services revenue recognized upon the completion of two custom development projects during the second quarter of 2002. Based on historical trends we recorded a provision for returns and allowances of $17,375 and $8,693 for the nine months ended September 30, 2002 and 2001, respectively.

Revenue from significant customers during the nine months ended September 30, 2002 and 2001 were as follows:

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                           2002       2001
                                         ---------  ---------
Washington Mutual                              33%          -
Veterans Administration Medical Centers
  of the Department of Veterans Affairs        20%          -

COSTS OF REVENUE

Total costs of revenue were $158,153 for the nine months ended September 30, 2002 versus $501,913 for the nine months ended September 30, 2001. Costs of revenue for the nine months ended September 30, 2002 includes software amortization of $73,146, customer support costs of $81,220 and shipping and other costs of $3,788. This compares to $498,127 of software amortization, $0 of customer support costs and $3,786 of shipping and other costs for the nine months ended September 30, 2001.

As noted in the discussion above for the three months ended September 30, 2002 the decrease in software amortization is directly attributable to lower amortizable balances of capitalized software during the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. Customer support costs for the nine months ended September 30, 2002 were $81,220 versus no such costs for the nine months ended September 30, 2001. See the discussion above for the three months ended September 30, 2002 for further explanation.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses of $2,254,545 for the nine months ended September 30, 2002 versus $1,177,273 for the nine months ended September 30, 2001. The increase of $1,077,272 or 92% is primarily attributable to the compensation and benefits expenses associated with the increase in the number of employees hired to execute our business strategy. At September 30, 2002 we employed 16 people in sales, marketing and business development, and 6 people in finance, administration and general management. At September 30, 2001 we employed 12 people in selling, general and administrative functions including our CEO, 8 people in sales and 4 in finance, administration and general management.

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

PRODUCT DEVELOPMENT EXPENSE

During the nine months ended September 30, 2002 we incurred $220,308 of product development expense which is net of $402,226 of capitalized software development costs. During the nine months ended September 30, 2001 development costs of $83,649 representing 100% of development expenditures were capitalized directly related to the Hercules development project.

DEPRECIATION EXPENSE

Depreciation expense for the nine months ended September 30, 2002 was $30,183, compared to $75,978 for the nine months ended September 30, 2001, a decrease of $45,795 or 60%. We attribute this decrease to lower depreciable balances of property, equipment and leasehold improvements. See discussion of the quarter for expectations of future capital expenditures and the effect on depreciation expense in future periods.

INTEREST EXPENSE

Interest expense of $18,566 in the nine months ended September 30, 2002 relates directly to the borrowings on notes payable that were entered into to fund the Company following the Distribution on May 17, 2002. There was no interest expense for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at September 30, 2002 were $23,158. The net cash used in operating activities of $266,951 for the nine months ended September 30, 2002 is principally a result of the net loss of $1,651,572 partially offset by changes in operating assets and liabilities of $1,256,194 plus net non-cash charges of $120,703 primarily consisting of depreciation and amortization. The increase in accounts receivable of $449,644 is directly attributable to the increase in revenue during the nine months ended September 30, 2002. Of the $456,491 of accounts receivable outstanding at September 30, 2002, approximately $339,000 has been collected through October 28, 2002. Current liabilities have increased $1,467,919, primarily due to accounts payable, payroll tax liabilities and accrued compensation related to commissions and other incentives since December 31, 2001. Deferred revenue increased $178,500 due to a higher volume of post sales customer support contracts. Current liabilities may increase in the future until the Company raises sufficient capital either through increased revenue or a capital financing to settle these amounts.

For the nine months ended September 30, 2001 the net cash used in operating activities of $555,892 is principally a result of the net loss of $1,432,717, partially offset by non-cash charges of $574,105 primarily for depreciation and amortization and a net increase in operating assets and liabilities of $302,720 primarily from an increase in accounts payable and accrued compensation liability.

Cash flows used by investing activities was $492,612 representing $90,386 purchases of computer equipment and internal use software resulting from the increase in employees and $402,226 of additions to capitalized software development costs related to the Hercules development projects incurred during the nine months ended September 30, 2002. During the nine months ended September 30, 2001 we incurred $5,394 in expenditures for property and equipment and $83,649 for capitalized software development costs.

As noted above, expenditures for computer equipment and our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. At September 30, 2002 we entered into commitments to acquire approximately $400,000 of computers and software to support our development and hiring plans. Approximately $300,000 has been committed under a three year capital lease with the remainder under a twelve month payment plan.

Cash flows provided by financing activities resulted primarily from the contribution from CT Holdings, our parent prior to the Distribution, of $200,131 for the nine months ended September 30, 2002, as compared to a contribution from CT Holdings of $717,080 for the nine months ended September 30, 2001. In addition we received proceeds $656,400 of advances and notes payable from related parties following the Distribution on May 17, 2002. Of this amount we repaid $351,200 to these related parties during the nine months ended September 30, 2002. Proceeds from notes payable to third parties were $240,000 of which $40,000 was repaid during the nine months ended September 30, 2002.

As a result of the aforementioned factors, cash and cash equivalents decreased by $51,872 for the nine months ended September 30, 2002, versus an increase of $1,221 for the nine months ended September 30, 2001.

Liquidity

Since the beginning of the year 2000 and through the third quarter of 2001 the Company's business strategy has been focused on product development and limited marketing of its Secure PC and NetOFF products. Since the fourth quarter of 2001 the Company has been executing the business development and market awareness phase of its strategy while increasing its sales staff. Since the release of Hercules version 1.0 in March 2002 and through the quarter ended September 30, 2002 the Company has been actively executing its sales strategy of building sales pipeline. The result of this strategy has been a planned increase in costs and expenses ahead of the expected increase in revenue and positive cash flow. We continue to incur operating losses, negative cash flow from operations and at September 30, 2002 have a cash balance of $23,158, a significant deficiency in working capital of ($2,702,343) and a significant stockholders' deficit of ($2,078,700).

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

The Company needs to raise $4 million to $6 million to pay liabilities, fund the operations and add sales and engineering resources in the next six to twelve months. The Company is currently in negotiations with several financial and strategic investors to raise the necessary equity or debt capital through a public offering or private placement however, there is no assurance that the negotiations will be successful or that the financing through a public offering or private placement will be successful or if successful, on terms favorable to the Company. Until the Company achieves positive cash flow from operations or negotiates and closes a third party source of financing, the Company is dependent upon financing from related parties including its Chief Executive Officer, some members of the board of directors, certain of its existing shareholders and other related parties.

On November 5, 2002 the Company entered into two promissory notes payable to the Company's CEO in the total amount of $570,000. The $570,000 consists of the $54,000 of advances due to the CEO at September 30, 2002, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company in November 2002. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum.

During the calendar years 2001 and through the second quarter of 2002 substantially all of the funding of Citadel and its former parent company, CT Holdings, was received from related parties. During the second quarter of 2002 and until the distribution on May 17, 2002 the Company received approximately $200,000 in contributions from CT Holdings all of which was received from related parties. Since the distribution on May 17, 2002 the Company has received advances and short term debt financing of $335,000 from related parties and entered into a note payable for approximately $200,000 prior to the recognition of a deferred debt discount of approximately $66,000. During the nine months ended September 30, 2002 the company repaid debt to related parties of $351,200 and repaid a short term note payable of $40,000. The $250,000 note payable to a related party due July 31, 2002 is currently past due and is bearing interest at a rate of 18% per annum. While the same or new related parties may agree to continue to fund the Company in the future there can be no assurance that such financing will continue to be available, or if available, on terms that the Company would be willing to accept.

At September 30, 2002 we entered into commitments to acquire approximately $400,000 of computers and software to support our development and hiring plans. Approximately $300,000 has been committed under a three year capital lease with the remainder under a twelve month payment plan. These capital expenditures will increase depreciation expense in future periods.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No.
2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In September 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the fourth quarter of 2002. As part of the Distribution, we have assumed responsibility for this lawsuit.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In September 2002 the company sold 200,000 shares of common stock for $2,000 in conjunction with entering into a $200,000 unsecured convertible note payable. The proceeds of the sale were used for working capital purposes.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At November 6, 2002 the Company was in default on a $250,000 note payable to a director originally due July 31, 2002. Interest accrues at a rate of 18% per annum while in default.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


(b) On August 14, 2002, the Registrant filed a Current Report on Form 8-K which reported the filing of sworn statements by its Principal Executive Officer and its Principal Financial Officer with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITADEL SECURITY SOFTWARE INC.
(REGISTRANT)

Date: November 14, 2002      By: /s/ STEVEN B. SOLOMON
                             -----------------------------
                             Steven B. Solomon,
                             President and Chief Executive Officer
                             (Duly Authorized Signatory and Principal Executive
                               Officer)


                             /s/ RICHARD CONNELLY
                             -----------------------------
                             Richard Connelly,
                             Chief Financial Officer
                             (Duly Authorized Signatory and Principal Accounting
                               and Financial Officer)

CERTIFICATIONS

I, Steven B. Solomon, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Citadel Security Software Inc., a Delaware corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven B. Solomon
---------------------------
Steven B. Solomon, Chief Executive Officer
Principal Executive Officer

I, Richard Connelly, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Citadel Security Software Inc., a Delaware corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard Connelly
---------------------------
Richard Connelly, Chief Financial Officer
Principal Financial Officer