Form 10KSB
period 2002-12-31
CITADEL SECURITY SOFTWARE INC
filed 2003-03-31
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-33491

                         CITADEL SECURITY SOFTWARE INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                75-2873882
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           8750 N. CENTRAL EXPRESSWAY, SUITE 100, DALLAS, TEXAS 75231
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 520-9292
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and
(2)  has  been  subject  to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year $1,311,800

As of March 28, 2003 the last reported sale price of the Company's common stock was $1.21 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $16,355,120 as of March 28, 2003.

As of March 28, 2003, there were 20,068,077 shares of common stock, $.01 par value per share, outstanding.

Transitional  Small  Business  Disclosure  Format.  Yes [ ]  No [X]

                                CITADEL SECURITY SOFTWARE INC.
                                         FORM 10-KSB
                                        ANNUAL REPORT
                                  FOR THE FISCAL YEAR ENDED
                                      DECEMBER 31, 2002

                                      Table of Contents

PART I                                                                                   Page
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

Item 4..  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . .   24

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . .   25

Item 6..  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . .   27

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . .   38

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42

Item 11.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . .   47

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .   48

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   52

Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   53

This Annual Report on Form 10-KSB contains forward-looking statements that involve known and unknown risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. In this Report, the words anticipates, believes, expects, estimates, intends, future and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report under the heading Risk Factors as well as those discussed elsewhere in this Report, and the risks discussed in our Securities and Exchange Commission filings.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel Security Software Inc. ("Citadel" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time to time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel's filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of their executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel's future performance, including but not limited to:

     - benefits resulting from the spin-off from CT Holdings, Inc. ("CT Holdings") in May 2002;

     -    possible or assumed future results of operations;

     -    future revenue and earnings; and

     -    business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel: (1) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in business and governmental expenditures on information technology and software; (2) the impact of competition, both expected and unexpected; (3) adverse developments, outcomes and expenses in legal proceedings; (4) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; (5) the company's inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and (6) those described under Risk Factors.

Forward-looking statements are only predictions and speak only as of the date they are made. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this report on Form 10-KSB and other statements made from time to time by Citadel or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report on Form 10-KSB and in other statements made from time to time by Citadel or its representatives might not occur.

OVERVIEW

Our products, Hercules(R), WinShield(R) Secure PC(TM) and NetOFF(TM) provide solutions within the security software segment of the software industry. Our strategy is to provide software solutions that address the growing computer network security needs of business, government and other entities. We focus our software solutions on the needs and issues of securing computing environments from internal and external attacks, accidents or failures due to system vulnerabilities or noncompliance with security policies. Companies that establish security policies for access and use of their network systems could use WinShield Secure PC ("Secure PC") to monitor desktop compliance with the established policies. This same customer group could also use NetOFF for protection of sensitive data that could be viewed on an unattended computer. The same customers would use Hercules with industry leading vulnerability assessment tools to scan for vulnerabilities and remediate them under a controlled automated process.

Our security software solutions do not eliminate the need for firewalls, virtual private network technologies, virus scanners, intrusion detection solutions or vulnerability scanning assessment tools. Our security software solutions work in concert with these security technologies thereby solidifying the security infrastructure. System security begins with firewalls and virus scanners at the perimeter of the network and work inward securing the servers and desktops to reduce the opportunity for internal and external attacks, accidents or failures due to system vulnerabilities or noncompliance with security policies.

The security software business of Citadel is based in Dallas, Texas and was formed in 1996 through the acquisition of several technology businesses. In its early history the Company was managed as part of a group of technology businesses owned by CT Holdings, a technology business incubator. CT Holdings had several software products which were sold directly to corporations and government entities as well as to consumers through retail distribution channels. Following some additional technology acquisitions in 1999, portions of the technologies, were carved out and contributed to separate businesses which CT Holdings either managed or held as an investment. The security software business was reorganized in 1999. Several of CT Holdings' software product offerings were discontinued and the security software business was downsized. In 2000, Citadel's security software business was re-focused primarily on product development.

Two of our products, Secure PC and NetOFF, were not heavily promoted during the years 2000 and 2001. However during these years enhancements to Secure PC and NetOFF were released and the year 2001 saw the formal launch of the Hercules(R) development project, an automated vulnerability remediation technology. As the planned product release date approached, business development and marketing activities were initiated. Late in the year 2001 and early in the year 2002 sales resources were added to begin building the sales pipeline in anticipation of the March 2002 general release of Hercules as our flagship product. In November 2001 the board of directors approved the spin-out of Citadel from CT Holdings and upon its completion in May 2002, the security software business was transferred from CT Holdings to a Delaware corporation known as Citadel Security Software Inc. On May 20, 2002 Citadel commenced trading under the symbol CDSS on the OTC Bulletin Board.

OUR MARKET

The market for software and hardware security technology has many players and many products that secure networks systems from attack, accident or failure from outside and inside influences. Our company is actively engaged in two of the security market categories, "policy administration" and "automated vulnerability remediation". Our products NetOFF and Secure PC participate in the policy administration category and Hercules is positioned in the automated vulnerability remediation market. In a November 2002 study, commissioned by us, Aberdeen Group states that the category "automated vulnerability remediation" is a new class of solution that has evolved to provide the desired automation for vulnerability remediation. Hercules is our automated vulnerability remediation solution which Aberdeen cited as the only identified flexible and automated solution at the time the paper was released.

The security technology market categories and representative companies in those categories are listed below.

SECURITY MARKET CATEGORIES                  REPRESENTATIVE COMPANIES IN THE CATEGORY
    Perimeter Security
      Anti Virus                            Symantec, Network Associates, Computer Associates
      Firewall                              Cisco, Checkpoint, Sonicwall, Netscreen
      Virtual Private Networks (VPN)        Cisco, Checkpoint, Nortel, Sonicwall
      Authentication                        Microsoft, Watchguard, Bindview
      Intrusion Detection                   Internet Security Systems, Intrusion, Cisco, Symantec


    Security Inside the Firewall
      Policy Administration                 Citadel, Microsoft, RSA
      Application Security                  Microsoft, Oracle, Computer Associates (application providers)
      Automated Vulnerability Assessment    Internet Security Systems, Harris Corporation, Microsoft,
                                            Network Associates, Symantec, Qualys, eEye Digital Security,
                                            Foundstone, Vigilante, SPI Dynamics, Sanctum
      Automated Vulnerability Remediation   Citadel

POLICY ADMINISTRATION AND COMPLIANCE

The policy administration and compliance market is a mature market with many players including Symantec, Microsoft, RSA and Computer Associates to name a few. This market has grown around the need for organizations to control access to desktop and system settings, thereby reducing costs associated with downtime and reconfiguration of systems, and the need to control unauthorized access, whether internal or external to the company, of confidential information thereby meeting organizational or mandated security and privacy requirements. Healthcare, Financial Services, Education, and Data Processing are just a few of the industries that require tools to protect private information and to restrict user access to system settings that can cause down time and require extensive cost and time to repair.

Our strategy is to position NetOFF and WinShield Secure PC as critical components to the overall security and privacy posture of organizations in the Healthcare, Financial, Educational and applicable corporate industries. We will continue to market and license these products into the industries in which we have gained a foothold. We will furthermore expand the new customer relationships developed though sales of Hercules to include WinShield SecurePC and NetOFF.

AUTOMATED VULNERABILITY REMEDIATION

The automated vulnerability remediation software market addresses the need for frequent and timely repair of the growing number of identified vulnerabilities plaguing network systems today. A vulnerability is any weakness in software code, system configuration or systems settings that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or do damage to an organization's computing environment. Vulnerabilities fall into five classes, unnecessary services, mis-configurations, backdoors, insecure accounts and software defects. CERT/CC(R) identified 4,129 vulnerabilities in the year 2002. This is an increase of 69% over vulnerabilities identified in the year 2001. The number of vulnerabilities identified in the years 2000, 2001 and 2002 were 7,656 representing 92% of the total vulnerabilities identified by CERT/CC(R) since 1988. The statistics reported by CERT/CC(R), a registered trademark of Carnegie Mellon University's Software Engineering Institute, may be found on the website www.cert.org. The task facing information technology ("IT") professionals is the process of discovering the vulnerabilities on their systems and then determining how and when to remedy them.

IT professionals have used automated vulnerability assessment solutions to perform the discovery process. These solutions are commonly known as assessment scanners or scanners and have been generally available from several technology companies for several years. These tools have gained wide use and acceptance for success in auditing systems and identifying the weakness in network systems that make an organization subject to attack, accident or failure due to the unrepaired vulnerabilities. When a system scan is performed the number, type and severity level of system vulnerabilities are reported and then the repair process can begin. Until the advent of the Hercules automated remediation solution, the subsequent repair process was largely performed manually. The manual repair process today consists of staff personnel searching for the right fix for each vulnerability, downloading of a software patch when required, testing the fix or patch and then manually deploying the patch or resetting a configuration to each individual network node. This is time consuming and in most cases not a cost effective solution as the number of vulnerabilities identified is growing faster than the ability to remediate them using the manual process. Organizations that choose to ignore the making of repairs to vulnerable systems expose the organization to growing security exposure and potentially significant financial liability.

According to data published by the Internet Software Consortium in January 2003, the number of Internet connected devices is nearly 172,000,000. As the number of Internet connected devices increases, the potential to fall behind the growing repair backlog of system vulnerabilities is likely to increase dramatically. Solutions that provide patch management capabilities often work with their own proprietary scanning assessment engine which eliminates the independence of the audit and the subsequent repair of the system weakness.
Some patch management tools merely push out a software patch without regard to the real need for the patch. Finally, the repair tools available today do not aggregate the results of independent scans from multiple scanning assessment solutions.

In addition, the government has mandated security compliance in certain industries and in all government agencies. In May 1998, Presidential Decision Directive 63 ("PDD 63") was issued and called for the establishment of a framework to protect the national infrastructure and improve the security of government systems. The Government Information Security Reform Act ("GISRA") passed in October 2000 requires that government computers and networks be scanned and remediated frequently. In November 1999 the Gramm-Leach-Bliley Act ("GLB") was passed and mandates the protection of personal data and information in the financial industry. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") places similar demands on the privacy and security of patient data. In February 2003 the President issued the final report on the Strategy to Secure Cyberspace which mandates initiatives for federal government agencies and makes recommendations to industry and individuals to improve network security across the country and around the world. Affecting all public companies is the Sarbanes-Oxley Act of 2002 which places emphasis on process and access controls with respect to financial information systems used for public company financial reporting. And finally, the creation of the Department of Homeland Security is driving security initiatives throughout all agencies of the federal and state governments affecting not only the agencies but the companies and organizations that provide products and services to the government.

OUR STRATEGY

Our objective to increase stockholder value is to leverage our market position with Hercules in what we believe to be a first mover product in the "automated vulnerability remediation market" including the mandates and initiatives addressed above. We will initially focus marketing and licensing efforts on the governmental agencies, healthcare organizations and financial institutions affected by the mandates and initiatives of HIPAA, GLB, and GISRA. Each of these acts places an emphasis on securing personal data and financial information from intentional or unintentional unauthorized access. In addition, the President's final report on the Strategy to Secure Cyberspace is driving systems security initiatives across all agencies in the federal government. As discussed above, CERT/CC(R) reports an increasing number of vulnerabilities each calendar quarter. In addition, the severity and sophistication of attacks is increasing. As a result, Chief Information Officers and Chief Security Officers are under increased scrutiny and pressure to secure their systems. We believe the increased focus on securing systems before an attack, accident or failure of an organization's network happens will result in increased licensing of our software products.

As the worldwide economy improves, we believe that corporations will shift spending to information technology, especially infrastructure security. A survey published in 2002 by the Gartner Group entitled "Top Spending Priorities for 2003" cites that a top five spending priority for 2003 is security infrastructure. Merrill Lynch estimated in November 2002 that the computer security market will grow 11% a year over the next five years, from $9.8 billion in 2002 to $15 billion in 2006. We believe that corporations will want to spend their money wisely and will look for information technology products that provide a realistic return on investment ("ROI"). We believe that one of the key benefits of Hercules that can be demonstrated in the customer product evaluations is a realistic ROI translating into real labor cost savings. We intend to focus a part of our direct sales force on the Fortune 1000 companies that will drive the spending being forecast by the Gartner Group.

During 2002 we entered into product referral agreements and marketing alliances with several vulnerability assessment scanning companies including eEye Digital Security, Harris Corporation and Qualys Corporation. Hercules is interoperable with the scanning tools from these companies. Hercules is also interoperable with several other leading industry vulnerability assessment scanning solutions including products from Internet Security Systems and Nessus as well as Microsoft's version of HFNetChk. We plan to formalize relationships with these companies in 2003 however we do not know the form or extent of such relationships and we might not be successful in forming such relationships.

We believe that customers of these companies that have purchased vulnerability assessment scanning tools will also desire an automated vulnerability remediation solution. In addition, we seek to enter into strategic alliances related to the marketing and licensing of our products through select systems integrators and information technology outsourcing companies.

Our planned release of Hercules version 2.0 in 2003 will expand our product offering to run on Solaris UNIX and Red Hat Linux platforms in addition to the Microsoft Windows platform. This will allow us to license Hercules to a larger and wider audience of companies. We also intend to broaden the number of UNIX platforms through new point releases and updates during 2003 and beyond. As more mandates for privacy and security are issued by the federal government we intend to apply our technology to address the security needs required by organizations to come into compliance with the mandates. While we believe we can be successful with this strategy there can be no assurance that we will be successful.


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

Hercules, Secure PC and NetOFF also address the mandated requirements of HIPAA and GLB legislation, which impose strict security and privacy requirements on personal data in the healthcare and financial industries, respectively. The direct impact of these laws on revenue is difficult to specifically determine, however revenue from healthcare organizations and financial institutions including insurance companies represent approximately 63% and 41% of total revenue for the years ended December 31, 2002 and 2001, respectively. We expect that these laws and the increasing concern for security and privacy of personal data will drive further interest in our products from healthcare and financial institutions. In addition, we see a growing awareness of network security needs from the federal government as well as companies and organizations across all industries.

HERCULES

Hercules is a robust software solution that automates the process for the remediation of security vulnerabilities in computing environments. We believe it is the only solution that can automatically deploy the appropriate resolution of all five classes of vulnerabilities across a network thereby enhancing the overall security of the computing environment. Hercules version 1.0 was released in March 2002. Version 1.5 of Hercules was released for commercial availability in June 2002. Versions 1.75 and 1.8 were released in August 2002 and September 2002, respectively and in January 2003 version 1.9 was released. These point release added new features, functionality, reports and interoperability with multiple vulnerability assessment scanning solutions.

Using industry standard vulnerability assessment scanning tools ("scanners") security administrators today can identify security vulnerabilities affecting their computing environments. Under the approval and control of the system administrator, Hercules imports the data output from the assessment scanners and applies the available remediation signature to repair the identified vulnerabilities in a system. Hercules was developed to be scanner neutral and is interoperable with several scanners including those from eEye Digital Security, Harris Corporation, Internet Security Systems, Inc., Microsoft, Nessus Consulting and Qualys, Inc.

All five classes of vulnerabilities may be selected for remediation by a security professional using Hercules. These include mis-configurations, backdoors, unnecessary services, unauthorized or weak permissions, and software defects. Many of the vulnerabilities in these classes cannot be repaired by applying software patches, for example, forcing password changes or turning off unnecessary services. The Hercules remediation process may include the elimination of a malicious code, the blocking of an unauthorized user or unnecessary service, the time out of a password, the deployment of a vendor patch or a multitude of other remediation solutions to repair identified system vulnerabilities. Hercules allows a security professional to increase security compliance for servers and workstations across a widely dispersed network from a central point of control. Prior to Hercules, for most vulnerabilities to be repaired, each server and workstation required the user or IT professional to physically find the device, research and identify the vulnerability repair solution, apply the repair, test it and finally, restart the device. This process is time consuming and expensive. Hercules remediation is initiated and controlled from a central console eliminating the need to resolve each vulnerability individually at each network node, one-at-a-time.

The vulnerability repair solutions are called Hercules remediation signatures. These signatures are written by our staff of security engineers who monitor multiple sources of vulnerability identification. These sources include published reports from Security Focus, CERT/CC(R), FEDcirc, Mitre, the FBI and other law enforcement and government agencies. We also work closely with the suppliers of the vulnerability assessment scanners to match their vulnerability database. When a new vulnerability is identified our security engineers immediately prepare the remediation signature, test it and update our Hercules Vulnerability Remediation database called VFlash. The VFlash database is available to our customers via the Internet. When a security professional runs Hercules an option may be selected to gather the latest signatures from the VFlash database. This procedure allows the customer to have the latest remediation signature updates to repair the newly identified system vulnerabilities.

Hercules is offered to our customers under a perpetual license or under a two year subscription license. As part of the perpetual licensing process for Hercules, we require our customers to enter into a customer support contract whereby the customer receives vulnerability remediation updates through VFlash. These services are also included under the subscription based license model.

WINSHIELD  SECURE  PC

WinShield Secure PC ("Secure PC") provides advanced features that allow security administrators to create, manage and deploy security policies for Windows computing environments. Secure PC establishes user and group profiles to enforce workstation and server security policies from a single point of control. These security policies can be configured to prevent changes to system settings and installation of unauthorized software. Secure PC "hardens" system files as a first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. Hardening of files is crucial to defending against intentional and unintentional security breaches.

Secure PC offers support for computers running Microsoft Windows versions 95, 98, ME, NT, 2000 and XP. Its advanced set of features allows administrators to apply security policies to users or groups of users within an organization. We sell this product in two configurations. Secure PC Workstation is designed for home, educational or commercial non-networked computers. Secure PC Network is designed for environments with multiple computers connected to a Windows or Novell network. The network version of Secure PC has been designed to scale dynamically within network environments ranging from departmental local area networks (LANs) to global wide area network (WAN) capacity and includes tools that provide remote installation and configuration of the Secure PC client
software.   Additional benefits include:

     - File and Folder Access Control. Secure PC folder protection enables administrators to control access to specific files, folders, desktop shortcuts or drives. Administrators can also secure files and folders as read-only and prevent changes to file attributes. This enables organization to meet the privacy requirements that are applicable to their organization or industry.

     - Prevent Un-Authorized Software Installation. Part of SecurePC's capabilities include preventing installation and running of unauthorized software. Whether the software was brought in by an employee or downloaded from the Internet if it is not approved by the administrator, it can be restricted from installing or running.

     - Application Control. Administrators can disable specific menu items in most standard Windows applications which can reduce the time and cost spent reconfiguring application settings.


NETOFF

NetOFF allows administrators to secure unattended workstations from unauthorized access. A PC that stays connected to a network while users attend meetings - or leave the office for the night - is a wide-open door to the network. Customer files, patient records, classified information and proprietary documents are open to disclosure and theft through unattended PCs. With NetOFF, unattended PCs are a reduced security risk.

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Through NetOFF, administrators can define policies that trigger a graceful logoff on unattended or inactive workstations. Through a graceful logoff, all user data is saved, applications are closed and workstations are logged off the network. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software and anti-viral updates.

NetOFF is available for Windows NT and NetWare platforms and supports Windows 95, 98, ME, Windows NT, Windows 2000 and Windows XP desktop PCs. Additional benefits of NetOFF include:

     - Enhancing Overall Computer Security. Unattended desktop PCs subject the network and PC to a heightened risk of data theft. NetOFF protects confidential files and information by loading a screen blocker and logging off the unattended PCs, thus shutting off access to the data that resides on them and the networks they are connected to.

     - Regulatory Compliance. NetOFF's unique screen blocking and automated logoff features help organizations achieve and maintain HIPAA and GLB compliance. HIPAA requires each organization that uses communications or networks to protect communications containing health information that are transmitted electronically over open networks so that they cannot be easily intercepted and interpreted by parties other than the intended recipient. GLB imposes similar regulatory requirements on financial institutions.

     - Conserving Resources. Software license fees are often based on the number of actual users of the licensed product. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF helps customers reduce costs by logging off unattended PCs.

PRODUCT  DEVELOPMENT

In developing new Citadel Security products, we strive to meet the following standards in product development:

     - Standards Compliance and Network Compatibility. Our products comply with industry standards and are designed to be compatible with the leading operating systems, including Microsoft, Novell, Unix and Linux variants. To that end, our products are currently developed using standard tools such as XML, C++, and various platform dependent toolkits.

     - Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

     - Commitment to Common Criteria. In June 1993, the sponsoring organizations in the United States, Canada, and European Union started the Common Criteria project to align their separate criteria into a single set of IT security criteria. In 1999 the Common Criteria project became ISO International Standard 15408. Common Criteria is required for selling software solutions to certain agencies of the federal government. In 2003 our Hercules product will undergo rigorous testing under the Common Criteria standards.

We plan to capitalize on our existing security and network administration technology and our expertise in research, development and marketing to expand our business into products that address the growing market for security. Our internal development work remains the key component of bringing new product lines to market. In addition, we may pursue an alliance strategy to develop new products. Our internal research and development staff is currently working on the development of the next generation of Hercules with an expected release in 2003. Schedules for the development and release of high technology products are inherently difficult to predict, and there can be no assurance that we will achieve targeted customer shipment dates for any of our products, or at all. In addition, we may pursue acquisitions of technologies or products that complement our products and product strategy. Acquisitions of technology are risky and we may not be successful in finding the right technology products or, once acquired, integrating the new technology with existing development projects.

We capitalize software development costs at the time technological feasibility is established which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the year ended December 31, 2002 we incurred $285,105 of product development expense which is net of $597,034 of capitalized software development costs. During the year ended December 31, 2001 we incurred product development expenses of $118,432 net of $177,110 of capitalized software costs.

Capitalized software development costs and product development expense are expected to increase as we begin development of new versions and point releases of our products in the future. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At December 31, 2002 we employed twelve
(12) people in development
including our Chief Technology Officer. We plan to add development resources to our team as is necessary to execute the development project plan in the future.

BUSINESS DEVELOPMENT

The Business Development team at Citadel Security has the following objectives.

     1. Negotiate and secure strategic alliances related to our security products;
     2. Build and maintain technology integration partner relationships including our current and new vulnerability assessment scanning partners;
     3. Establish relationships with system integration vendors and professional services firms; and
     4.   Provide leads for the sales staff.

The Citadel Business Development team is currently engaged in building strategic alliances related to marketing and licensing our software products. With Hercules we are seeking to work with companies which have technologies for scanning for vulnerabilities within a network structure. In 2002 we established relationships with several scanning technology companies including eEye Digital Security, Harris Corporation, and Qualys, Inc. We are engaged in ongoing talks with additional companies that have similar scanning solutions. By entering into strategic alliances with these companies, we seek to leverage their existing installed customer base to sell Hercules and broaden their opportunity to sell more scanners.

In addition to the leading scanning software companies, we will seek to enter into relationships with information technology consulting firms and the "Big Four" accounting firms specifically targeting those firms that are engaged in security assurance practices. We believe that the process used by these firms and the time to implement these processes can be dramatically reduced by using Hercules as a remediation tool.

The Business Development team manages system integrator and value added reseller relationships. While we sell our products primarily on a direct basis, we work with a limited number of resellers that administer government procurement contracts or have their business aligned with security products and practices.

Through alliances and marketing relationships, the Business Development team is constantly looking for ways to increase the number of leads that can be cultivated by the Citadel sales team. By working with the sales teams of the third parties that the Business Development team is working with, we believe that we can increase the revenue generated from Citadel products without adding significant cost, and provide qualified customer leads for our inside sales staff.

SALES AND MARKETING

Our technology is licensed, not sold, to our end user customers. The license grants the customer the right to use the software technology in return for a license fee. Each customer receives a license agreement stating the terms under which our software may be used. The license appears on a screen during the software installation process and a paper copy is included in the product documentation shipped to the customer. A customer may license our products for perpetual use or for limited terms under a subscription. In addition to technology licenses we offer one year renewable customer support agreements generally referred to as maintenance or post contract customer support agreements.

Even though our technology is not sold we refer to a sales organization and depend upon our sales representatives to sell licenses of our products to end users. The sales organization consists of experienced sales representatives that have been trained in the use of each of our products. As a general rule we hire individuals with prior technology selling experience so that we have an experienced sales representative available from the first day of employment. The sales representatives are supported by a team of software engineers who are responsible for doing demonstrations of the products to prospective customers and responding to the technical issues raised during the product evaluations done prior to the closing of the licensing process. Our sales representatives are assigned territories by geography or by industry. At December 31, 2002 we had sales representatives assigned to the healthcare, federal government and the state and local government vertical markets, as well as sales representatives assigned to geographic territories. Within these verticals, current and prospective customers are segregated by employee size focusing our most experienced sales consultants on the larger opportunities. In addition, our executive team is highly involved in the selling process.

Each sales representative is assigned a sales quota and receives incentive compensation based on achieving the assigned sales target, in addition to a base salary and benefits package. Higher commissions may be earned when a sales representative exceeds the sales quota. Special incentives may be offered from time-to-time to encourage the sales team to achieve specific sales goals.

In addition to our direct sales organization we work with a select group of systems integrators to attempt to extend that reach to more customers and maximize revenues. Hercules was designed to operate with several of the industry leading vulnerability assessment scanners and as such we leverage the marketing arrangements, both formal and informal, with our scanning partners to increase the marketing and licensing of Hercules into their established customer base. With respect to sales to federal and state government agencies, we have a contract with the General Services Administration for federal government agencies, we are authorized to sell under the Procurement of Computer Hardware and Software ("PCHS") contract for purchasing by the hospitals under the Department of Veteran Affairs, we are a Qualified Information Systems Vendor for Texas and we are listed on the California Multiple Award Schedules (CMAS) for sales to the state agencies in California.

Marketing and partnering efforts are targeted to provide qualified leads and leverage the opportunities presented by our vulnerability assessment partners. Lead generation sources include database mining of prospects and customers, partner opportunities, opt-in email, trade show events and conferences, and the Citadel web site. Our web site allows software downloads and tracking. Citadel may also participate in partner events and regional seminars. All leads are entered and tracked utilizing a web based customer relationship management system.

We believe that our direct selling model, coupled with targeted marketing activities and focused alliance efforts with vulnerability scanning providers and managed service providers, will enable Citadel to increase revenues. These efforts will provide the opportunity for increased market penetration without requiring significant additional sales and marketing resources.

COMPETITION

The security software industry is intensely competitive and rapidly changing.
We compete against large companies (such as Microsoft, Novell, Cisco, Computer Associates, Internet Security Systems, Network Associates, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. We also compete with a large number of small companies that offer security and administration software for networks and desktop PCs as a portion of their product line. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions. Many of our competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. Further, many competitors have established relationships with our customers and end users of our products. Our competitors could, in the future, introduce products with more features and lower prices than our product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with us.

CUSTOMERS AND PRODUCT LICENSING

We license our software products to corporations, government organizations and entities that need to reduce computing vulnerabilities and manage security and privacy policies within their computing environments. Our products are licensed for perpetual use on standalone computers, within a single network, or within a network of computers across single or multiple customer sites. Our license agreement restricts the use of the software to a single computer or designated network or site(s) and generally prohibits the reproduction, transfer, reverse engineering and disclosure of the program code. Our customers include, Washington Mutual Bank and hospitals under the Department of Veterans Affairs and numerous healthcare, education and corporate clients.

During the year ended December 31, 2002, revenue from hospitals under the Department of Veterans Affairs accounted for approximately 23% of total revenue and Washington Mutual Bank accounted for approximately 27% of total revenue. During the year ended December 31, 2001, revenue from the Washington Mutual Bank accounted for approximately 31% of total revenue. The Company does not depend upon any one customer or group of customers for a significant source of recurring revenue. We expect that in the future our customers will enter into annual renewal contracts for post sale customer support but no assurance is provided that this expectation will be met.

INTELLECTUAL PROPERTY RIGHTS

We regard some features of our software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We will seek to use copyright, trademarks, trade secret laws, confidentiality agreements and other measures if necessary to establish and protect our rights in our proprietary technology. Although we have filed a patent application with respect to some of our business applications and intellectual property rights related to our Hercules software, we do not have any patents or statutory copyrights on any of our proprietary technology which we believe to be material to our future success, and we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between our employees or third parties and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

There can be no assurance that we will not become the subject of claims of infringement with respect to intellectual property rights associated with our products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims.

EMPLOYEES

As of December 31, 2002, we had 38 employees, including 16 in sales, customer support and marketing, 16 in product development and technical support, and 6 in finance and administration. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our continuing ability to retain highly qualified technical and managerial personnel. Competition for such personnel with security technology skills is intense, and there can be no assurance that we can retain our key technical and managerial employees or that we can assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date. Except for the requirement of compliance with United States export controls relating to the export of high technology products, we are not subject to government approval procedures or other regulations for the licensing of our products. The nature of our business does not subject us to environmental laws in any material manner. As the United States and other governments address via legislation the growing requirements for increased security and privacy of data, particularly health, financial and personal information, new opportunities to license our existing and future products may arise.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this information statement. The following risks relate principally to the Distribution and Citadel's business. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a working capital deficiency. We used cash in operations of approximately $593,000 during the year ended December 31, 2002. We had a cash balance of approximately $13,000 at December 31, 2002 and current liabilities exceeded current assets by approximately $3,428,000 at that date. We had a stockholders' deficit of approximately $2,327,000 at December 31, 2002. We have been and continue to be dependent upon outside and related party financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. During the year ended December 31, 2002, substantially all of this financing was provided by related parties, although we closed a private placement subsequent to year end from accredited third party investors.

We expect to generate cash from the sale of our software and will incur costs relating to such operations that may result in a cash deficiency. We will also continue to incur expenses relating to corporate overhead and activities related to our software business and considering additional opportunities.

Achieving positive cash flow is currently highly dependent upon increasing sales of our products. We estimate we will need to raise additional capital to fund our business plan through the remainder of 2003 and substantially greater funds if amounts become due to settle contingent liabilities. We may be required to seek additional funds from related parties, including our directors and officers. Prior to the Distribution, Citadel was funded by CT Holdings, which obtained its funding on a short-term bridge basis from its Chief Executive Officer and directors. Following the Distribution, Citadel was funded by the Company's CEO, directors and shareholders of the Company primarily through issuance of notes payable. While Citadel may seek similar funding in the future, there can be no assurance that such financing will be available, or if available, on terms that we would be willing to accept.

In January 2003, the Company closed a private equity placement (the "January 2003 Financing") and received net proceeds of approximately $2,378,000 from the issuance of 3,275,000 shares of unregistered common stock and issued warrants to the investors for approximately 1,637,500 shares of common stock with an exercise price of $1.50 per share and warrants to the placement agent for 245,625 shares of common stock at an exercise price of $1.18 per share. If all of the warrants were exercised approximately $2,700,000 of additional cash proceeds would be available to the Company. The Company's primary cash flow strategy is to increase cash flow from the execution the operating plan which relies primarily upon the fees to be received from the licensing of Hercules. The January 2003 Financing coupled with management's forecast of revenue in 2003 is expected to provide sufficient working capital for the next twelve months. However should the Company not achieve its revenue forecast additional financing would be required.

We have received a report from our independent auditors for our fiscal year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and working capital deficiency.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although we have been successful raising capital in the past as part of CT Holdings and as a stand alone company, any inability to raise capital may require us to reduce the level of our operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to our business and results of operations.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN
GEOPOLITICAL ENVIRONMENT, AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Adverse economic conditions worldwide have contributed to a material slowdown in the software business and may continue to adversely impact our business, resulting in:

     - Reduced demand for our products as a result of a decrease in technology spending by our customers and potential customers;
     -    Increased price competition for our products; and
     -    Higher overhead costs as a percentage of revenues.

Terrorist and military actions may continue to put pressure on economic conditions. If the economic and market conditions in the United States do not improve, or deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR AS A RESULT OF OPTION EXERCISES

If future operations or acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Citadel Shares.

Citadel has granted options to purchase Citadel Shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase approximately 2,995,000 Citadel Shares were outstanding immediately following the Distribution, and Citadel has granted an additional 4,415,000 options since the Distribution. The issuance of Citadel Shares upon the exercise of these options may result in dilution to the Citadel stockholders.

CITADEL HAS VERY LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY

Although CT Holdings and its predecessors have operated as a reporting public company since 1994 and sold security software since 1996, Citadel has a very limited operating history as an independent public company after the Distribution in May 2002. Prior to the Distribution, since the businesses that comprise each of Citadel and CT Holdings were under one ultimate parent, they were able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Distribution, Citadel has relied solely on the security software business for such requirements. The security software business has operated at a loss in the past for CT Holdings and for Citadel following the Distribution, and there can be no assurance that such losses will not continue or increase. Additionally, Citadel's business relied prior to the Distribution on CT Holdings for various financial, administrative and managerial expertise in conducting its operations. Following the Distribution, Citadel has maintained its own credit and banking relationships and performed its own financial and investor relations functions. While a significant number of key employees of CT Holdings have been employed by Citadel following the Distribution, there can be no assurance that Citadel will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

CITADEL'S HISTORICAL FINANCIAL INFORMATION PRIOR TO THE DISTRIBUTION MAY BE OF LIMITED RELEVANCE

The financial statements of Citadel for periods prior to the Distribution include the accounts of the security software division of CT Holdings' operations and have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present Citadel's financial position, results of operations, and cash flows as derived from CT Holdings' historical financial statements. Certain CT Holdings assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of corporate amounts allocable to Citadel, using such factors as revenues, number of employees, and other relevant factors. In the opinion of Citadel's management, the allocations were made on a reasonable basis. Citadel's management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company.

The historical financial information for periods prior to the Distribution included in this Form 10-KSB does not reflect the results of operations, financial position and cash flows of Citadel in the future and only estimates the results of operations, financial position and cash flows of Citadel had it operated as a separate stand-alone entity during the periods presented. The financial information for periods prior to the Distribution included herein does not reflect any changes that have occurred and may occur in the funding and operations of Citadel as a result of the Distribution.


OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Form 10-KSB, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.


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


MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION

Members of the board of directors and management of Citadel own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the Distribution, two of the three initial directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

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

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. As part of CT Holdings, we completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

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

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS.

We currently offer products over the Internet, among other channels. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $20,000 has been recorded at December 31, 2002. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period.
In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2002 or 2001. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

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

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT.

The length of our product development and sales cycles has generally been greater than we originally expected. We are likely to experience delays in future product development or sales. These delays could have a material adverse affect on the amount and timing of future revenues.

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

OUR SOFTWARE MAY BE SUBJECT TO DEFECTS AND PRODUCT LIABILITY.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on our business, operating results and financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION.

While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our Web site, such viruses or other attacks could be created and deployed against our products or Web site in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our Web site from time to time. A hacker who penetrates our network or Web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

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

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED.

We have only recently assembled our management team, as part of the Distribution and changes in our operating structure. Some members of our management team have worked with each other in the past, although we cannot assess at this time the effectiveness of their working relationships and may be required to make changes in the management team to achieve our objectives.

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

In selling our products, we rely primarily on shrink wrap licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States.

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

CT Holdings is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the Distribution, CT Holdings or Citadel (1) was insolvent;
(2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, CT Holdings or Citadel would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures. See ITEM 3. LEGAL PROCEEDINGS.

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

SUBSTANTIAL SALES OF CITADEL SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CITADEL SHARES

CT Holdings distributed to CT Holdings' stockholders a total of approximately 14,387,000 Citadel Shares. Under the United States federal securities laws, substantially all of these shares may be resold immediately in the public market, except for (1) Citadel Shares held by affiliates of Citadel or (2) shares which are issued in respect of restricted shares of CT Holdings common stock. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of the security software business, and may sell their Citadel Shares. Citadel cannot predict whether stockholders will resell large numbers of Citadel Shares in the public market following the Distribution or how quickly they may resell these Citadel Shares. If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales of Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 13,700 square feet of general purpose office space at 8750 N. Central Expressway, Suite 100, Dallas, Texas 75231. The lease will expire on February 28, 2005. We believe that the office space currently under lease will be sufficient to meet the requirements of our operation for the foreseeable future. Office space of the nature required for our business is generally available in the Dallas/Fort Worth market at reasonable rates. We have plans to open sales offices in cities around the United States but there are no immediate plans to open offices outside the United States.

ITEM 3.  LEGAL PROCEEDINGS

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement (the "Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the Agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at December 31, 2002 and December 31, 2001.

Other than the lawsuit described above, we are not party to any material legal proceedings. Various legal claims are pending or may be instituted against CT Holdings. Because Citadel is a separate corporation which did not engage in the activities giving rise to these legal claims, Citadel's management believes the risk that Citadel's assets could be subject to these claims and liabilities (except for those claims and liabilities expressly assumed in the distribution agreement) is remote, although there can be no assurance that Citadel will not become subject to these claims and liabilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION

Prior to the Distribution on May 17, 2002 there was no public market for the Company's common stock. On May 20, 2002 the Company's stock began trading on the Over-The-Counter Bulletin Board (OTCBB) under the symbol CDSS. The following table sets forth, for the periods indicated, the high and low daily closing sale prices for the Common Stock. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                   HIGH    LOW
                                                   -----  -----
     YEAR ENDED DECEMBER 31, 2002
         2nd Quarter (began trading May 20, 2002). $1.22  $0.51
         3rd Quarter . . . . . . . . . . . . . . .  0.75   0.30
         4th Quarter . . . . . . . . . . . . . . .  1.15   0.28


At December 31, 2002 there were approximately 845 holders of record of the Company's outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. The Company has 1,000,000 shares of preferred stock authorized, none issued, which if issued could entitle the holders thereof to preferences as to payment of dividends and liquidation proceeds.

Sales of Unregistered Securities

In September 2002 the Company sold 200,000 unregistered shares of common stock for $2,000 in conjunction with entering into a $200,000 unsecured convertible note payable. In December 2002 the Company sold 50,000 unregistered shares of common stock for $500 in conjunction with entering into a $250,000 unsecured note payable. During December 2002 stock options were exercised for 488,333 unregistered shares of common stock for aggregate proceeds of approximately $61,000 in cash and $201,000 in the form of a note receivable which was collected in January 2003. The proceeds of these transactions were used for working capital purposes. In the fourth quarter of 2002, 130,000 shares of unregistered common stock were issued as payment for professional services in lieu of cash payments. These offerings were exempt from registration under 4(2) of the Securities Act.

In January 2003 the Company issued 3,275,000 shares of common stock to accredited investors in a private equity placement under the exemption from registration Rule 506 under the Securities Act for proceeds of $2,378,125 net of transaction costs and expenses including placement fees of $196,875 and an estimate of $50,000 for professional fees. In addition to the shares received, the investors received warrants to purchase 1,637,500 shares of common stock at $1.50 per share. The warrants expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share with the same expiration terms. If all the warrants were in-the-money and exercised approximately $2,700,000 of additional cash proceeds could be available to the Company. The Company has agreed to file a registration statement to register the shares issued in the private placement and the shares underlying the warrants.

Equity Compensation Plans

The 2002 Stock Incentive Plan went effective upon the completion of the Distribution. This Plan was adopted by the board of directors and approved by the shareholder of Citadel prior to the Distribution. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, directors, employees and consultants. A total of 1,500,000 shares of common stock were reserved for issuance under the terms of the 2002 Stock Incentive Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. We have granted 550,000 awards under the 2002 Stock Incentive Plan as of December 31, 2002. Options cancelled due to employee terminations amounted to 116,500 and were added back to the options available for future grants under the Plan. The options granted have a term of 10 years and except for 80,000 immediately exercisable options, all options vest over a period of three years. The underlying shares of common stock in the Plan have not been registered although the Company intends to register them.

The board of directors has also granted options outside of the 2002 Stock Incentive Plan. These options are not covered under a plan approved by the shareholders. Options have been granted to officers, directors, employees, shareholders and consultants to the Company. The options granted have a term of 10 years or less. There were 5,466,667 options outstanding at December 31, 2002 of which 4,650,412 are exercisable. The remaining options granted vest over a period of one to three years. Options to purchase 400,000 shares of common stock were issued to consultants for services. The underlying shares of common stock have not been registered although the Company intends to register them.

In November 2002 the Company entered into an agreement with an investment banker to provide financial services including capital raising services to the Company. Under the terms of the agreement the Company has agreed that for each month of the agreement, up to six months, will issue to the investment banker warrants to purchase 10,000 shares of common stock of the Company. The warrants will be issued at an exercise price equal to the closing price on the monthly anniversary date of the agreement. Warrants to purchase 20,000 shares of the Company's common stock at an average exercise price of $0.80 were outstanding at December 31, 2002.

                                            Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Number of
                                                                                                            securities
                                                                                                        remaining available
                                                                                                        for future issuance
                                                                                                           under equity
                                                                                                        compensation plans
                               Number of securities to be issued    Weighted-average exercise price         (excluding
                                  upon exercise of outstanding      of outstanding options, warrants   securities reflected
Plan category                     options, warrants ant rights                 and rights                 in column (a))
-----------------------------  ----------------------------------  ----------------------------------  ---------------------
                                              (a)                                 (b)                           (c)
Equity compensation plans
approved by security holders                433,500                               $0.54                      1,066,500

Equity compensation plans not
approved by security holders              5,486,667                               $0.33                              -

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). Prior to separation from CT Holdings, described below, our year end was the same as CT Holdings' year end, also December 31. The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

SEPARATION FROM CT HOLDINGS

In November 2001 the board of directors of CT Holdings approved a pro rata distribution to CT Holdings stockholders of 100% of the outstanding shares of common stock of Citadel Security Software Inc. (the "Distribution"), which until the distribution date on May 17, 2002 (the "Distributions Date"), was a wholly owned subsidiary of CT Holdings. On the Distribution Date 14,387,244 shares of Citadel common stock were distributed to CT Holdings stockholders as of May 6, 2002, the record date for the Distribution. Each CT Holdings stockholder received one Citadel share for every four CT Holdings shares held on that date. On May 20, 2002, Citadel common stock began trading on the OTC Bulletin Board under the symbol "CDSS".

Prior to the Distribution Citadel filed an information statement on Form 10-SB and amendments with the SEC. The filings are available via the EDGAR system on the SEC website, www.sec.gov, or through a link to the SEC website on Citadel's web site, www.citadel.com. The information statement that was filed with the SEC describes the distribution and provides important financial and other information about Citadel, including risk factors related to Citadel and the Distribution. CT Holdings began mailing the information statement to CT Holdings shareholders on May 6, 2002. Citadel was incorporated under the laws of the State of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. Citadel had no material assets or activities until the contribution of the security software business by CT Holdings to the Citadel corporate entity on the Distribution Date. After the Distribution, Citadel became an independent public company, with CT Holdings having no continuing ownership interest in Citadel.

Citadel's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to Citadel from CT Holdings in conjunction with the Distribution. The financial information included in this report on Form 10-KSB, however, is not necessarily indicative of what Citadel's results of operations or financial position would have been had it operated as an independent company during the periods presented prior to the Distribution Date, nor is it necessarily indicative of its future performance as an independent company.

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

In conjunction with the separation of the security software business from CT Holdings, Citadel entered into various agreements with CT Holdings that address the allocation of assets and liabilities, and that define Citadel's relationship with CT Holdings after the Distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, and a sublease agreement. The transition services agreement allows for a charge to CT Holdings of $20,000 per month for the payroll and benefits costs associated with the part time services of our CEO, CFO and accounting staff, shared office space and indirect overhead expenses. It is estimated that the CEO, CFO and accounting staff will spend 20% to 33% of their time on the business of CT Holdings. CT Holdings will bear the cost of all charges and activities directly identified to CT Holdings.

OUR BUSINESS

The security software business of Citadel was formed in 1996 through the acquisition of several technology businesses and was operated by the business incubator CT Holdings from 1996 through May 17, 2002. Following some additional technology acquisitions in 1999, portions of the technology businesses of CT Holdings were carved out and contributed to separate companies in which CT Holdings held an investment. In 2000, Citadel's security software business was reevaluated and refocused primarily on product development. Product sales were not heavily promoted during the year 2000 through the end of the year 2001. During 2000 and 2001 enhancements to Secure PC and NetOFF were released. In 2001 the Hercules development project began and as the release date approached business development and marketing activities were started. In late 2001 and early 2002 sales resources were added to begin building sales pipeline in anticipation of the March 2002 release of Hercules.

In May 2002, Citadel was spun out of CT Holdings as a standalone public company. Our strategy is to address the growing computer network security needs of business, government and other entities with the development, marketing and licensing of time saving and cost effective security software solutions that automatically remediate security vulnerabilities from a central point of control and manage security policies to secure the information infrastructure "inside the firewall". We operate in the security software business segment of the software industry.

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

Vulnerabilities fall into five classes: unnecessary services, mis-configurations, backdoors, insecure accounts and software defects. CERT/CC(R) identified 4,129 vulnerabilities in the year 2002. This is an increase of 69% over vulnerabilities identified in the year 2001. The number of vulnerabilities identified in the years 2000, 2001 and 2002 were 7,656 representing 92% of the total vulnerabilities identified by CERT/CC(R) since 1988. The statistics reported by CERT/CC(R), a registered trademark of Carnegie Mellon University's, Software Engineering Institute, may be found on the website www.cert.org. The number of vulnerabilities and incidents of attack are
------------
increasing at an accelerating rate. CERT/CC(R) reports further that the attacks are becoming increasingly sophisticated and occur more frequently. The task facing information technology ("IT") professionals is the process of discovering these vulnerabilities on their systems and then determining how and when to remedy them. We have positioned our company as a security solutions provider to allow organizations to proactively protect their networks from this growing number of security threats and incidents.

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

REVENUE RECOGNITION

Our revenue recognition policies are in compliance with Statement of Position
(SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." We recognize revenue from licensing of our products when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post sale customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), vulnerability remediation updates and software updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract.

Our products are typically sold standalone and are not bundled with professional services, training or other products and services. Should we group additional products or services together as an offering in the future, revenue would be allocated to the components based on vender specific objective evidence ("VSOE") and recognized based on the fair value of that component had each been sold separately. In determining VSOE, management considers several factors that include price lists, historical transactions with similar terms and conditions and the interpretation of the contractual agreement. If any of these factors are misinterpreted, the result could be an error in the amount or period of the revenue recognized.

In May 2002 we made our Hercules product available to our customers under a two-year subscription license in addition to a perpetual license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and remediation signature updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received.

The subscription license model offers customers under budget constraints the ability to license our product for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow as compared to the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. Since this is a new licensing model for us there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

Customers may obtain a license to our products through our website and telesales organization, and through promotions or reseller agreements with independent third parties. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly we record a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds, average invoice size and other known data as well as market and economic conditions. Software code is inherently subject to program coding errors commonly referred to as software "bugs." Changes in the estimates of product returns could occur should our software experience an unusually high number of bugs. While the product may perform substantially in accordance with written specifications management may decide to allow customers to return product or to incur costs to develop a software patch to replace the code causing the bug. While the returns of product have been minimal there can be no assurance that our historical returns are representative of the future.

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

We evaluate the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, we record a write-down to net realizable value on each product affected. Management's ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management's ability to successfully license its products to its customers. A change in one or more of these factors may influence management's estimates. Accordingly currently estimated net realizable values are subject to reductions resulting in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2002 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

OPERATIONAL HIGHLIGHTS OF 2002

Key operational highlights for the year ending December 31, 2002 include:

     - Hercules, an automated vulnerability remediation solution and our flagship product, was first released for commercial licensing in March 2002. The initial release was interoperable with scanners from Internet Security Systems, Microsoft and Nessus Consulting.

     -    Shipments of Hercules began in the second quarter of 2002.

     - In May 2002 we completed the spin-out of Citadel from its former parent company and began trading on the OTCBB under the symbol CDSS.

     - We entered into strategic relationships with eEye Digital Security Inc., Harris Corporation, and Qualys Inc. to build the interoperability of Hercules with their respective vulnerability scanning assessment solutions.

     - New updates to Hercules were released in the second, third and fourth quarters adding new features, reporting capabilities and interoperability with the vulnerability assessment products offered by our partners.

     - We began development of the next generation of Hercules in the fourth quarter of 2002 which is scheduled for release in 2003 and includes UNIX and Linux platform support, device grouping, enhanced remediation scheduling and enhanced reporting.

     - In the third quarter we entered into an agreement with PlanetGov Inc., a systems integrator servicing the U.S. Federal Government market, to offer our products to the Department of Veterans Affairs (VA) through the "Purchase of Computer Hardware and Software - 2" (PCHS-2) contract.

     - In the second quarter of 2002 we began efforts and negotiations with potential funding sources to raise capital for the Company. Our efforts bore fruit in January 2003 as we were successful in raising approximately $2,380,000 of net proceeds from the sale of 3,275,000 shares of common stock and warrants to purchase 1,883,125 shares in a private placement to accredited investors.

REVENUE

Revenue, net of provision for product returns, from all three of the our products for the year ended December 31, 2002 was $1,311,800 versus $580,039 for the year ended December 31, 2001, an increase of $731,761 or 126%. The increase in revenue is primarily due to an increase in the number of sales representatives and the availability of Hercules for shipment during the year ended December 31, 2002. Revenue from all three products grew in 2002 over 2001. During 2002 we grew our sales and marketing staff from 7 people at December 31, 2001 to 16 people at December 31, 2002.

                                               Year Ended December 31,
                                                   2002        2001
                                                -----------  --------
          Revenue from:
            License fees
               Hercules                         $  414,444   $      -
               SecurePC                            542,825    468,570
               NetOFF                              222,103     77,123
                                                -----------  --------
                                                 1,179,372    545,693
            Customer support contracts             134,521     18,845
            Other                                    7,940     15,501
                                                -----------  --------
                                                 1,321,833    580,039
          Provision for returns and allowances     (10,033)         -
                                                -----------  --------
                                                $1,311,800   $580,039
                                                ===========  ========

Shipments of Hercules since its initial release in March 2002 attributed $414,444 or 32% of total revenue during the year ended December 31, 2002. Revenue recognized from customer support contracts is recognized ratably over the length of the contract, generally one year, amounted to $134,521 and $18,845 for the years ended December 31, 2002 and 2001, respectively. Since June 2002 we have required all customers to enter into a separate customer support contract with the licensing of our products. This had the effect of increasing revenue from post sales customer support contracts in 2002 over 2001 as not all customers were required to enter into customer support contracts prior to June 2002. We expect that customer support revenue will increase in the future due to this policy as well as our forecast of growth in license fees, primarily due to Hercules, and we expect that our customers will renew their annual customer support contracts in future periods. However there can be no assurance that that our customers will do either. In addition, there is approximately $8,553 of services revenue recognized upon the completion of two custom development projects during the year ended December 31, 2002. Custom development services are not expected to be a significant component of future revenue.

The provision for product returns and allowances for the years ended December 31, 2002 amounted to $10,033. At December 31, 2001 no provision for returns and allowances was determined to be required. The provision for returns and allowances is an estimate based upon historical trends and the increase in the average invoice size in 2002. We do not expect product returns, if any, related to this 2002 revenue to exceed the estimated allowance of $10,033 at December 31, 2002 due to the nature of our licensing terms and product quality however, there can be no assurance that returns will not exceed the allowance. We do not ship product into distribution channels to hold as inventory-for-sale and therefore we have no exposure to distributor returns for overstocked inventory or distributor price adjustments

We focus our licensing efforts on industry segments including government, education, healthcare, financial institutions and corporations in all other industry segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services ("GLB"), Government Information Systems Reform Act ("GISRA") and Presidential Decision Directive 63 ("PDD-63") for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the years ended December 31, 2002 and 2001 was as follows:

                                            Year Ended December 31,
                                             2002            2001
                                        -------------  -------------
     Healthcare                                   36%             8%
     Education                                     8%            15%
     Financial institutions                       27%            33%
     Government                                    8%             8%
     All other, primarily corporations            21%            36%

Revenue from customers representing 10% or more of total revenue during the years ended December 31, 2002 and 2001, respectively, was as follows:

                                                    Year Ended December 31,
                                                      2002          2001        Industry Segment
                                                -------------  -------------  ----------------------
Washington Mutual Bank                                    27%            31%  Financial institutions

Veterans Administration Medical Centers
  of the Department of Veterans Affairs ("VA")            23%             3%        Healthcare

Of our total revenue approximately $333,350 was sold through resellers with the remainder from fees generated by our direct sales force. Of the fees received from resellers approximately $303,325 related to the product and support contracts sold through resellers authorized to sell to the VA under a federal procurement contract. Although the customers listed above represent a large portion of the 2002 revenue we do not rely on any one customer, group of customers or industry segment for a significant source of recurring revenue. There is no assurance that the distribution of revenue by industry segment is representative of future revenue projections and we expect that our revenue by industry segment could vary dramatically from period to period.

COSTS OF REVENUE

Costs associated with revenue generally consist of software amortization, customer support costs associated with customer support contracts and the costs of shipping our products. Total costs of revenue were $291,639 for the year ended December 31, 2002 versus $621,382 for the year ended December 31, 2001. Software amortization for the year ended December 31, 2002 was $119,590 and compares to $594,923 for the year ended December 31, 2001. The decrease in software amortization of $475,333 or 80% in 2002 from 2001 is directly attributable to lower amortizable balances of capitalized software during the year ended December 31, 2002 versus during the year ended December 31, 2001.
The lower amortizable balances were due in part to business conditions and factors considered at December 31, 2000, including minimal revenue forecasts for the then existing products and the decision at that time to refocus the Company's strategic direction around the development and release of Hercules.
We determined that the estimated useful lives of the then existing products should be shortened and we fully amortized the remaining capitalized software costs over the year ended December 31, 2001. The resulting change in estimate increased software amortization in the year ended December 31, 2001 by approximately $420,000. We expect that software amortization costs will increase in the future due to the increase in capitalization of software development costs, primarily due to an increase in the number of product development personnel, and the planned release of additional product features and functionality. The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at December 31, 2002 and 2001 indicated that the unamortized capitalized software balances at December 31, 2002 and 2001 did not exceed net realizable value and accordingly no write-off was required during the years ended December 31, 2002 or 2001.

Under our customer support agreements a customer receives telephone support and the right to receive software point releases and software patches. In addition to these services Hercules customers receive updates to the vulnerability remediation signatures via Internet access to our VFlash remediation signature database. In July 2002, we formalized our customer support organization with the assignment of personnel to the post sale customer support function and the implementation of a customer support call tracking system. The post sale customer support activities in periods prior to July 2002 were immaterial and generally not distinguishable from sales and marketing costs. Prior to July 2002 the costs to write the vulnerability remediation signatures was included in product development expense. The customer support costs for the year ended December 31, 2002 of $167,107 include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the team that writes the vulnerability remediation signatures and manages the signature database.

We encourage our customers to download their licensed software programs and related documentation directly from our website. In many cases a limited use evaluation copy is downloaded as part of the technical sales effort prior to the customer committing to license the product. Once the customer issues a purchase order for the license a permanent license key is provided for the quantity and time frame of use. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. Shipping costs for the year ended December 31, 2002 were $4,942 compared to $26,459 for the year ended December 31, 2001 a decrease of $21,517 or 81%. We expect that delivery and preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses of $3,306,257 for the year ended December 31, 2002 versus $1,610,922 for the year ended December 31, 2001, an increase of $1,695,335 or 105%. Of this increase approximately $1,286,000 is attributable to the compensation, commissions and employee benefits associated with the increase in the number of employees hired to execute our business strategy. New hires during 2002 include members of the management team including our chief financial officer, our vice president of sales and our vice president of marketing. At December 31, 2002 we employed sixteen (16) people in sales, marketing and business development, and six (6) people in finance, administration and general management including our CEO. This compares to seven (7) people in selling, general and administrative functions, and five (5) in finance, administration and general management at December 31, 2001. The reason for the growth in sales and marketing personnel is primarily due to the 2002 launch of the business around our flagship product, Hercules. In the second quarter of 2001 we began the execution of a market development strategy for the Hercules vulnerability remediation solution and hired business development personnel to begin building strategic third party relationships and in the third quarter of 2001 we hired marketing personnel to build brand awareness. In anticipation of the initial Hercules release in March 2002 we expanded our sales organization in the first and second quarters of 2002 to include the addition of experienced sales representatives and sales engineers. These initiatives have increased the number of employees and our operating expenses accordingly, including an increase in travel expenses of approximately $153,000. Professional fees related to consultants who provided strategic and tactical sales and marketing expertise to the Company in 2002 increased approximately $144,000 including approximately $63,000 of stock compensation expense for stock options and warrants issued to consultants for services. The remaining increase in selling and administrative expenses of approximately $112,000 is primarily due to the general increase in telephone, office supplies recruiting fees and other similar overhead expenses associated with the increase in personnel.

We are continuing to execute our business plan and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods causing an increase in the related compensation and benefits expenses. We do not anticipate a large increase in the number of administrative personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and engineering resources.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the year ended December 31, 2002 we incurred $285,105 of product development expense which is net of $597,034 of capitalized software development costs. During the year ended December 31, 2001 we incurred product development expenses of $118,432 net of $177,110 of capitalized software costs.

Capitalized software development costs and product development expense are expected to increase as we begin development of new versions releases of our products in the future. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At December 31, 2002 we employed twelve (12) people in development including our Chief Technology Officer. We plan to add development resources to our team as is necessary to execute the development project plan in the future.

DEPRECIATION EXPENSE

Depreciation expense for the year ended December 31, 2002 was $36,934, compared to $95,284 for the year ended December 31, 2001, representing a decrease of $58,350 or 61%. We attribute this decrease to lower depreciable balances of property, equipment and leasehold improvements. In September 2002 we entered into commitments for approximately $400,000 to acquire computer software and equipment. The assets acquired are being depreciated over an estimated useful life of three years and began depreciating in the fourth quarter of 2002. The addition of software and equipment to support our operating plan for the next twelve months is expected to increase depreciation expense accordingly in future periods.

INTEREST EXPENSE

Interest expense of $107,796 during the year ended December 31, 2002, including $62,583 of amortization of debt discounts and $8,680 of expense related to the fair value of stock options issued to a note holder, relates directly to the borrowings on notes payable that were entered into to fund our operations following the Distribution on May 17, 2002. There was no interest expense for the year ended December 31, 2001.

OTHER INCOME

Other income of $369,036 represents the write-off of old accounts payable balances relating to years prior to 2001. We wrote off these accounts payable balances as we no longer believe that they represent liabilities of the company. These amounts were written off primarily because the vendor is no longer in business or we have not had any communication with the vendor in several years.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at December 31, 2002 were $12,829. The net cash used in operating activities of $592,716 for the year ended December 31, 2002 is principally a result of the net loss of $2,346,895 partially offset by changes in operating assets and liabilities of $1,374,214 plus net non-cash charges of $379,965 primarily consisting of depreciation and amortization of $156,524, amortization of debt discount of $62,583 and $140,858 of stock compensation expense for the fair value of stock and stock options issued for payment of professional services. The increase in accounts receivable of $162,443 is directly attributable to the increase in revenue during the year ended December 31, 2002. Operating liabilities before deferred revenue have increased $1,362,551, primarily due to the growth of accounts payable, payroll tax obligations and accrued compensation related to commissions, vacation liabilities and other incentives recorded at December 31, 2002. The increase is primarily due to a lack of appropriate levels of cash to settle these liabilities in a timely manner. In addition, deferred revenue increased $150,193 due to a higher value and volume of post sale customer support contracts in force at December 31, 2002 than at December 31, 2001. Current liabilities including notes payable will increase in the future until the Company raises sufficient capital either through increased cash flow from operations or a capital financing to settle these amounts. For the year ended December 31, 2001 the net cash used in operating activities of $703,774 is principally a result of the net loss of $1,865,981, partially offset by non-cash charges of $670,851 primarily for depreciation and amortization expenses and a net increase in operating assets and liabilities of $491,356 primarily related to the increase in the payroll tax obligation or $245,385 and increases in accounts payable and accrued expenses of $56,972 and accrued compensation of $78,037.

Cash flows used by investing activities were $1,023,423 representing $426,386 purchases of computer equipment and internal use software to support the increase in employees and our technology infrastructure and $597,034 of additions to capitalized software development costs related to the development projects completed or in process at December 31, 2002. During the year ended December 31, 2001 we incurred $44,232 in expenditures for property and equipment and $177,110 for capitalized software development costs. Expenditures for computer equipment and our information technology infrastructure will likely increase in future periods as we add personnel and continue to execute our business plan. In addition, our development plans include new releases of features and functionality in our products therefore it is likely that there will be an increase in the amount of capitalized software development costs in future periods.

Cash flows provided by financing activities were $1,553,938 for the year ended December 31, 2002. We have financed our operations since the Distribution primarily through notes to and advances from related parties of $1,262,441, notes to shareholders of $450,000, a note to an unrelated third party of $40,000 and the exercise of stock options for $60,266. During the year we made payments to related parties for the notes and advances of $420,900 and $40,000 for a note to an unrelated third party. At December 31, 2002 there were notes payable to shareholders parties for $450,000 before unamortized debt discounts. Subsequent to year end we repaid $225,000 of the notes to shareholders from the proceeds of a private equity financing discussed below.

Notes and advances to related parties at December 31, 2002 totaled $841,541. During the first quarter of 2003, approximately $550,000 of the notes and advances from related parties were repaid in cash and $250,000 plus accrued interest of approximately $26,000 was used to exercise stock options for 862,500 shares of common stock. Financing activities prior to the Distribution consisted of a net contribution of approximately $200,000 from our former parent company CT Holdings. Financing activity in the year ended December 31, 2001 consisted of a net contribution of $1,059,939 from the former parent company offset by a $70,924 payment on notes payable.

As a result of the aforementioned factors, cash and cash equivalents decreased by $62,201 for the year ended December 31, 2002, versus an increase of $63,899 for the year ended December 31, 2001.

Liquidity

We have received a report from our independent certified public accountants for our fiscal year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our historical negative cash flow and the uncertainty of access to additional capital to fund the operations for at least the next 12 months.

During the year 2000 and through the third quarter of 2001 our business strategy was focused on product development and limited marketing activities for our Secure PC and NetOFF products. Since the fourth quarter of 2001 we have been executing the business development and market awareness phase of our strategy while increasing our sales staff. Since the release of Hercules version 1.0 in March 2002 and through the year ended December 31, 2002 we have been actively executing its sales strategy of building sales pipeline, product demonstrations, customer pilots and licensing of Hercules, Secure PC and NetOFF. The result of this strategy has been a planned increase in costs and expenses in advance of the expected increase in revenue and positive cash flow. We continue to incur operating losses, negative cash flow from operations and at December 31, 2002 have a cash balance of $12,829, a significant deficiency in working capital of approximately $3,428,000 and a significant stockholders' deficit of approximately $2,327,000.

We are addressing the liquidity situation through the execution of our operating plan and the identification of financing alternatives. In March 2002 we released Hercules and built our operating plan around the licensing of Hercules to large enterprises and government agencies. In January 2003 we issued 3,275,000 shares of common stock to accredited investors in a private equity placement for proceeds of approximately $2,378,000, net of transaction costs and expenses including placement fees of $196,875 and an estimate of $50,000 for professional fees. In addition to the shares received, the investors received warrants to purchase 1,637,500 shares of common stock at $1.50 per share. The warrants expire in three years and may be terminated by us, at our option, when the closing market price of our common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share with the same expiration terms but without a forced conversion option. If all the warrants were exercised approximately $2,700,000 of additional cash proceeds would be available to us. We have agreed to file a registration statement to register the shares issued in the private placement and the shares underlying the warrants. The proceeds of the private placement are to be used to fund operations and reduce liabilities.

Our strategy to increase cash flow from the execution of our operating plan relies heavily upon the fees to be received from the licensing of its products, largely from Hercules. Our success is dependent upon the continuing need for organizations to secure their networks, whether because of mandates such as HIPAA, GLB, GISRA and PDD-63, or as a result of a known or threatened of cyberattack. It is also largely dependent upon customer acceptance of Hercules and our ability to continue to meet the security requirements of our customers. In addition, the worsening economy and the war with Iraq may slow capital spending for technology including our products. These factors are not predictable and are generally outside of our control. As a result, there can be no assurance that we will be successful should one or all of these factors affect us unfavorably. If the timing of revenue and the related cash collections are delayed three to six months from the timing of revenue and cash collections in our operating plan then, an additional $1.5 million to $2.5 million in funds may be needed to fund the operations for the next twelve months.

There can be no assurance that our execution of our operating plan and financing strategies will be successful or that other actions may become necessary in order to raise capital. Although we have been successful raising capital in the past, any inability to raise capital may require us to sell assets or reduce the level of our operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the our business and results of operations.

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2002 and 2001 are found following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On March 7, 2003 we filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's independent public accountants.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

BOARD OF DIRECTORS

The following sets forth the names of our directors at December 31, 2002, their principal occupations and the year in which each current Director of Citadel initially joined the Board of Directors and the year in which their term as director expires.

                                                                                    DIRECTOR   TERM
NAME                            AGE              POSITION WITH COMPANY               SINCE    EXPIRES
------------------------------  ---  ---------------------------------------------  --------  -------
Steven B.  Solomon               38  President, Chief Executive Officer, Secretary      1996     2004

Major General (Ret) John Leide   65  Director                                           2001     2003

Chris A. Economou                47  Director                                           2001     2003

STEVEN B. SOLOMON has served as a director and the President and Chief Executive Officer of Citadel since its formation in December 1996, as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.

MAJOR GENERAL (RET.) JOHN LEIDE has served as a director of Citadel since December 2001. Mr. Leide serves presently as President of Appenine Associates Ltd., an international defense and security services company that consults with government intelligence and operational agencies, on strategic and security matters. He previously served as Executive Vice President of Avenue Technologies of Alexandria, Virginia from 1997 to 1999. Upon retirement from the U.S. Army in 1995, General Leide was the President of Global Information Technologies strategic business unit with Electronic Data Systems (EDS) until 1997 when he joined Avenue Technologies. General Leide also serves as a Senior Executive Advisor to General Dynamics Land Systems and Senior Consultant to various Washington-based governmental and business organizations. His long and distinguished military career includes service to the country in security and intelligence matters for more than 30 years. Among his recent assignments, General Leide performed duties as Director of Intelligence, J-2, United States Central Command, and served as chief of intelligence in the Gulf War for General Schwarzkopf throughout Operations Desert Shield and Desert Storm. In his last military position before retiring as an Army Major General in August 1995, General Leide was Director, National Military Intelligence Collection Center (NMICC); Director, Central MASINT (Measurements and Signatures) Office:
Director, Defense Human Intelligence Service (DHS), for the Department of
Defense.

CHRIS A. ECONOMOU has served as a director of Citadel since November 2001 and as a director of CT Holdings since February 1996, and as a director of LoneStar Hospitality Corp. from June 1993 until its merger with CT Holdings. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1981. Mr. Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000.

Classified Board of Directors

The current directors are divided into three classes with staggered three-year terms. As a result, a portion of our board of directors will be elected each year. The division of the three classes, the initial directors and their respective election dates are as follows:

- the class 1 director is Chris A. Economou, and his term will expire at the next annual meeting of stockholders;

- the class 2 director is Major General (Ret.) John Leide, and his term expires at the 2003 annual meeting of stockholders; and

- the class 3 director is Steven B. Solomon and his term will expire at the 2004 annual meeting of stockholders.

In October 2002 Mr. Lawrence Lacerte and Mr. Philip Romano resigned as directors of the Company for personal reasons unrelated to Company matters. Both remain shareholders in the Company.

At each annual meeting of stockholders, a class of directors will be elected to serve for a three-year term to succeed the directors of the same class whose terms are then expiring. Only our board of directors may change the authorized number of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of our company.

Committees of the Board of Directors

Citadel's board of directors established several standing committees to assist in the discharge of its responsibilities. These committees include an audit committee composed exclusively of the outside directors, Mr. Economou and General Leide, an executive committee and a compensation committee. The executive committee acts in place of the full board in matters delegated to it to the extent permitted under Delaware law. Messrs. Solomon and Economou serve as members of the executive committee. Citadel's board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Delaware law and Citadel's bylaws.

Directors' Compensation

Citadel reviews its compensation arrangements for directors from time to time and may alter these arrangements. Directors will receive no cash compensation for services as a director or as a member of a committee of Citadel's board. Citadel will reimburse each director for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

We may, in our discretion, grant stock options and other equity awards to our non-employee directors under our equity incentive plan. Our outside directors hold options to purchase an aggregate of 125,000 shares of our common stock at a weighted average exercise price per share of $0.32. Options held by these directors were granted at the fair market value of our common stock as of the date of grant as determined by our board of directors.

EXECUTIVE OFFICERS

Listed below is certain information concerning individuals who serve as executive officers of Citadel.

NAME                AGE              POSITION WITH CITADEL              EMPLOYED SINCE
------------------  ---  ---------------------------------------------  --------------
Steven B.  Solomon   38  President, Chief Executive Officer, Secretary       1996

Richard Connelly     51  Chief Financial Officer                             2002

Carl Banzhof         37  Chief Technology Officer                            1996

David Harris         41  Chief Strategy Officer                              2003

Greg Duke            42  Vice President Sales                                2003

Richard Speyer       50  Executive Vice President Business Development       2001

Jack Doxey           36  Executive Vice President Marketing                  2002

STEVEN B. SOLOMON has served as the President and Chief Executive Officer of Citadel Security since its formation in December 1996, as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Since May 5, 2000 Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.

RICHARD CONNELLY joined the Company in March 2002 and serves as Chief Financial Officer. Mr. Connelly also serves as Chief Financial Officer of CT Holdings. Mr. Connelly brings 27 years of financial management experience to the Company initially serving as a financial consultant to Citadel and CT Holdings from January 2002 until March 2002. Prior to this, he served as Chief Financial Officer for several venture funded technology companies, including from February 2001 until December 2001 at ASSET InterTech, Inc., a boundary scan software tool developer; from September 1998 through November 2000 at JusticeLink, Inc., an ecommerce legal services provider; and from April 1997 through July 1998 at AnswerSoft, Inc., a developer of computer telephony software. From February 1987 through March 1997, Mr. Connelly served in various financial management capacities at Sterling Software Inc., an enterprise software development company, including Vice President Corporate Controller, Vice President Treasurer and Group Vice President Finance & Administration of Sterling's Systems Management Group.

CARL E. BANZHOF has served as Chief Technology Officer of the Company since November 2001 and of CT Holdings since July 1997, prior to which he served as Vice President - Development of Network Products since joining CT Holdings in February 1996. Mr. Banzhof has more than 17 years of experience in the software industry, including designing, developing and marketing software products, building software development teams and organizations and managing products in network management and PC desktop markets. He was the founding partner and Vice President of Software Engineering from 1992 to 1995 of Circuit Masters Software, Inc., a software company which developed and marketed network management utilities for Novell NetWare environments, and was acquired by CT Holdings in February 1996. During his career, Mr. Banzhof has held various technology positions with other companies including Fluor Daniel Engineers where he was responsible for network infrastructure, and software development on numerous projects. Mr. Banzhof currently sits on the board of OVAL, an industry consortium developing a common language for security experts to discuss and agree upon technical details about how to check for the presence of vulnerabilities on computer systems.

DAVID HARRIS joined the Company in February 2003 as Chief Strategy Officer. Mr. Harris has 21 years of experience in sales, marketing and management roles at information technology and data security companies. Prior to joining the Company Mr. Harris was Founder, Chairman and Chief Executive Officer of Complysec an IT Security and Privacy services company. From June 2000 to January 2001 he held the position of Vice President Business Development at e-Security, Inc. a provider of security event management software. While at Internet Security Systems, Inc. from December 1996 to June 2000, Mr. Harris was responsible for the managing the sales, marketing, field engineering and professional services activities.

GREG DUKE joined the Company as Vice President of Sales in January 2003. Mr. Duke has 22 years of experience with information technology companies and most recently served as President of Duke and Associates Corporation a provider of sales and business development outsourcing services from August 2001 until joining Citadel. From September 2000 to July 2001 Mr. Duke was Vice President of Sales and Business Development for Cotelligent, Incorporated an information technology consulting company. Mr. Duke held senior management positions at Computer Associates International from December 1998 until August 2000, including Senior Divisional Vice President of Application Information Management Services and Senior Vice President and General Manager for the Western US consulting services business. From July 1995 until December 1998 Mr. Duke held various sales and marketing management positions at IBM Corporation.

RICHARD SPEYER has served as Executive Vice President of Business Development for Citadel since May 2001. Prior to joining Citadel, Mr. Speyer served as EVP of Business Development of Parago, Inc. from June 2000 to May 2001. Prior to joining Parago, Mr. Speyer worked for Compaq where he was responsible for a billion dollar P&L managing the business development and partnership activities for SAP, from 1993 to 1995 and from 1997 to 2000. Mr. Speyer held similar positions at Novell from 1995 to 1997, where he managed the activities of licensing complementary software and hardware for the NetWare operating system. In addition, he was involved in defining the initial specifications and licensing terms for Novell's High Availability clustering solutions. Mr. Speyer brings more than 21 years of experience in the computer industry to Citadel. Eight of those years he served as CEO and Executive Vice President of Sales and Marketing for CPU Corporation, a distributor of networking products.

JACK DOXEY joined Citadel in August 2002, as the Executive Vice President of Marketing. Mr. Doxey has thirteen years experience in software sales and marketing including the retail and VAR distribution channels. Prior to joining Citadel, Mr. Doxey served as Vice President of Partners and Alliances for Parago, Inc. from August 1999 to August 2002. From October 1997 to August 1999 Mr. Doxey served as Vice President of Marketing for CT Holdings Inc., a technology incubator. From November 1996 until October 1997, he served as Vice President of Sales and Marketing for Visual Applications, a privately held software manufacturer based in Kansas City, MO. From March 1995 until November 1996, Mr. Doxey served as an independent sales and marketing consultant to software and hardware manufacturers including: Attachmate Corporation, MicroHelp, Eicon Technology Corporation, Penumbra Group, and smaller start-up manufacturers. From September 1994 until March 1995, he helped found MindShare Associates, an out-sourced marketing company for software and hardware manufacturers, where he served as Vice President.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the annual and long-term compensation for services to Citadel for Citadel's chief executive officer and the other most highly compensated officers of Citadel who are executive officers of Citadel (the Named Executive Officers) during the periods presented. Such amounts do not necessarily reflect the compensation such persons will receive in the future. Following the Distribution all the executive officers of the Company were compensated by Citadel. Prior to the Distribution all executive officers, except Mr. Doxey, were compensated by CT Holdings from the date of their employment. Compensation for Messrs. Solomon and Banzhof is presented for all three reporting periods because they were employed by CT Holdings prior to the Distribution for all of those periods. Compensation for Messrs. Connelly, Doxey and Speyer are presented from their respective dates of employment by either CT Holdings or Citadel.

                                               SUMMARY COMPENSATION TABLE
                                                                                        LONG-TERM
                                                    ANNUAL COMPENSATION                COMPENSATION
                                          ------------------------------------------  ---------------
                                                                         OTHER          SECURITIES
                                                                        ANNUAL          UNDERLYING         ALL OTHER
                            PERIOD ENDED  SALARY ($)   BONUS ($)   COMPENSATION ($)     OPTIONS (#)    COMPENSATION ($)
                            ------------  -----------  ----------  -----------------  ---------------  -----------------
Steven B.  Solomon               12/2002  $   200,000  $  150,000  $               0  4,750,000 ( 1 )  $    48,887 ( 3 )
  Chief Executive Officer        12/2001      200,000     150,000                  0  2,750,000 ( 2 )       17,548 ( 4 )
                                 12/2000      140,000     120,500                  0                0       12,619 ( 5 )

Richard Connelly                 12/2002  $   118,750  $        0  $               0          425,000  $    36,516 ( 6 )
  Chief Financial Officer

Carl Banzhof                     12/2002  $   115,000  $    8,500  $               0          225,000  $    10,051 ( 7 )
  Chief Technology Officer       12/2001      115,000           0                  0           50,000
                                 12/2000       95,833           0                  0

Richard Speyer                   12/2002  $   150,000  $        0  $               0          150,000  $    10,051 ( 7 )
  Executive Vice President       12/2001       97,789                              0                         3,493 ( 7 )
    Business Development

Jack Doxey                       12/2002  $    52,885  $        0  $               0          175,000  $        54 ( 7 )
  Executive Vice President
    Marketing

(1) Includes options to purchase 3,250,000 shares of Citadel common stock and a conversion right to exchange shares in Parago, Inc. for 1,500,000 shares of Citadel common stock.

(2) Includes options to purchase 1,250,000 shares of Citadel common stock and a conversion right to exchange shares in Parago, Inc. for 1,500,000 shares of Citadel common stock.

(3) Includes a payment of $28,077 for unused vacation, a car allowance of $11,400, and payments for life, health and disability insurance premiums.

(4) Includes a car allowance of $11,400 plus $6,048 for payments of life insurance premiums.

(5) Includes a car allowance of $11,400 plus payments of life insurance premiums.

(6) Includes $25,000 in cash payments plus $7,273 paid with 25,000 pre Distribution shares of CT Holdings common stock in lieu of cash for consulting services performed prior to employment as CFO for Citadel plus payments of life, health and disability insurance premiums.

(7)  Includes payments of life, health and/or disability insurance premiums.

Our Board of Directors makes determinations regarding salary levels and bonus opportunities for our executive officers, and performs all other compensation related functions. Members of the Board of Directors do not receive cash compensation for their service.

Our compensation policy reflects a commitment to an executive compensation plan, which enables us to attract, retain and motivate highly qualified management professionals. Our compensation philosophy is to directly align executive compensation with the financial performance of the organization. We believe that the relationship between executive compensation and our performance will create benefit for all shareholders.

The executive compensation program has been developed by the Board using various factors which include historical earnings, review of industry competition executive compensation plans, and consultation with compensation experts. The key elements of the executive compensation program are base salary, annual incentive bonus and stock options.

The Board reviews and approves each element of our executive compensation program and periodically assesses the effectiveness of the program as a whole. This program covers the Chief Executive Officer, the other named executive officers and all other executive officers. Specifically, the Board approves the salaries of all executive officers, the grants of stock options, and the provision of any special benefits or perquisites to executive officers.

The base salary program is intended to provide base salary levels that are externally competitive and internally equitable, and to reflect each individual's sustained performance and cumulative contribution. Each executive officer's individual performance is reviewed to arrive at merit increase determinations. These merit increases are then reviewed within the context of the total merit increase budget to determine reasonableness.

The option grants are designed to reward executive officers and other key employees directly for appreciation in the long-term price of our stock. The plan directly links the compensation of executive officers to gains by the shareholders and encourages executive officers to adopt a strong stakeholder orientation in their work. The option grants also places what can be a significant element of compensation at risk because the options have no value unless there is appreciation over time in the value of our stock.

With the understanding that the value (if any) of stock options is based on future performance, we base stock option grants on levels of expected value for long-term incentive grants among other companies and other comparable corporate employers. The Board periodically reviews the practices, grant levels and grant values of other companies to ensure the plan continues to meet our objectives.

Miscellaneous benefits offered to executive officers are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability, or death. Benefits offered to executive officers are largely the same as those offered to the general employee population.

The Board believes the executive compensation program is adequate to accomplish the program's goals of attracting, retaining, and motivating highly qualified management professionals. The Board believes the executive compensation program is fair to both the executive officers and Citadel Security Software.

EMPLOYMENT AGREEMENTS

We have entered into an employment agreement with Mr. Solomon, our Chief Executive Officer. The annual base salary payable to Mr. Solomon was $200,000 as of January 2002, and the employment agreement provides for an annual bonus of $150,000. The employment agreement has an initial term of five years and is renewable for one year terms following the initial term unless terminated. If Mr. Solomon is terminated for any reason other than for cause, he is entitled to a severance payment equal to three times his base salary and up to three times his bonus.


STOCK OPTIONS GRANTED DURING 2002

The following table sets forth each grant of stock options during 2002 to each of the Named Officers. No stock appreciation rights were granted during the fiscal year. Each of the options has a ten-year term, subject to earlier termination in the event the holder ceases providing services to us.

The percentage numbers are based on an aggregate of 3,670,000 options granted to our employees during 2002, including officers. The exercise price was equal to the fair market value of our common stock as valued on the OTCBB or, if prior to the Distribution, by the board of directors on the date of grant. The exercise price may be paid in cash or in shares of our common stock valued at fair market value on the exercise date. We may also finance the option exercise by accepting a full recourse note from the optionee, except officers and directors prohibited under the Sarbanes-Oxley Act of 2002, equal to the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

                                   INDIVIDUAL GRANTS
                   ---------------------------------------------------------------
                        NUMBER OF           PERCENT OF
                       SECURITIES         TOTAL OPTIONS      EXERCISE
                   UNDERLYING OPTIONS       GRANTED TO        PRICE     EXPIRATION
NAME                     GRANTED        EMPLOYEES IN 2002     ($/SH)       DATE
-----------------  -------------------  ------------------  ----------  ----------
Steven B. Solomon        2,000,000 (1)               54.5%  $     0.34  11/05/2012

Richard Connelly           275,000 (2)                7.5%        0.32  03/16/2012
                           150,000 (3)                4.1%        0.34  11/05/2012

Carl Banzhof               175,000 (2)                4.8%        0.32  03/15/2012

Richard Speyer             100,000 (2)                2.7%        0.32  03/15/2012

Jack Doxey                 175,000 (2)                4.8%        0.34  11/05/2012

     (1)  All options are immediately exercisable
     (2) Options become exercisable quarterly in equal amounts over three years from grant date
     (3) Options become exercisable in equal amounts quarterly over one year from grant date

OPTION EXERCISES DURING 2002 AND YEAR-END OPTION VALUES

The following table reports information regarding stock option exercises during fiscal 2002 and outstanding stock options held at the end of fiscal 2002 by our named executive officers.

                                                NUMBER OF              VALUE OF
                                                SECURITIES           UNEXERCISED
                                                UNDERLYING           IN-THE-MONEY
                                           UNEXERCISED OPTIONS         OPTIONS
                     SHARES                  AT FISCAL YEAR-       AT FISCAL YEAR-
                   ACQUIRED ON    VALUE      END(EXERCISABLE/      END(EXERCISABLE/
NAME                EXERCISE    REALIZED      UNEXERCISABLE)      UNEXERCISABLE)(2)
-----------------  -----------  ---------  --------------------  --------------------
Steven B. Solomon        0         $0        3,250,000 / 0  (1)  $     3,640,000 / $0

Richard Connelly         0         $0         68,748 / 406,252   $  76,998 / $455,002

Carl Banzhof             0         $0         93,749 / 131,251   $ 104,999 / $147,001

Richard Speyer           0         $0         41,663 / 108,337   $  46,663 / $121,337

Jack Doxey               0         $0         14,583 / 160,417   $  16,333 / $179,667

     (1) Does not include an immediately exercisable exchange right for 1,500,000 shares of common stock
     (2) Based on closing market price of $1.12 per share on the OTCBB on December 31, 2002

2002 STOCK INCENTIVE PLAN

The board of directors adopted the 2002 Stock Incentive Plan effective upon the completion of the Distribution. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.

A total of 1,500,000 shares of common stock were reserved for issuance under the terms of the 2002 Stock Incentive Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. We have granted 550,000 awards under the 2002 Stock Incentive Plan as of December 31, 2002.

Option Grants

The 2002 Stock Incentive Plan permits the granting of incentive stock options, as defined by the Internal Revenue Code, and nonqualified stock options. Incentive stock options may only be granted to our employees. The term of any stock option is set by the Board or committee, but cannot exceed ten years in the case of incentive stock options. Stock options become exercisable, in full or in installments, for shares of common stock at the time determined by the Board or committee, but generally a stock option will not be exercisable prior to three months from the date of the grant of a stock option. The exercise price per share of stock options is determined by the Board or committee at the time of grant, but must be equal to 100% of the fair market value of our common stock on the date of grant.

Stock Appreciation Rights

Stock appreciation rights may be granted in conjunction with nonqualified stock options granted under the 2002 Stock Incentive Plan to our officers, employees and consultants. Stock appreciation rights may only be exercised at such time and to the extent the underlying options are exercisable. These stock appreciation rights entitle the holder, upon exercise of the stock appreciation right, to receive an amount in any combination, of cash or our unrestricted common stock equal in value to the excess of the fair market value on the date of exercise of the stock appreciation rights of one share of our common stock over the exercise price per share of the connected stock option multiplied by the number of shares for which the stock appreciation right is exercised. Each stock appreciation right will terminate upon the termination of the related option.

Restricted Stock Awards

The Board or committee may also award non-transferable restricted shares of our common stock to our officers and key employees. Such restricted shares will be subject to such conditions and restrictions as the Board or committee may determine. The Board or committee will determine to whom restricted shares will be granted, the number of shares to be awarded, the price, if any, to be paid by the recipient, the times within which such awards may be subject to forfeiture and all other conditions of the award. During the restriction period set by the Board or committee, the recipient may not sell, transfer, pledge or assign restricted shares awarded to the recipient under the 2002 Stock Incentive Plan. If a recipient of restricted stock terminates employment for any reason other than death, disability or retirement prior to the end of the restriction period determined by the Board or committee, the participant will forfeit all shares still subject to restriction in exchange for the amount, if any, that the participant paid for them.

Deferred Stock Awards

Deferred stock awards may be made under the 2002 Stock Incentive Plan by the Board or committee to any of our officers, key employees and consultants it determines. These awards entitle the recipient to receive unrestricted shares without any payment in cash or property in one or more installments at a future date or dates, as determined by the Board or committee. Each deferred stock award will be confirmed by and subject to the terms of a deferred stock award agreement executed by us and the recipient and may generally not be sold, assigned, transferred, pledged or otherwise encumbered during the period specified by the Board or committee. Receipt of deferred stock may be conditioned on such matters as the Board or committee may determine, including continued employment or attainment of performance goals. All rights under a deferred stock award will generally terminate upon the participant's termination of employment prior to the receipt of unrestricted shares.

Executive Compensation Conversion Stock Options

Under the 2002 Stock Incentive Plan, each year the Chairman of the Board of Directors or the Board or committee will designate those executives eligible to convert salary and bonus to stock options for the next year. These eligible executives may then, prior to the beginning of the next calendar year, elect to convert up to 25% of their next year's salary and 25% of their next year's bonus (in either 5% or $10,000 increments) into stock options under the plan. On the last day of each calendar year, the total amount of salary, bonus and compensation an eligible executive elected to convert into stock options for that calendar year will be converted into stock options. The number of shares of common stock subject to stock options that are converted from salary, bonus or compensation will be the total dollar amount an eligible executive has elected to convert into stock options divided by the per share value of a stock option on the last day of that year, as determined by the Board or committee using any recognized option valuation model it selects. Options converted from salary, bonus or compensation are generally exercisable, cumulatively, as to 10% commencing on each of the first through tenth anniversaries of the day the option is converted.

The exercise price per share of common stock under stock options obtained by conversion of salary, bonus or compensation will, at the election of the holder of the option prior to the year for which the option is converted from salary, bonus or cash, be either 100% of the fair market value on the last day of the year when the option is obtained or a lesser percentage determined by the Board or committee from time to time, but not less than 75% of the fair market value on the last day of the year when the option is obtained.

Change of Control

The 2002 Stock Incentive Plan provides that in the event of a change of control of Citadel Security, unless otherwise determined by the Board or committee prior to the change of control, and, to the extent expressly provided by the Board or committee, in the event of a potential change of control, the following will occur:

- Any stock appreciation rights and any stock options that are not previously exercisable and vested will become fully exercisable and vested;

- The restrictions and deferral limitations on restricted stock and deferred stock awards will lapse and these shares and awards will become fully vested; and

- The value of all outstanding stock options, stock appreciation rights, restricted stock and deferred stock awards will, to the extent determined by the Board or committee, be settled on the basis of the change of control price as of the date the change of control occurs.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 2003, there were issued and outstanding approximately 20,068,077 shares of Common Stock. There is no other class of voting security of Citadel issued or outstanding. The following table sets forth the number of shares of Common Stock beneficially owned as of March 21, 2003 by (i) each person known to the Company to own more than 5% of the Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable within 60 days after March 21, 2003 are included as beneficially owned by the option holder or warrant holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

                                                          Approximate
                                             Number of      Percent
Name and Address                            Shares Owned    Of Class
------------------------------------------  ------------  ------------
Steven B. Solomon (1)                          6,396,499         24.2%

Lawrence Lacerte
     5950 Sherry Lane #900
     Dallas, Texas  75225                      2,175,000          9.8%

Micro Capital (2)
     410 Jessie Street, Suite 1002
     San Francisco, California  94103          1,350,000          6.3%

Chris A. Economou (3)
     150 North Federal Highway, Suite 210
     Fort Lauderdale, Florida  33301             243,600          1.2%

Richard Connelly (4)                             197,914            *

Carl Banzhof (5)                                 147,682            *

Richard Speyer (6)                                65,828            *

Major General (Ret) John Leide (7)
     78 Clubhouse Drive
     Palm Coast, Florida  32137                   62,500            *

Jack Doxey (8)                                    62,416            *

All officers and directors
     as a group (9 people) (9)                 7,213,938         26.4%


* Less than 1%

(1) Includes 3,250,000 shares of common stock that are issuable upon the exercise of immediately exercisable options and exchange rights for 1,500,000 shares of common stock.

(2) Includes 450,000 shares of common stock that are issuable upon the exercise of warrants.

(3) Includes 62,500 shares of common stock that are issuable upon the exercise of immediately exercisable options.

(4) Includes 129,614 shares of common stock that are issuable upon the exercise of vested options.

(5) Includes 108,332 shares of common stock that are issuable upon the exercise of vested options. Includes 500 shares owned by his spouse.



(6) Includes 54,162 shares of common stock that are issuable upon the exercise of vested options and 4,166 exercisable within 60 days of March 21, 2003.

(7) Includes 62,500 shares of common stock that are issuable upon the exercise of immediately exercisable options.

(8) Includes 14,583 shares of common stock that are issuable upon the exercise of vested options and 14,583 exercisable within 60 days of March 21, 2003.

(9) Includes 3,681,241 of shares issuable upon the exercise of vested options and 56,248 shares issuable pursuant to options exercisable within 60 days of March 21, 2003 held by all directors and all executive officers as a group.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The following is a description of the material terms of the agreements and arrangements involving our company and either CT Holdings or its direct or indirect subsidiaries.

GENERAL

We were organized in December 1996 as a wholly owned subsidiary of CT Holdings. Prior to the Distribution, two of our current directors (Messrs. Solomon and Economou) and four of our executive officers (Messrs. Solomon, Banzhof, Connelly and Speyer) were also directors or officers and employees of CT Holdings and/or its other subsidiaries. Prior to the Distribution while acting on our behalf, these directors and officers considered not only the short-term and long-term impact of operating decisions on our business, but also the impact of such decisions on the consolidated financial results of CT Holdings. Following the distribution, Mr. Solomon remains Chief Executive Officer and a director and Mr. Connelly remains Chief Financial Officer of CT Holdings, and Messrs. Solomon and Economou remain directors of CT Holdings.

We have entered into a number of agreements with CT Holdings and its subsidiaries relating to our historical business and our relationship with the CT Holdings group of companies, the material terms of which are described below. In addition, we recently entered into a number of agreements with CT Holdings relating to the Distribution, which are described below and elsewhere in this Form 10-KSB. Although these agreements were not negotiated on an arm's-length basis, we believe that the terms of these agreements are comparable to those that we would receive from unaffiliated third parties.

Prior to the Distribution Date of May 17, 2002 the security software business of Citadel was operated by CT Holdings therefore the related party transactions of CT Holdings from January 1, 2001 through the Distribution date are described below. Prior to the enactment of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") companies were allowed to enter into loan agreements with its officers and directors. Such loan transactions with officers and directors are discussed below. Following the enactment of Sarbanes-Oxley, no loans are allowed or were made by either CT Holdings or Citadel to its officers and directors.

AGREEMENTS RELATING TO THE DISTRIBUTION

We have entered into several agreements with CT Holdings to define our ongoing relationship after the Distribution and to allocate tax and other specified liabilities and obligations arising from periods prior to the Distribution Date. We entered into these agreements prior to the Distribution while we were a wholly owned subsidiary of CT Holdings.

DISTRIBUTION AGREEMENT

On or before the Distribution Date, CT Holdings and Citadel entered into the distribution agreement, which provides for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements relating to the continuing relationship between Citadel and CT Holdings after the Distribution.

The distribution agreement provides that prior to the Distribution Date, Citadel will have issued to CT Holdings a number of Citadel Shares equal to one fourth of the total number of shares of CT Holdings common stock outstanding on the Distribution Date (plus an additional immaterial number of Citadel Shares to be distributed with respect to fractional shares that are rounded up). CT Holdings effected the Distribution by delivering a certificate representing 100% of the Citadel Shares to the Distribution Agent.

Under the distribution agreement and effective as of the Distribution Date, Citadel assumed and agreed to indemnify CT Holdings against all liabilities, litigation and claims, including related insurance costs, arising out of Citadel's businesses (including discontinued or sold security software businesses), and CT Holdings retained and agreed to indemnify Citadel against all other liabilities, litigation and claims, including related insurance costs. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policy.

Under the distribution agreement for a two-year period beginning on the Distribution Date, except in limited circumstances, Citadel will not solicit or recruit any CT Holdings employee without CT Holdings' prior written consent and likewise, CT Holdings will not solicit or recruit any Citadel employee without Citadel's prior written consent.

The distribution agreement also provides that each of CT Holdings and Citadel shall be granted access to certain records and information in the possession of the other, and requires the retention by each of CT Holdings and Citadel for a period of six years following the Distribution Date of all such information in its possession.

TRANSITION SERVICES AGREEMENT

On the Distribution Date, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally will extend for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. Initially, CT Holdings will pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. No adjustments to the fee have been made through December 31, 2002. We believe that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement.

TAX DISAFFILIATION AGREEMENT

On the Distribution Date CT Holdings and Citadel entered into a tax disaffiliation agreement which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution Date and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the tax disaffiliation agreement, Citadel will indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. CT Holdings will indemnify Citadel for all taxes and liabilities incurred solely because CT Holdings or an affiliate's post-Distribution action or omission contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, CT Holdings and Citadel will indemnify each other against all taxes and liabilities pro rata based on relative values as of the Distribution Date.

Citadel will indemnify CT Holdings against any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

RELATED PARTY TRANSACTIONS PRIOR TO THE DISTRIBUTION DATE

Prior to the Distribution CT Holdings held investments in Citadel, Parago Inc. ("Parago"), River Logic Inc. ("River Logic") and Encore Telecommunications, Inc. ("Encore"). Mr. Solomon, our CEO and a director of Citadel and a director and CEO of CT Holdings is also a director of Parago and River Logic. Mr. Lacerte and Mr. Romano, shareholders and former directors of Citadel were directors and shareholders of CT Holdings until their resignation effected with the Distribution. Mr. Lacerte also served as a director of Parago. Mr. Romano served as a director of Encore.

During the years ended December 31, 2002 and 2001 CT Holdings received substantially all of its financing from its CEO, directors and other related parties. The related party transactions of CT Holdings prior to the Distribution Date are described below. Other than transactions related to the agreements related to the Distribution described above there were no transactions with CT Holdings following the Distribution Date.

On January 1, 2001 CT Holdings had recorded a $1.2 million note receivable from its CEO recorded on its balance sheet. This note was issued in October 2000 by CT Holdings with approval from its board of directors. The note receivable was due October 2001, bore interest at 5% per year and was repaid in full prior to its maturity by cash payments of approximately $700,000 and by the offset of approximately $506,000 in accrued salary and bonus due to him in 2001 pursuant to his employment agreement.

In June 2001, the CEO loaned CT Holdings approximately $855,000 in connection with CT Holdings' participation in a bridge loan transaction for Parago Inc., an affiliated company. Our CEO is also a director of Parago Inc. and through several transactions advanced approximately $4 million of his personal assets to Parago for working capital needs all of which was repaid to him in payments in January and April 2001.

During the year ended December 31, 2001 and the period January 1, 2002 through the Distribution Date, May 17, 2002, CT Holdings incurred legal fees in the amount of approximately $60,000 and $49,500 respectively to a law firm in which David Wood, an attorney who was a former CT Holdings' employee and is a relative our CEO, is a partner. After leaving the CT Holdings in 1997, his law firm continued to provide legal services to CT Holdings. Mr. Wood was also employed as an executive officer of Parago from March 1999 through October 2001 for which he had received an annual salary of $150,000 per year. See below for a discussion of Mr. Wood's services to Citadel following the Distribution.

Mr. Lawrence Lacerte resigned as a director of CT Holdings effective with the Distribution. During the year ended December 31, 2001, CT Holdings issued an 8% note payable to Mr. Lacerte for $250,000 and payable April 30, 2002. This note was unpaid at December 31, 2002 and is in default by CT Holdings. In May 2002, prior to the Distribution Date, Mr. Lacerte exercised stock options for 2,250,000 shares of CT Holdings' common stock by entering into a note payable to CT Holdings for $450,000, the aggregate exercise price of the options. This note was subsequently charged to stock compensation expense.

At December 31, 2001 CT Holdings had a liability to its CEO of approximately $290,000 for cash advances received to fund operations in 2001. From January 1, 2002 through the Distribution Date CT Holdings received approximately $267,500 of additional advances from its CEO, repaid $322,500 of the total advances to its CEO and offset $8,934 of the CEO's business expenses against the net amount due the CEO. The remaining amount due the CEO of approximately $226,000 was converted by CT Holdings into a 5% note payable due July 1, 2002, and at December 31, 2002 is in default and accruing interest at 18% per annum.

At December 31, 2001 CT Holdings had a $130,000 note receivable due from Encore. CT Holdings' investment in Encore was liquidated in October 2002 in exchange for approximately $2000 in liquidating proceeds.

In June 2001, two directors, Messrs. Solomon and Lacerte, funded and guaranteed CT Holdings' participation in a bank bridge loan financing of Parago. In consideration for this funding and guarantees, CT Holdings has agreed to permit the directors to exchange up to 5,000,000 Parago shares into up to 6,000,000 shares of CT Holdings common stock including a right to any dividends. The exercise of the exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock, if exercised.

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to Thomas Oxley a 5% shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock.

Prior to the Distribution Date employees, officers and directors of CT Holdings exercised options for approximately 1,397,500 shares of CT Holdings common stock. The aggregate exercise price of approximately $297,000 was recorded as compensation expense by CT Holdings. The holders of these shares received approximately 349,375 shares of Citadel common stock as a result of the Distribution.

In May 2002, prior to the record date of the Distribution, CT Holdings entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of CT Holdings common stock. As of December 31, 2002 the extinguishment of approximately $163,000 of these liabilities was completed and approximately 612,500 shares of CT Holdings common stock was issued including 100,000 shares for services provided by an independent consultant, 12,500 shares to a consultant for services performed prior to employment as the CT Holdings' and Citadel's Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to David Wood for the performance of professional services to the Company. At the Distribution Date approximately 153,125 shares of Citadel common stock were issued to these same individuals. At December 31, 2002 approximately $697,000 of CT Holdings operating liabilities were not yet settled with approximately 1,050,000 shares of the CT Holdings' common stock which if issued will require Citadel to issue approximately 262,500 shares of Citadel common stock. We believe that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

CITADEL RELATED PARTY TRANSACTIONS FOLLOWING THE DISTRIBUTION DATE

Since the Distribution Date we have entered in notes payable aggregating $450,000 for which our CEO has signed personal guarantees. In addition, our CEO has personally guaranteed the lease for our office space with future minimum rent commitments of $410,803. Since the Distribution Date our CEO has advanced $604,000 to the Company and the Company has repaid $250,000 of those advances. On November 5, 2002 we entered into two promissory notes payable to our CEO in the total amount of $570,000. The $570,000 consists of $354,000 of cash advances and accrued compensation and expenses of $216,000 due to the CEO. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company repaid $550,000 of the notes to the CEO.

Since the Distribution Date and entity related to an employee of the Company has advanced the Company $170,900 under short term notes and advances due on demand. The Company has repaid all of the notes and advances.

In June 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with Lawrence Lacerte, a former director of the Company. This note was in default and accrued interest at 18% per annum. In February 2003 Mr. Lacerte exercised stock options for 862,500 shares of the Company's common stock using the note and accrued interest through the date of exercise as payment of the aggregate exercise price of $276,000.

Pursuant to the transition services agreement, CT Holdings reimburses the Company $20,000 per month for the shared services of the Company's CEO, CFO and administration. At December 31, 2002 the Company has a $150,000 receivable due from CT Holdings for these services since May 17, 2002, the Distribution Date. Due to the cash deficiency of CT Holdings we have fully reserved this receivable and continue to show the costs of these services as a general and administrative expense in our statement of operations.

Following the Distribution and through December 31, 2002, Mr. Wood provided legal services to the Company and the Company has recorded legal expenses of approximately $ 31,225 plus stock compensation expense of $84,200 for stock and stock options issued in payment for consulting services provided by Mr. Wood since the Distribution Date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)  REPORTS ON FORM 8-K

On November 13, 2002 the Company filed a report on Form 8-K which included an earnings release for the three and nine months ended September 30, 2002.

On February 13, 2003 the Company filed a report on Form 8-K which included a press release announcing the closing of a private placement on January 30, 2003 for approximately $2.5 million.

On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.

ITEM.14. CONTROL AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2003                  CITADEL SECURITY SOFTWARE INC.

                                       By:  /s/  STEVEN B. SOLOMON
                                       ---------------------------------------
                                            Steven B. Solomon, President And
                                               Chief Executive Officer



POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven B. Solomon his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                             TITLE                        DATE
------------------------------------  -----------------------------------  --------------
/s/   STEVEN B. SOLOMON               President, Chief Executive Officer   March 31, 2003
------------------------------------  and Director
Steven B. Solomon                     (Principal Executive Officer )


/s/   RICHARD CONNELLY                Chief Financial Officer and          March 31, 2003
------------------------------------  Principal Accounting Officer
Richard Connelly


/s/   JOHN LEIDE                      Director                             March 31, 2003
------------------------------------
Major General (Ret) John Leide


/s/   CHRIS A. ECONOMOU               Director                             March 31, 2003
------------------------------------
Chris A. Economou

CERTIFICATIONS

I, Steven B. Solomon, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Citadel Security Software Inc., a Delaware corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ STEVEN B. SOLOMON
---------------------
Steven B. Solomon, Chief Executive Officer
Principal Executive Officer

I, Richard Connelly, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Citadel Security Software Inc., a Delaware corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ RICHARD CONNELLY
--------------------
Richard Connelly, Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Item 13(a)

EXHIBIT
NUMBER                             DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB, Registration No. 000-33491, filed with the Commission on January 11, 2002 (the "Form 10-SB") and incorporated by reference herein)

3.2 Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Form 10-SB and incorporated by reference herein)

4.1     Form of Certificate of Common Stock of the Registrant (filed as Exhibit
4.1 to the Form 10-SB and incorporated by reference herein)

10.1 Form of Plan and Agreement of Distribution between CT Holdings and Registrant (filed as Exhibit 10.1 to the Form 10-SB and incorporated by reference herein)

10.2 Form of Tax Disaffiliation Agreement between CT Holdings and the Registrant (filed as Exhibit 10.2 to the Form 10-SB and incorporated by reference herein)

10.3 Form of Transition Services Agreement between CT Holdings and Registrant (filed as Exhibit 10.3 to the Form 10-SB and incorporated by reference herein)

10.4 Form of Indemnification Agreement between Registrant and its directors and officers (filed as Exhibit 10.4 to the Form 10-SB and incorporated by reference herein)

10.5 Employment Agreement dated as of January 1, 2002 by and between Registrant and Steven B. Solomon (filed as Exhibit 10.5 to the Form 10-SB and incorporated by reference herein)

10.6 2002 Stock Incentive Plan of the Registrant (filed as Exhibit 10.6 to the Form 10-SB and incorporated by reference herein)

10.7 Master Services Agreement, dated as of December 19, 2001, between CT Holdings and SBC Services (filed as Exhibit 10.7 to Amendment No. 1 to the Form 10-SB filed with the Commission on March 6, 2002 and incorporated by reference herein)

10.8    Sublease Agreement, dated March 22, 2002, between the Registrant and
SWS Securities, Inc. (filed as Exhibit 10.8 to Amendment No. 2 to the Form 10-SB filed with the Commission on April 5, 2002 and incorporated by reference herein)

10.9 Form of Subscription Agreement between the Registrant and certain accredited investors (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.10 Form of Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

                         CITADEL SECURITY SOFTWARE INC.
                               DECEMBER 31, 2002
                               TABLE OF CONTENTS



                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Balance Sheets as of December 31, 2002 and 2001                             F-3

Statements of Operations
  for the years ended December 31, 2002 and 2001                            F-4

Statement of Stockholders' (Deficit) Equity
  for the years ended December 31, 2002 and 2001                            F-5

Statements of Cash Flows
  for the years ended December 31, 2002 and 2001                            F-6

Notes to Financial Statements                                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Citadel Security Software Inc.

We have audited the accompanying balance sheets of Citadel Security Software Inc., (the "Company") as of December 31, 2002 and 2001 and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel Security Software Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ KBA  Group  LLP
-------------------
KBA  Group  LLP
Dallas,  Texas
March  5,  2003

                         CITADEL SECURITY SOFTWARE INC.
                                 BALANCE SHEETS


                                                                        DECEMBER 31,
                                                                    2002           2001
                                                             ---------------  --------------
                            ASSETS
                            ------
CURRENT ASSETS
  Cash and cash equivalents                                  $       12,829   $      75,030
  Accounts receivable-trade, less allowance
   of $20,000 and $0                                                166,665          24,222
  Note receivable                                                   201,000               -
  Prepaid expenses and other current assets                          56,197          72,702
                                                             ---------------  --------------
  Total current assets                                              436,691         171,954

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,005,503 and $968,569                           432,461          43,006

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  net of accumulated amortization of
  $2,671,257 and $2,551,666                                         651,554         174,110

OTHER ASSETS                                                         17,243          24,651
                                                             ---------------  --------------
  TOTAL ASSETS                                               $    1,537,949   $     413,721
                                                             ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $    1,416,196   $     768,406
  Payroll tax obligations                                           788,562         245,385
  Accrued compensation                                              265,440          93,856
  Deferred revenue                                                  150,193               -
  Notes payable to shareholders,
    net of debt discount of $47,083                                 402,917               -
  Notes and advances payable to related parties                     841,541               -
                                                             ---------------  --------------
  Total current liabilities                                       3,864,849       1,107,647

COMMITMENTS AND CONTINGENCIES (Notes F and G)

PREFERRED STOCK, $.01 par value per share;
  1,000,000 shares authorized; no shares issued
  or outstanding at December 31, 2002 and 2001
COMMON STOCK, $.01 par value per share;
  50,000,000 shares authorized; 15,255,577
  and 12,457,402 shares issued and outstanding
  at December 31, 2002 and 2001                                     152,555         124,574
ADDITIONAL PAID-IN CAPITAL                                       28,889,332      28,203,392
ACCUMULATED DEFICIT                                             (31,368,787)    (29,021,892)
                                                             ---------------  --------------
STOCKHOLDERS' DEFICIT                                            (2,326,900)       (693,926)
                                                             ---------------  --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    1,537,949   $     413,721
                                                             ===============  ==============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                            STATEMENTS OF OPERATIONS


                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                             2002          2001
                                                        ------------  ------------
Revenue
  License fees                                           $ 1,169,339   $   545,693
  Customer support and services                              142,461        34,346
                                                          -----------   -----------
                                                           1,311,800       580,039

Costs of revenue
  Software amortization                                      119,590       594,923
  Customer support costs                                     167,107             -
  Shipping and other costs                                     4,942        26,459
                                                          -----------   -----------
  Total costs of revenue                                     291,639       621,382

Operating expenses
  Selling, general and administrative expense              3,306,257     1,610,922
  Product development expense                                285,105       118,432
  Depreciation expense                                        36,934        95,284
                                                        ------------   -----------
  Total operating expenses                                 3,628,296     1,824,638
                                                        ------------   -----------
  Operating loss                                          (2,608,135)   (1,865,981)

Interest expense                                            (107,796)            -
Write off of accounts payable                                369,036             -
                                                        ------------   -----------
Loss before income taxes                                  (2,346,895)   (1,865,981)

Provision for income taxes                                        -             -
                                                         -----------   -----------
Net loss                                                 $(2,346,895)  $(1,865,981)
                                                         ===========   ===========

Net loss per share - basic and diluted                   $     (0.17)  $     (0.15)
                                                         ============  ============

Weighted average shares outstanding -
    basic and diluted                                     13,874,488    12,433,427
                                                         ============  ============

The accompanying notes are an integral part of these financial statements.

                                                CITADEL SECURITY SOFTWARE INC.
                                         STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY


                                               Common Stock
                                -----------------------------------------
                                               After Effect of
                                 As Reported    Distribution                 Additional      Accumulated
                                  By Parent         Ratio        Amount    Paid-in Capital     Deficit         Total
                                -------------  --------------  ----------  ---------------  --------------  -----------
Balances at December 31, 2000    49,660,704        12,415,176  $  124,152    $ 27,143,875   $(27,155,911)   $  112,116

Parent common stock issued
   pursuant to the exercise of
   warrants                         168,904            42,226         422            (422)                            -

Net contribution from parent                                                    1,059,939                    1,059,939

Net loss                                                                                      (1,865,981)   (1,865,981)
                                -------------  --------------  ----------  ---------------  --------------  -----------
Balances at December 31, 2001    49,829,608        12,457,402     124,574      28,203,392    (29,021,892)     (693,926)

Parent common stock issued in
   lieu of cash for services         12,500             3,125          31             (31)                           -

Parent common stock issued
   pursuant to the exercise
   of stock options               6,647,500         1,661,875      16,618         (16,618)                           -

Parent common stock issued in
   lieu of cash for settlement
   of liabilities                   868,306           217,077       2,171          (2,171)                           -

Other, including fractional
   shares issued in the
   Distribution                     188,014            47,765         478            (478)                           -

Net contribution from parent
   through spin-off
   distribution date                                                              200,131                       200,131

Issuance of common stock
   in conjunction with notes payable
   to shareholders                                    250,000       2,500         109,167                       111,667

Issuance of common stock
   pursuant to the exercise of
   stock options                                      488,333       4,883         256,382                       261,265

Stock and stock options issued
   in lieu of cash for services                       130,000       1,300         139,558                       140,858

Net loss                                                                                      (2,346,895)    (2,346,895)
                                               --------------  ----------  ---------------  --------------  -----------
Balances at December 31, 2002                      15,255,577   $ 152,555    $ 28,889,332   $(31,368,787)   $(2,326,900)
                                               ==============  ==========  ===============  ==============  ===========

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                           STATEMENTS OF CASH FLOWS


                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                                   2002          2001
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                 $(2,346,895)  $(1,865,981)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                            156,524       690,205
          Provision for returns, allowances and bad debts           20,000       (19,354)
          Amortization of debt discount                             62,583             -
          Stock and stock options issued for payment
            of services                                            140,858             -
      Changes in operating assets and liabilities
        Accounts receivable                                       (162,443)       49,926
        Inventory                                                       -         22,077
        Prepaid expenses and other current assets                   16,505        21,515
        Other assets                                                 7,408        17,444
        Accounts payable and accrued expenses                      647,790        56,972
        Payroll tax liability                                      543,177       245,385
        Accrued compensation                                       171,584        78,037
        Deferred revenue                                           150,193             -
                                                              ------------  ------------
      NET CASH USED IN OPERATING ACTIVITIES                       (592,716)     (703,774)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                         (426,389)      (44,232)
      Capitalized software development costs                      (597,034)     (177,110)
                                                              ------------  ------------
      NET CASH USED IN INVESTING ACTIVITIES                     (1,023,423)     (221,342)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of notes and advances from
        related parties                                          1,262,441             -
      Payments on notes and advances from
        related parties                                           (420,900)            -
      Proceeds from notes payable to shareholders                  450,000             -
      Proceeds from notes payable                                   40,000             -
      Payments on notes payable                                    (40,000)      (70,924)
      Proceeds from exercise of stock options                       60,266             -
      Proceeds from issuance of common stock                         2,000             -
      Net contribution from Parent                                 200,131     1,059,939
                                                               ------------  ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,553,938      989,015
                                                               ------------  ------------
      Net (decrease) increase in cash
        and cash equivalents                                       (62,201)       63,899
      Cash and cash equivalents at the beginning
        of the period                                               75,030        11,131
                                                               ------------  ------------
      Cash and cash equivalents at the end
        of the period                                          $    12,829   $    75,030
                                                               ============  ============

Interest payments                                              $     4,223            -

Non cash financing and investment items
   Common stock issued at below fair value recorded
     as debt discount                                           $  109,167    $        -
   Stock options exercised in exchange for note receivable         201,000             -

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements of Citadel Security Software Inc. (the "Company" or "Citadel") have been prepared in accordance with generally accepted accounting principles. The Company began operations as a separate standalone company immediately following the pro rata dividend distribution on May 17, 2002 as further discussed below. Prior to May 17, 2002 certain of CT Holdings, Inc. ("CT Holdings"), the Company's former parent, assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented prior to May 17, 2002. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a standalone company.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). CT Holdings set May 6, 2002 as the record date and on May 17, 2002 a pro rata dividend of 14,387,244 shares of Citadel's common stock were distributed to CT Holdings shareholders. In the Distribution each common shareholder of CT Holdings received one share of Citadel common stock for every four shares of CT Holdings common stock held as of May 6, 2002, the record date. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to shareholders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are typically licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules, Secure PC(TM) and NetOFF(TM), provide flexibility and scalability to network security administrators for automating the remediation of security vulnerabilities and for managing security policies within computing environments. These security software solutions run on servers and workstations and provide controlled automation of the remediation process of network security vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software defects and other causes of network security vulnerabilities in computing systems.


Liquidity

From the beginning of the year 2000 until the first release of Hercules in March 2002 the Company's business strategy was focused primarily on Hercules product development, business development and minimal marketing of its Secure PC and NetOFF products.

Until late 2001, the Company allocated minimal resources to the licensing of its products and as a result the Company generated minimal revenue. The result has been recurring operating losses, negative cash flow from operations and a significant deficiency in working capital of $3,428,158 and a significant stockholders' deficit of $2,326,900 at December 31, 2002.

In January 2003, the Company closed a private equity placement (the "January 2003 Financing") and received net proceeds of approximately $2,378,000 from the issuance of 3,275,000 shares of unregistered common stock and issued warrants to the investors for approximately 1,637,500 shares of common stock with an exercise price of $1.50 per share and warrants to the placement agent for 245,625 shares of common stock at an exercise price of $1.18 per share. If all of the warrants were exercised approximately $2,700,000 of additional cash proceeds would be available to the Company. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules. The January 2003 Financing coupled with management's forecast of revenue in 2003 is expected to provide sufficient working capital for the next twelve months. However should the Company not achieve its revenue forecast additional financing would be required.

Subsequent to December 31, 2002 principal in the amount of $225,000 of the $450,000 on notes payable to shareholders was paid. In addition, a $250,000 note payable to a former director plus accrued interest was used to offset the aggregate exercise price of stock options exercised for 862,500 shares of common stock.

During the year ended December 31, 2001, substantially all of the funding of Citadel and its former parent company, CT Holdings, was received from related parties. Citadel received contributions from CT Holdings of approximately $1,060,000 during the year ended December 31, 2001 and approximately $200,000 from January 1, 2002 through May 17, 2002, the Distribution Date. Since the Distribution Date the Company has received advances and proceeds of short term notes of approximately $1,260,000 from related parties and entered into a notes payable for approximately $490,000 from shareholders and other third parties. Since the Distribution Date stock options for 188,333 shares of common stock were exercised providing proceeds of approximately $60,000. In addition, in December 2002 stock options for 300,000 shares of stock were exercised in exchange for a note receivable of $201,000 that was colleted in January 2003.

During the year ended December 31, 2002 the Company repaid debt to related parties of $420,900 and repaid a short term note payable of $40,000 to an unrelated third party. A $250,000 note payable to a former director of the Company due July 31, 2002 was in default at December 31, 2002 and was bearing interest at a rate of 18% per annum. This note payable plus accrued interest was repaid through the offset of the aggregate exercise price of stock options exercised by the former director in the first quarter of 2003.

Prior to the January 2003 Financing substantially all of the Company's cash requirements were raised from related parties including the Company's CEO and certain shareholders of the Company. This funding from related parties was obtained through the issuance of short term notes payable, sales of unregistered stock and the exercise of stock options. Should additional funding be required the Company would seek funding from independent third party sources, as well as, current shareholders and related parties. There can be no assurance that management's execution of its operating plan and financing strategies will be successful or that other actions may become necessary in order to raise capital. Although the Company has been successful raising capital in the past, any inability to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions, individual consumers, and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". License revenue is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software patches, point releases of new features and functionality and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. The Company's products are typically licensed standalone and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue would be allocated to the components based on vender specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 101.

Customers may download the Company's products from its website, obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers. The Company's products are not licensed through retail distribution channels. A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $20,000 has been recorded at December 31, 2002. This estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. No such reserve was determined to be required at December 31, 2001.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2002 or 2001.

The Company also offers its products to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payments terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the years ended December 31, 2002 or 2001.

The Company's current product strategy is structured around the current and future releases of Microsoft Windows operating system environments. A 2003 release of Hercules will support versions of UNIX and Linux operating system platforms. These operating systems are well established and the Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's licensing models.

Software Development Costs

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are recorded as product development expense. Product development expense, net of capitalized software development costs, was $285,105 and $118,432 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company capitalized software development costs of $597,034 and $177,110 for the years ended December 31, 2002 and 2001, respectively. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense related to capitalized software development costs was $119,590 and $594,923 for the years ended December 31, 2002 and 2001, respectively.

At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenues of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at December 31, 2002 or 2001.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options or warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. The effect of 10,678,350 CT Holdings options and 2,351,601 CT Holdings warrants outstanding at December 31, 2001 plus 2,445,000 Citadel options outstanding at December 31, 2001 have been excluded from the weighted average shares computation as they are antidilutive. For the year ended
December 31, 2001 the weighted average number of shares of common stock outstanding has been computed using the weighted average number of CT Holdings common shares outstanding of 49,733,710 for the year ended December 31, 2001, divided by four (the Distribution Ratio) resulting in weighted average shares for Citadel of 12,433,427 for the year ended December 31, 2001.

For the year ended December 31, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from January 1, 2002 through the Distribution on May 17, 2002, 51,019,020, divided by the Distribution Ratio, four, plus the weighted average number of Citadel shares outstanding following the Distribution through December 31, 2002. This resulted in a weighted average number of shares outstanding of 13,874,488 for the year ended December 31, 2002. The effect of 4,080,850 CT Holdings options and 2,351,601 CT Holdings warrants outstanding on The Distribution Date plus 5,900,167 Citadel options and 20,000 Citadel warrants outstanding at December 31, 2001 have been excluded from the weighted average shares computation as they are antidilutive.

Common Stock

The shares of common stock outstanding of 12,457,402 at December 31, 2001, presented in the financial statements represent the number of shares that would have been outstanding if the Distribution had occurred at December 31, 2001, using the number of shares of CT Holdings common stock outstanding of 49,829,608 at December 31, 2001, divided by four, the Distribution Ratio.

Change in Estimate

The Company's product versions existing at January 1, 2001 were determined at that time to have a limited useful life and therefore the Company decreased its estimate of the useful lives of all remaining unamortized balances of purchased software and capitalized software development costs from primarily three years to one year. This change has the effect of increasing the net loss for the year ended December 31, 2001 by approximately $420,000 or $0.03 per share.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense. Advertising expense for the years ended December 31, 2002 and 2001 was $12,376 and $53,617, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the years ended December 31, 2002 and 2001, the pro forma effect on net loss and net loss per share would have been as follows:

                                                   2002          2001
                                               ------------  ------------
Net loss attributable
   to common stockholders
   as reported                                 $(2,346,895)  $(1,865,981)


Add: Stock-based employee
   compensation expense included
   in reported net loss                                  -             -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                   (565,525)     (627,019)
                                               ------------  ------------
Pro forma net loss                             $(2,912,420)  $(2,493,000)
                                               ============  ============

Net loss per common share - basic and diluted
   As reported                                 $     (0.17)  $     (0.15)
                                               ============  ============
   Pro forma                                   $     (0.21)  $     (0.20)
                                               ============  ============

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Recent Accounting Pronouncement

In December 2002, Statement of Financial Accounting Standards No. 148 (SFAS
148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Statement of Financial Accounting Standards No. 123 (SFAS 123)" was issued. This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. This statement is effective for fiscal years ending after December 15, 2002. The Company has not voluntarily changed to fair value accounting for employee stock options but has adopted the disclosure requirements of SFAS 148. The adoption of this standard had no material effect on the Company's financial position, cash flows or results of operations.


NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment and their estimated useful lives are as follows:

                                                     December 31,
                                Lives             2002          2001
                              ----------      ----------    ----------
Furniture                     5-10 years      $  179,114    $  179,114
Office equipment              3-7 years           87,101        87,101
Computer equipment            3-7 years        1,103,077       676,688
Leasehold improvements        Lease term          68,672        68,672
                                              ----------    ----------
                                               1,437,964     1,011,575
Less accumulated depreciation
  and amortization                            (1,005,503)     (968,569)
                                              ----------    ----------
Net property and equipment                    $  432,461    $   43,006
                                              ==========    ==========

NOTE C - PAYROLL TAX OBLIGATIONS

The Company has timely filed its Federal and State employer and employee payroll tax forms during the years ended December 31, 2002 and 2001 but has an estimated obligation at December 31, 2002 to remit $788,562 of payroll taxes and related late payment penalties for these periods. At December 31, 2001 this obligation was estimated to be $245,385. The Company has estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to an estimated accrual for interest and penalties. The liability is reflected in the accompanying financial statements as payroll tax obligations. During the first quarter of 2003 the Company made payments of $114,791 against this payroll tax obligation.

NOTE  D  -  INCOME  TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     December 31,
                                                 2002          2001
                                             -----------  ------------
Deferred tax assets (liabilities)
  Net operating loss carryforwards           $11,518,000  $ 10,738,000
  Accounts receivable allowance                    8,000             -
  Accrued expenses                               122,000        75,000
                                             -----------  ------------
Total deferred tax assets                     11,648,000    10,813,000
Valuation allowance                          (11,648,000)  (10,813,000)
                                             -----------  ------------
Total deferred tax assets, net               $         -  $          -
                                             ===========  ============

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes is explained below:

                                                    December 31,
                                                 2002          2001
                                              ----------  ----------
Benefit computed at federal statutory rate    $(798,000)  $(634,000)
Increase in valuation allowance                 835,000     700,000
Other                                           (37,000)    (66,000)
                                              ----------  ----------
                                              $      --   $      --
                                              ==========  ==========

For Federal Income Tax purposes, at December 31, 2002 the Company had a net operating loss carryforward of approximately $30,000,000. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2013. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.


NOTE E - NOTES PAYABLE

Notes payable to shareholders consist of the following:

                                                    December 31,
                                                 2002        2001
                                              ----------  ---------
8% Note payable due February 11, 2003         $  200,000  $       -
8% Note payable due May 16, 2003                 250,000          -
Unamortized debt discount                        (47,083)         -
                                              ----------  ---------
                                              $  402,917  $       -
                                              ==========  =========

On September 11, 2002 the Company entered into a $200,000 8% note payable due January 11, 2003 that was personally guaranteed by the Company's Chief Executive

Officer. The due date was later extended by the noteholder to February 11, 2003. In the event of payment default the note would accrue interest at 18% per annum. At the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $0.30 per share. In conjunction with this note, the Company entered into a stock purchase agreement with the principals of the entity holding the note payable. Under this agreement the Company sold 200,000 shares of its common stock for $2,000, $0.01 per share. The Company recorded a note discount of $64,666 representing the difference between the proceeds of $2,000 and the fair value of the stock. This discount has been amortized over the term of the note and approximately $57,000 of amortized discount expense is included in interest expense in the statement of operations.

On December 9, 2002 the Company entered into a $250,000 8% note payable due May 16, 2003 that was personally guaranteed by the Company's Chief Executive Officer. In conjunction with this note, the Company entered into a stock purchase agreement with the noteholder. Under this agreement the Company sold 50,000 shares of its common stock for $500, $0.01 per share, to be offset against accrued interest. The Company recorded a note discount of $8,611 representing the difference between the proceeds of $500 and the fair value of the stock. This discount has been amortized over the term of the note and approximately $6,000 of amortized discount expense is included in interest expense in the statement of operations.

Pursuant to the terms of a $40,000 note payable to an unrelated third party, entered into in June 2002, stock options to acquire 40,000 shares of common stock were issued to the note holder. The Company recorded interest expense of approximately $9,000 for the issuance of these options which represented the fair value of the options. This note was repaid in 2002.

Notes  and  advances  payable  to  related  parties  consist  of  the following:

                                                     December 31,
                                                 2002        2001
                                              ----------  ----------
8% Note payable to a former director
    due July 31, 2002                         $  250,000  $        -
8% Demand note payable to an officer             270,000           -
8% Note payable to an officer
    due February 28, 2003                        300,000           -
Non-interest bearing advance from
    an officer due on demand                      21,541           -
                                               ---------  ----------
                                              $  841,541  $        -
                                              ==========  ==========

On June 13, 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a former director of the Company. At December 31, 2002 this note was in default and accrued interest at 18% per annum since July 31, 2002. Subsequent to December 31, 2002 the former director exercised stock options for 862,500 shares of the Company's common stock using the note plus accrued interest through the date of exercise as payment of the aggregate exercise price of $276,000.

On November 5, 2002 the Company entered into a $270,000 secured promissory note due on demand and a $300,000 8% note payable due February 28, 2003 to the Company's Chief Executive Officer. The $570,000 consists of the $54,000 of advances due to the CEO at September 30, 2002, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company. The notes are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes would become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released.

NOTE F - COMMITMENTS TO ISSUE STOCK

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. Subsequent to December 31, 2002 this note was converted and 675,000 shares of the Company's common stock were issued to the noteholder.

On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities. CT Holdings had reached agreement in principle regarding the settlements but at December 31, 2002 the Company had not completed negotiations with all the parties. Accordingly, should CT Holdings ultimately complete the negotiations and issue these shares, up to 262,500 shares of Citadel common stock would be issued to the parties to the settlements.

In June 2001, two directors of CT Holdings funded and guaranteed CT Holdings' participation in a bank bridge loan of an affiliate. In consideration for this funding and guarantees, CT Holdings agreed to permit the directors to exchange up to 5,000,000 affiliate company shares into up to 6,000,000 shares of CT Holdings' common stock including a right to any dividends. The exercise of this exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock.

NOTE G - COMMITMENTS AND CONTINGENCIES

Leases

The company leases office space under a noncancelable operating lease with an initial term greater than one year, as of December 31, 2002 and future minimum lease payments as follows:

     2003            $ 169,401
     2004              206,916
     2005               34,486
     Thereafter              -
                     ---------
        Total        $ 410,803
                     =========

The Company's Chief Executive Officer signed a personal guarantee for the lease payments on behalf of the Company. Rent expense was $210,330 and $169,483 for the years ended December 31, 2002 and 2001, respectively.

Legal Proceedings

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at December 31, 2002 and December 31, 2001.

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

NOTE H - SIGNIFICANT CUSTOMERS

The following customers represented more than 10% of total revenue in at least one the periods presented below:

                                          Years Ended
                                          December 31,
                                         2002      2001
                                       --------  -------
Washington Mutual Bank                      27%      31%
VA Medical Centers of the
  Department of Veterans Affairs            23%       3%

NOTE I - STOCKHOLDER'S EQUITY (DEFICIT)

On the Distribution Date the Company had authorized 1,000,000 shares of preferred stock and 50,000,000 shares of common stock, each with a par value of $0.01 per share. Except for 1000 formation shares of common stock owned by CT Holdings, no shares of preferred stock or common stock were outstanding at December 31, 2001. The changes in common shares presented in the statement of changes in stockholders' equity (deficit) are presented as reported by CT Holdings after giving effect to the 1 for 4 Distribution Ratio. If the Distribution had occurred on December 31, 2001, approximately 12,457,000 shares of common stock would have been outstanding.

NOTE J - STOCK OPTIONS AND WARRANTS

The Company's 2002 Stock Incentive Plan (the "Plan") became effective with the Distribution on May 17, 2002. Under the Plan the Company may grant options to purchase up to 1,500,000 shares of common stock to eligible participants. Eligible participants include all employees, officers, directors and consultants to the Company. The Plan allows for the grant of non-qualified or incentive stock options. Activity under the Plan since the Distribution Date was as follows:

                                                    Outstanding Options
                                                   ---------------------
                                                                Weighted
                                     Options                    average
                                     available     Number       exercise
                                     for issuance  of options   price
                                     ------------  ----------  ---------
Options authorized under plan          1,500,000
Grants                                  (550,000)    550,000       $0.63
Exercised                                                  -           -
Cancelled                                116,500    (116,500)      $0.40
                                     ------------  ----------
Balances at December 31, 2002          1,066,500     433,500       $0.54
                                     ============  ==========

The options granted have a term of 10 years and except for 80,000 immediately exercisable options, all options vest over a period of three years. During the year ended December 31, 2002 compensation expense of approximately $9,000 was recorded for 30,000 options issued under the plan to a consultant. The underlying shares of common stock in the Plan have not been registered.

The table below summarizes the range of exercise prices of options outstanding and exercisable under the Plan at December 31, 2002:

                                                Outstanding Options
                                      ---------------------------------------
                                                   Weighted         Weighted
                                                   average          average
                                      Number       contractual      exercise
Range of exercise prices              of options   life in years    price
------------------------              ----------   -------------    ---------
       $0.32 to $0.34                  271,000         9.79         $   0.34
        0.35 to  0.75                   93,000         9.52             0.70
        0.76 to  1.12                   69,500         9.98             1.12

                                                      Exercisable Options
                                                   --------------------------
                                                                     Weighted
                                                                     average
                                                    Number           exercise
Range of exercise prices                            of options       price
------------------------                            -------------    --------
       $0.32 to $0.34                                64,792          $  0.34
        0.35 to  0.75                                20,000             0.53
        0.76 to  1.12                                     -                -

In addition, the Company granted options outside of the Plan. The table below summarizes option grants and exercises:

                                                       Outstanding Options
                                                     ------------------------
                                                                    Weighted
                                                                    average
                                                     Number         exercise
                                                     of options     price
                                                     ----------     ---------
Balance at January 1, 2001                                  -
Grants                                               2,445,000      $    0.32
Exercised                                                   -               -
Cancelled                                                   -               -
                                                     ----------     ---------
Balance at December 31, 2001                         2,445,000           0.32

Grants                                               3,865,000           0.36
Exercised                                             (488,333)          0.54
Cancelled                                             (355,000)          0.32
                                                     ----------     ---------
Balance at December 31, 2002                         5,466,667      $    0.33
                                                     ==========     =========

The options granted have a term of 10 years. Approximately 4,452,500 of the option grants were immediately exercisable. The remaining options granted vest over a period of one to three years. Options to purchase 400,000 shares of common stock were issued to consultants for services and accordingly the Company recorded stock compensation expense of approximately $47,000 during the year ended December 31, 2002 The underlying shares of common stock have not been registered.

The table below summarizes the range of exercise prices of options outstanding and exercisable outside the Plan at December 31, 2002:

                                                 Outstanding Options
                                      ----------------------------------------
                                                    Weighted         Weighted
                                                    average          average
                                      Number        contractual      exercise
Range of exercise prices              of options    life in years    price
------------------------              -----------   -------------    ---------
       $0.32 to $0.34                 5,466,667        9.41            $0.33

                                                      Exercisable Options
                                                    -------------------------
                                                                     Weighted
                                                                     average
                                                    Number           exercise
Range of exercise prices                            of options       price
------------------------                            ----------       --------
       $0.32 to $0.34                                4,650,412         $0.33

In November 2002 the Company entered into an agreement with an investment banker to provide financial services including capital raising services to the Company. Under the terms of the agreement the Company has agreed that for each month of the agreement, up to six months, the Company will issue to the investment banker warrants to purchase 10,000 shares of common stock of the Company. The warrants will be issued at an exercise price equal to the closing price on the monthly anniversary date of the agreement. Warrants to purchase 20,000 shares of the Company's common stock at an average exercise price of $0.80 were issued and outstanding at December 31, 2002 pursuant to this agreement.

The weighted-average fair value for the options granted was approximately $0.23 per share and $0.30 per share for the years ended December 31, 2002 and 2001 respectively. This estimate was made using the Black-Scholes option pricing model with the weighted-average assumptions shown in the table below. The weighted-average expected volatility for 2002 was based on the volatility of the trading prices for Citadel common stock. The weighted-average expected volatility for 2001 was based on the volatility of the trading prices for the common stock of CT Holdings, Citadel's former parent.

                                            2002      2001
                                          --------  --------
     Expected dividend yield                 0.0%       0.0%
     Risk-free interest rate                3.54%      3.66%
     Expected volatility                    77.0%     160.0%
     Expected life (in years)                5.0        5.0


NOTE K - RELATED PARTY RELATIONSHIPS AND TRANSACTIONS

Prior to the Distribution Date of May 17, 2002 the security software business that is Citadel was operated by CT Holdings. Prior to the Distribution, two of the Company's current directors and four executive officers were also directors or officers and employees of CT Holdings and/or its other subsidiaries. Following the distribution, Citadel's CEO remains Chief Executive Officer and a director of CT Holdings and Citadel's CFO remains Chief Financial Officer of CT Holdings and two directors remain directors of CT Holdings.

The Company entered into a number of agreements with CT Holdings and its subsidiaries relating to Citadel's historical business and relationship with the CT Holdings group of companies, the material terms of which are described below. In addition, The Company entered into a number of agreements with CT Holdings relating to the Distribution, which are described below. Although these agreements were not negotiated on an arm's-length basis, the Company believes that the terms of these agreements are comparable to those that it would receive from unaffiliated third parties.

AGREEMENTS RELATING TO THE DISTRIBUTION

The Company entered into several agreements with CT Holdings to define their ongoing relationship after the Distribution and to allocate tax and other specified liabilities and obligations arising from periods prior to the Distribution Date. The Company entered into these agreements prior to the Distribution while a wholly owned subsidiary of CT Holdings.

DISTRIBUTION AGREEMENT

On or before the Distribution Date, CT Holdings and Citadel entered into the distribution agreement, which provides for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements relating to the continuing relationship between Citadel and CT Holdings after the Distribution.

The distribution agreement provides that prior to the Distribution Date, Citadel will have issued to CT Holdings a number of Citadel Shares equal to one fourth of the total number of shares of CT Holdings common stock outstanding on the Distribution Date (plus an additional immaterial number of Citadel Shares to be distributed with respect to fractional shares that are rounded up). CT Holdings effected the Distribution by delivering a certificate representing 100% of the Citadel Shares to the Distribution Agent.

Under the distribution agreement and effective as of the Distribution Date, Citadel assumed and agreed to indemnify CT Holdings against all liabilities, litigation and claims, including related insurance costs, arising out of Citadel's businesses (including discontinued or sold security software businesses), and CT Holdings retained and agreed to indemnify Citadel against all other liabilities, litigation and claims, including related insurance costs. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policy.

Under the distribution agreement for a two-year period beginning on the Distribution Date, except in limited circumstances, Citadel will not solicit or recruit any CT Holdings employee without CT Holdings' prior written consent and likewise, CT Holdings will not solicit or recruit any Citadel employee without Citadel's prior written consent.

The distribution agreement also provides that each of CT Holdings and Citadel shall be granted access to certain records and information in the possession of the other, and requires the retention by each of CT Holdings and Citadel for a period of six years following the Distribution Date of all such information in its possession.

TRANSITION SERVICES AGREEMENT

On the Distribution Date, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally will extend for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. Initially, CT Holdings will pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. No adjustments to the fee have been made through December 31, 2002. The Company believes that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement.

TAX DISAFFILIATION AGREEMENT

On the Distribution Date CT Holdings and Citadel entered into a tax disaffiliation agreement which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution Date and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the tax disaffiliation agreement, Citadel will indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. CT Holdings will indemnify Citadel for all taxes and liabilities incurred solely because CT Holdings or an affiliate's post-Distribution action or omission contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, CT Holdings and Citadel will indemnify each other against all taxes and liabilities pro rata based on relative values as of the Distribution Date.

Citadel will indemnify CT Holdings against any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

RELATED PARTY RELATIONSHIPS AND TRANSACTIONS PRIOR TO THE DISTRIBUTION DATE

Prior to the Distribution Date the Company was a wholly owned subsidiary of CT Holdings. During the years ended December 31, 2002 and 2001 CT Holdings received substantially all of its financing from its CEO, directors and other related parties which, in part, contributed to the funding of Citadel. The statements of cash flow show a net contribution from parent of $1,059,939 for the year ended December 31, 2001 and $200,131 for the period January 1, 2002 through the Distribution Date, May 17, 2002.

During the year ended December 31, 2001 and the period January 1, 2002 through the Distribution Date, May 17, 2002 the Company incurred legal fees in the amount of approximately $60,000 and $49,500 respectively to a law firm in which an attorney who was a former CT Holdings' employee and is a relative Citadel's CEO, is a partner. The Company recorded fees of $31,225 to this attorney plus stock compensation expense for $21,700 related to the issuance of stock options for 100,000 shares of common stock to the attorney for consulting services.

In May 2002, prior to the Distribution Date, a former director of Citadel and CT Holdings exercised stock options for 2,250,000 shares of CT Holdings' common stock by entering into a note payable to CT Holdings for $450,000, the aggregate exercise price of the options. The former director received 562,500 shares of Citadel common stock in the Distribution as a result of this exercise of CT Holdings options.

In May 2002, prior to the Distribution the Company's CEO exercised stock options for 3,000,000 shares of common stock of CT Holdings and used a note in the amount of $600,000 to offset the exercise price. On the Distribution Date the CEO received 750,000 shares of Citadel common stock as a result of the exercise of the CT Holdings options.

Prior to the Distribution Date employees, officers and directors of CT Holdings, other than those noted above, exercised options for approximately 1,397,500 shares of CT Holdings common stock. The holders of these CT Holdings shares received approximately 349,375 shares of Citadel common stock as a result of the Distribution.

In May 2002, prior to the record date of the Distribution, CT Holdings entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of CT Holdings common stock. As of December 31, 2002 the extinguishment of approximately $163,000 of these liabilities was completed and approximately 612,500 shares of CT Holdings common stock were issued including 100,000 shares for services provided by an independent consultant, 12,500 shares to a consultant for services performed prior to employment as the CT Holdings and Citadel Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to an attorney, who is a relative of the CEO, for the performance of professional services to the Company. At the Distribution Date approximately 153,125 shares of Citadel common stock were issued to these same individuals.

At December 31, 2002 approximately $697,000 of CT Holdings operating liabilities were not yet settled with approximately 1,050,000 shares of the CT Holdings' common stock which if issued will require Citadel to issue approximately 262,500 shares of Citadel common stock. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.


CITADEL RELATED PARTY TRANSACTIONS FOLLOWING THE DISTRIBUTION DATE

Since the Distribution Date we have entered in notes payable aggregating $490,000 for which our CEO has signed personal guarantees. Of these notes $265,000 was paid ($225,000 in the first quarter of 2003) by the Company. In addition, our CEO has personally guaranteed the office space lease space with future minimum rent commitments of approximately $411,000.

Since the Distribution on May 17, 2002 the Company's CEO has advanced approximately $642,000 to the Company and the Company has repaid approximately $250,000 of those advances through December 31, 2002. On November 5, 2002 the Company entered into two promissory notes payable to its CEO in the total amount of $570,000. The $570,000 consisted of the $54,000 of advances due to the CEO, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company in November 2002. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released .

During the year ended December 31, 2002, the Company received advances and proceeds from notes payable of $170,900 from an entity related to an employee of the Company. The Company repaid the notes and advances and has no amounts due this entity at December 31, 2002.

In June 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a former director of the Company. This note was in default December 31, 2002 and accruing interest at 18% per annum. In February 2003 the former director exercised stock options for 862,500 shares of the Company's common stock using the note and accrued interest through the date of exercise as payment of the aggregate exercise price of $276,000.

Pursuant to the transition services agreement, CT Holdings reimburses the Company $20,000 per month for the shared services of the Company's CEO, CFO and administration staff. At December 31, 2002 the Company has a $150,000 receivable due from CT Holdings for these services since May 17, 2002, the Distribution Date. Due to the cash deficiency of CT Holdings the receivable was fully reserved and the Company continues to show the costs of these services as a general and administrative expense in the statement of operations.

NOTE L - WRITE-OFF OF ACCOUNTS PAYABLE

During the year ended December 31, 2002, the Company wrote off certain accounts payable balances relating to years prior to 2001 totaling $369,036 as the Company no longer believes that they represent liabilities of the Company.
These amounts were written off primarily because the vendor is no longer in business or the Company has not had any communication with the vendor in several years.

NOTE M - SUBSEQUENT EVENTS

In the January 2003 the Company issued 3,275,000 shares of common stock to accredited investors in a private equity placement for proceeds of $2,378,125 net of transaction costs and expenses including placement fees of $196,875 and approximately $50,000 of professional fees. In addition, the investors received warrants to purchase 1,637,500 shares of common stock at $1.50 per share. The warrants expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share with the same expiration terms. The Company is has agreed to file a registration statement to register the shares issued in the private placement and the shares underlying the warrants.

In February 2003 a former director exercised stock options for 862,500 shares of the Company's common stock using the note and accrued interest through the date of exercise as payment of the aggregate exercise price of $276,000. The Company repaid principal and interest related to notes payable and advances to the Company's Chief Executive officer in the amount of $550,000. In addition, the Company repaid the $200,000 8% note payable to a shareholder in February 2003.

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a greater than 5% shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. Subsequent to December 31, 2002 the shareholder converted the note and accordingly 675,000 shares of Citadel common stock were issued.