Form 10QSB
period 2003-03-31
CITADEL SECURITY SOFTWARE INC
filed 2003-05-15
CIK 1164552

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                                  Yes[X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                               Outstanding at May 12, 2003
 Common Stock, Par value $.01 per share                    21,910,498

          Transitional Small Business Disclosure Format Yes [_] No [X]

                         CITADEL SECURITY SOFTWARE INC.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2003


Table of Contents
                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of
   March 31, 2003 (unaudited) and December 31, 2002         3

Unaudited Statements of Operations for the three months
   ended March 31, 2003 and 2002                            4

Unaudited Statements of Cash Flows for the three months
   ended March 31, 2003 and 2002                            5

Notes to Unaudited Interim Financial Statements             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                15

Item 3. Controls and Procedures                            37


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                 38

Item 2.  Changes in Securities and Use of Proceeds         38

Item 6.  Exhibits and Reports on Form 8-K                  39

Signatures                                                 41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CITADEL SECURITY SOFTWARE INC.
                                 BALANCE SHEETS

                                                                     March 31,
                                                                       2003        December 31,
                                                                    (unaudited)        2002
                                                                    ------------  -------------
                            ASSETS
                            ------
CURRENT ASSETS
   Cash and cash equivalents                                        $   123,996   $     12,829
   Accounts receivable - trade,
     less allowance of $21,702 and $20,000                              131,475        166,665
   Note receivable                                                            -        201,000
   Prepaid expenses and other current assets                            127,224         56,197
                                                                    ------------  -------------
   Total current assets                                                 382,695        436,691


PROPERTY AND EQUIPMENT, net                                             450,594        432,461
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $2,717,702 and $2,671,256              1,091,374        651,554
OTHER ASSETS                                                             17,243         17,243
                                                                    ------------  -------------
TOTAL ASSETS                                                       $  1,941,906   $  1,537,949
                                                                   =============  =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $  1,517,566   $  1,416,196
   Payroll tax obligations                                              716,840        788,562
   Accrued compensation                                                 195,192        265,440
   Deferred revenue                                                     138,837        150,193
   Notes payable to shareholders, net of
      debt discount of $12,000 and $47,083                              213,000        402,917
   Notes and advances payable to related parties                         27,986        841,541
                                                                    ------------  -------------
   Total current liabilities                                          2,809,421      3,864,849

COMMITMENTS AND CONTINGENCIES (NOTE D)

PREFERRED STOCK
   1,000,000 shares authorized; no shares issued or outstanding
COMMON STOCK - $.01 par value; 50,000,000 shares authorized;
   20,068,077 and 15,255,577 shares issued                              200,680        152,555
ADDITIONAL PAID-IN CAPITAL                                           31,538,274     28,889,332
ACCUMULATED DEFICIT                                                 (32,606,469)   (31,368,787)
                                                                    ------------  -------------
STOCKHOLDERS' DEFICIT                                                  (867,515)    (2,326,900)
                                                                    ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,941,906   $  1,537,949
                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                               Three Months Ended
                                                                    March 31,
                                                       -----------------------------
                                                            2003             2002
                                                       -------------    ------------
Revenue
   License fees                                         $    187,598    $     87,750
   Customer support and services                              86,332           1,526
                                                        ------------    ------------
                                                             273,930          89,276

Costs of revenue
   Software amortization                                      46,446           5,000
   Customer support costs                                     21,787               -
   Shipping and other costs                                      567           2,092
                                                        ------------    ------------
   Total costs of revenue                                     68,800           7,092

Operating expenses
   Selling, general and administrative expense             1,285,645         594,162
   Product development expense                                65,705          40,675
   Depreciation expense                                       38,044          16,929
                                                        ------------    ------------
Total operating expenses                                   1,389,394         651,766
                                                        ------------    ------------
Operating loss                                            (1,184,264)       (569,582)

Interest expense                                             (53,418)             -
                                                        ------------     -----------
Loss before income taxes                                  (1,237,682)       (569,582)
Provision for income taxes                                        -                -
                                                        ------------    ------------
Net loss                                                $ (1,237,682)   $   (569,582)
                                                        ============    ============
Weighted average common shares outstanding - basic
   and diluted                                            18,300,438      12,458,687
                                                        ============    ============
Net loss per share - basic and diluted                  $      (0.07)   $      (0.05)
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                               Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                               2003          2002
                                                          -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(1,237,682)   $(569,582)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                            84,489       21,929
        Provision for returns, allowances and bad debts           1,702        5,000
        Amortization of debt discount                            35,083            -
        Warrants issued for services                             23,600            -
   Changes in operating assets and liabilities
        Accounts receivable                                      33,488      (27,156)
        Prepaid expenses and other current assets               (71,027)      (3,486)
        Other assets                                                 -         7,408
        Accounts payable and accrued expenses                   127,370      563,308
        Payroll tax liability                                   (71,722)           -
        Accrued compensation                                    (70,248)           -
        Deferred revenue                                        (11,356)      14,552
                                                              ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,156,303)      11,973

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          (56,176)     (14,773)
   Capitalized software development costs                      (486,266)    (131,174)
   Payment received on note receivable                          201,000           -
                                                              ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                          (341,442)    (145,947)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                 2,397,467            -
   Proceeds of notes and advances from
     related parties                                            141,445            -
   Payments of notes and advances from
     related parties                                           (705,000)           -
   Payments of notes payable                                   (225,000)           -
   Net contribution from Parent                                       -       70,811
                                                              ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,608,912       70,811
                                                              ---------    ---------
   Net increase in cash and cash equivalents                    111,167      (63,163)
   Cash and cash equivalents at the beginning
     of the period                                               12,829       75,030
                                                              ---------    ---------
   Cash and cash equivalents at the end of the period         $ 123,996    $  11,867
                                                              =========    =========

Non cash financing items:
   Exercise of stock options in exchange for note payable
     plus accrued interest due former director                $ 276,000    $       -
                                                              =========    =========

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC. NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of Citadel Security Software Inc. ("Citadel" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). The unaudited financial statements presented for three months ended March 31, 2002 herein include the accounts of the security software operations of CT Holdings Inc. ("CT Holdings") which were contributed to Citadel as part of the distribution described below. For the three months ended March 31, 2002 certain of CT Holdings' assets, liabilities and expenses have been allocated to Citadel based on an estimate of the proportion of corporate amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001 included in the Company's Form 10-KSB on file with the Commission.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Company set May 6, 2002 as the record date and May 17, 2002 as the Distribution Date. The Distribution consisted of one (1) share of Citadel common stock for every four (4) shares of CT Holdings common stock (the Distribution Ratio) held by CT Holdings shareholders as of May 6, 2002. Following the Distribution, Citadel became an independent company and CT Holdings has no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to shareholders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are typically licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules(R), WinShield(TM) Secure PC(TM) and NetOFF(TM), provide flexibility and scalability to network security administrators for automating the remediation of security vulnerabilities and for managing security policies within computing environments. These security software solutions run on servers and workstations to provide controlled automation of the remediation process of network security vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software defects and other causes of network security vulnerabilities in computing systems.

Liquidity

The Company has incurred recurring operating losses, negative cash flow from operations and has a cash balance at March 31, 2003 of approximately $124,000, a significant deficiency in working capital of approximately $2,400,000 and a stockholders' deficit of approximately $868,000. The Company has received a report from its independent auditors for its year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to recurring operating losses and working capital deficiency. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and the identification of financing alternatives.

In January 2003, the Company closed a private equity placement to accredited investors and received net proceeds of approximately $2,397,000 from the issuance of 3,275,000 shares of unregistered common stock and issued warrants to the accredited investors for approximately 1,637,500 shares of common stock with an exercise price of $1.50 per share and warrants to the placement agent for 245,625 shares of common stock at an exercise price of $1.18 per share.

On April 21, 2003, the Company amended the warrants issued to the accredited investors and the placement agent in the January 2003 private placement (the "Prior Warrants") to reduce the exercise price to $0.80 per share for a period ending on May 6, 2003. Accredited investors and the placement agent who exercised their Prior Warrants on or before May 6, 2003 received new warrants covering the same number of shares of the Prior Warrants exercised up to 1,883,125 shares (collectively the "New Warrants").

Accredited investors and the placement agent holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal, accounting and placement agent fees of approximately $100,000). As a result, New Warrants to purchase 1,560,559 shares of Citadel common stock will remain outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued expired.

In addition, on May 6, 2003, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of the number of New Warrants issued. The exercise price of the placement agent's warrants is $1.80, the closing price of Citadel common stock on May 6, 2003 and the warrants have a five year term. The proceeds of the transaction will be used for general working capital purposes.

The net proceeds received from the January 2003 financing and the April 2003 warrant exercises totaling approximately $3.5 million coupled with management's forecast of revenue in 2003 is expected to provide sufficient working capital for the next twelve months. However if the timing of revenue and the related cash collections are delayed three to six months from the timing of revenue and cash collections in our operating plan then, an additional $1.5 million to $2.5 million in funds may be needed to fund operations for the next twelve months.

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

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". License revenue is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software patches, point releases of new features and functionality and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. The Company's products are typically licensed standalone and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue would be allocated to the components based on vender specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 101.

Customers may download the Company's products from its website, obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers. The Company's products are not licensed through retail distribution channels. A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $21,702 has been recorded at March 31, 2003. This estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2003 or at December 31, 2002.

The Company also offers its Hercules product to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use Hercules, post sale customer support and vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payments terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the three months ended March 31, 2003 or 2002.

The Company's product strategy is structured around the current and future releases of Microsoft Windows operating system, as well as versions of UNIX and Linux operating systems. A 2003 release of Hercules will support versions of UNIX-Solaris and Linux-Red Hat operating system platforms. These operating systems are well established and the Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's licensing models.

Software Development Costs

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are recorded as product development expense. Product development expense, net of capitalized software development costs, was $65,705 and $40,675 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the Company capitalized software development costs of $486,266 and $131,174 for the three months ended March 31, 2003 and 2002, respectively. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. Amortization expense related to capitalized software development costs was $46,446 and $5,000 for the three months ended March 31, 2003 and 2002, respectively.

At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenues of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at March 31, 2003, at December 31, 2002 or during the three months ended March 31, 2002.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options or warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. For the three months ended March 31, 2003, the weighted average number of Citadel shares was 18,300,348. The effect of Citadel stock options for 5,897,000 shares of Citadel common stock and 1,933,125 Citadel warrants outstanding at March 31, 2003 have been excluded from the weighted average shares computation as they are antidilutive.

Prior to the Distribution Date, the CT Holdings weighted average shares divided by the Distribution ratio was used as a proxy for Citadel weighted average shares outstanding. For the three months ended March 31, 2002 the weighted average number of shares of common stock outstanding has been computed using the weighted average number of CT Holdings common shares outstanding of 49,834,747 for the three months ended March 31, 2002, divided by four (the Distribution Ratio) resulting in weighted average shares for Citadel of 12,458,687 for the three months ended March 31, 2002. The effect of 10,928,350 CT Holdings options and 2,351,601 CT Holdings warrants outstanding at March 31, 2002 plus 3,220,000 Citadel options outstanding at March 31, 2002 have been excluded from the weighted average shares computation as they are antidilutive.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended March 31, 2003 and 2002, the pro forma effect on net loss and net loss per share would have been as follows:

                                                   Three Months Ended
                                                        March 31,
                                                   2003          2002
                                               ------------  ------------
Net loss attributable
   to common stockholders
   as reported                                 $(1,237,682)    $(569,582)

Add: Stock-based employee
   compensation expense included
   in reported net loss                                  -             -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                   (204,621)       (7,140)
                                               -----------   -----------
Pro forma net loss                             $(1,442,303)  $  (576,722)
                                               ============  ============

Net loss per common share - basic and diluted
   As reported                                 $     (0.07)  $     (0.05)
                                               ============  ============
   Pro forma                                   $     (0.08)  $     (0.05)
                                               ============  ============

NOTE B - PAYROLL TAX OBLIGATIONS

The Company has timely filed its Federal and State employer and employee payroll tax forms during the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001 but has an estimated obligation at March 31, 2003 to remit $716,840 of payroll taxes and related late payment penalties for these periods. The Company has estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to an estimated accrual for interest and penalties. The liability is reflected in the accompanying financial statements as payroll tax obligations.

NOTE C - NOTES AND ADVANCES PAYABLE

Notes payable to shareholders consist of the following:

                                               March 31,     December 31,
                                                 2003           2002
                                               ----------    -----------
8% Note payable due February 11, 2003         $       -       $ 200,000
8% Note payable due May 16, 2003                 225,000        250,000
Unamortized debt discount                        (12,000)       (47,083)
                                              -----------     ----------
                                              $  213,000      $ 402,917
                                              ===========     ==========

On September 11, 2002 the Company entered into a $200,000 8% note payable due January 11, 2003 that was personally guaranteed by the Company's Chief Executive Officer. The due date was later extended by the noteholder to February 11, 2003. In the event of payment default the note would accrue interest at 18% per annum. At the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $0.30 per share. In conjunction with this note, the Company entered into a stock purchase agreement with the principals of the entity holding the note payable. Under this agreement the Company sold 200,000 shares of its common stock for $2,000, $0.01 per share. The Company recorded unamortized debt discount of $64,666 representing the difference between the proceeds of $2,000 and the fair value of the stock and amortized the debt discount over the term of the note. The Company recognized $24,250 of debt discount as interest expense in the quarter ended March 31, 2003. The note was repaid in February 2003.

On December 9, 2002 the Company entered into a $250,000 8% note payable due May 16, 2003 that was personally guaranteed by the Company's Chief Executive Officer. In conjunction with this note, the Company entered into a stock purchase agreement with the noteholder and issued 50,000 shares of its common stock for $500, $0.01 per share, to be offset against accrued interest. The Company recorded a note discount of $8,611 representing the difference between the proceeds of $500 and the fair value of the stock. This discount has been amortized over the term of the note and approximately $2,611 of amortized discount expense is included in interest expense. In January 2003 the Company repaid $25,000 of the principal balance of the note. In April 2003, the noteholder entered into an agreement with the Company to convert the note plus accrued interest into 243,862 shares of common stock at a conversion price of $0.95 per share. The difference between the conversion price and the fair value of the shares on the conversion date of approximately $54,000 will be charged to interest expense in the second quarter of 2003.

Notes and advances payable to related parties consist of the following:

                                               March 31,      December 31,
                                                 2003             2002
                                              ----------      ------------
8% Note payable to a former director
    due July 31, 2002                         $        -      $  250,000
8% Demand note payable to an officer              20,000         270,000
8% Note payable to an officer
    due February 28, 2003                             -          300,000
Non-interest bearing advance from
    an officer due on demand                       7,986          21,541
                                               ---------      ----------
                                              $   27,986      $  841,541
                                              ==========      ==========

On June 13, 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a former director of the Company. During the quarter ended March 31, 2003 the former director exercised stock options for 862,500 shares of the Company's common stock using the note plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000.

On November 5, 2002 the Company entered into a $270,000 secured promissory note due on demand and a $300,000 8% note payable due February 28, 2003 to the Company's Chief Executive Officer. The notes were secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes would become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released.

NOTE D - COMMON STOCK AND WARRANTS ISSUED

In January 2003 the Company issued 3,275,000 shares of common stock to accredited investors in a private equity placement under the exemption from registration Rule 506 under the Securities Act for proceeds of approximately $2,397,000 net of transaction costs and expenses including placement fees of $196,875 and an estimate of $31,000 for professional fees. The accredited investors also received warrants to purchase 1,637,500 shares of common stock at $1.50 per share. The warrants expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share with the same expiration terms. The Company has agreed to file a registration statement to register the shares issued in the private placement and the shares underlying the warrants.

On April 21, 2003, the Company amended the warrants issued to the accredited investors and the placement agent in the January 2003 private placement (the "Prior Warrants") to reduce the exercise price to $0.80 per share for a period ending on May 6, 2003. Accredited investors and the placement agent who exercised their Prior Warrants on or before May 6, 2003 received new warrants covering the same number of shares of the Prior Warrants exercised up to 1,883,125 shares (collectively the "New Warrants").

Accredited investors and the placement agent holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal, accounting and placement agent fees of approximately $100,000). As a result, New Warrants to purchase 1,560,559 shares of Citadel common stock will remain outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued expired.

In addition, on May 6, 2003, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of the number of New Warrants issued. The exercise price of the placement agent's warrants is $1.80, the closing price of Citadel common stock on May 6, 2003 and the warrants have a five year term. The proceeds of the transaction will be used for general working capital purposes.

NOTE E - COMMITMENT TO ISSUE STOCK RELATED TO THE CONVERSION FEATURE OF CT HOLDINGS NOTE PAYABLE

On April 1, 2002, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. In February 2003 the note was converted by the noteholder and 675,000 shares of the Company's common stock were issued to the noteholder.

On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities. CT Holdings had reached agreement in principle regarding the settlements but at December 31, 2002 the Company had not completed negotiations with all the parties. Accordingly, should CT Holdings ultimately complete the negotiations and issue these shares, up to 262,500 shares of Citadel common stock would be issuable and accordingly, 262,500 shares have been reserved for issuance to the parties to the settlements.

In June 2001, two directors of CT Holdings funded and guaranteed CT Holdings' participation in a bank bridge loan of an affiliate of CT Holdings. In consideration for this funding and guarantees, CT Holdings agreed to permit the directors to exchange up to 5,000,000 affiliate company shares into up to 6,000,000 shares of CT Holdings' common stock including a right to any dividends. The exercise of this exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock.

NOTE F - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at March 31, 2003 and December 31, 2002.

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

NOTE G - SUBSEQUENT EVENTS

During the second quarter of 2003 the Company received net proceeds of approximately $1,148,000 from the exercise of warrants held by the accredited investors, including the placement agent, who participated in the January 2003 private placement. See Note D - Common Stock and Warrants Issued for a description of the transaction.

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash and Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable will be fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

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

Our products are typically sold standalone and are not bundled with professional services, training or other products and services. Should we group additional products or services together as an offering in the future, revenue would be allocated to the components based on vendor specific objective evidence ("VSOE") and recognized based on the fair value of that component had each been sold separately. In determining VSOE, management considers several factors that include price lists, historical transactions with similar terms and conditions and the interpretation of the contractual agreement. If any of these factors are misinterpreted, the result could be an error in the amount or period of the revenue recognized.

Our Hercules product is available to our customers under a two-year subscription license in addition to a perpetual license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and remediation signature updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received.

The subscription license model offers customers under budget constraints the ability to license Hercules for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow as compared to the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. Since this is a new licensing model for us there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

Customers may obtain a license to our products from our direct sales organization, and through promotions or reseller agreements with independent third parties. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly we record a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds, average invoice size and other known data as well as market and economic conditions. Software code is inherently subject to program coding errors commonly referred to as software "bugs." Changes in the estimates of product returns could occur should our software experience an unusually high number of bugs. While the product may perform substantially in accordance with written specifications management may decide to allow customers to return product or to incur costs to develop a software patch to replace the code causing the bug. While historical returns of product have been minimal there can be no assurance that our historical returns are representative of future returns.

Our products are not sold through retail distribution channels. Resellers and systems integrators generally order product when they receive an order from their end user customer and receive a reseller discount from our product and customer support contract list price for generating the order. Current reseller agreements do not provide for a contractual right of return, future price concessions, minimum inventory commitments, nor is payment contingent upon the reseller's future sales of our products. Revenue generated through distribution and marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products function, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003
As Compared With The Three Months Ended March 31, 2002

Revenue

Revenue for the three months ended March 31, 2003 was $273,930 versus $89,276 for the three months ended March 31, 2002, an increase of $184,654 or 207%. The components of revenue were as follows:

                                                 Three Months Ended
                                                       March 31,
                                                   2003        2002
                                                -----------  --------
          Revenue from:
            License fees
               Hercules                         $  117,798   $      -
               SecurePC                             52,603     70,022
               NetOFF                               17,197     22,728
                                                -----------  --------
                                                   187,598     92,750
            Customer support contracts              77,606      1,526
            Other services                           8,726          -
                                                -----------  --------
                                                   273,930     94,276
          Provision for returns and allowances           -     (5,000)
                                                -----------  --------
                                                $  273,930   $ 89,276
                                                ===========  ========

The increase in revenue is due primarily to the license fees and customer support contract revenue recognized from the licensing of Hercules. The increase in customer support contract revenue recognized is attributable to the higher number of active customer support contracts during the quarter ended March 31, 2003 versus the quarter ended March 31, 2002.

We focus our licensing efforts on industry segments including government, education, healthcare, financial institutions and corporations in all other industry segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services businesses ("GLB"), Government Information Systems Reform Act ("GISRA") and government initiatives under the National Strategy to Secure Cyberspace, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the three months ended March 31, 2003 and 2002 was as follows:

                                        Three Months Ended March 31,
                                             2003            2002
                                        -------------  -------------
     Healthcare                                   20%            34%
     Education                                    26%            16%
     Financial services                            1%            11%
     Government                                   30%             4%
     All other, primarily corporations            23%            35%

Revenue from customers representing 10% or more of total revenue during the three months ended March 31, 2003 and 2002, respectively, was as follows:

                                Three Months Ended
                                    March 31,
                                 2003       2002       Industry Segment
                               ---------  ---------    ----------------------
Gold Bank                          22%         -%      Financial Services
Veterans Administration
  Medical Centers of the
  Department of Veterans Affairs    -%        18%      Healthcare
Memorial Hermann Baptist Hospital   -%        16%      Healthcare

Costs of Revenue

Total costs of revenue were $68,800 for the three months ended March 31, 2003 versus $7,092 for the three months ended March 31, 2002. The components of costs of revenue are as follows:

                                          Three Months Ended
                                              March 31,
                                         2003            2002
                                       ----------     ----------
Costs of revenue
   Software amortization               $  46,446      $    5,000
   Customer support costs                 21,787               -
   Shipping, supplies and other              567           2,092
                                       ---------      ----------
   Total costs of revenue              $  68,800      $    7,092
                                       =========      ==========

During the year 2002 and the three months ended March 31, 2003 we launched the first release of Hercules and four point release updates of Hercules. As a result, software amortization expense increased $41,446, in the three months ended March 31, 2003 over the three months ended March 31, 2002 due to higher balances of capitalized software development costs primarily related to the capitalized development costs of Hercules. Our development plan for the remainder of 2003 includes the planned release of new features and functionality to our products, including version 2.0 of Hercules. Software amortization varies according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions. We expect that software amortization will increase in the remaining quarters of 2003 due to the start of amortization of the capitalized software development costs associated Hercules version 2.0 scheduled for release during the second quarter of 2003.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at March 31, 2003 and December 31, 2002 indicated that the unamortized capitalized software balances at March 31, 2003 and December 31, 2002 did not exceed net realizable value and accordingly no write-off was required during the three months ended March 31, 2003 or the year ended December 31, 2002. Because the net realizable value analysis involves assumptions as to future product revenues there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Under our post sale customer support agreements a customer receives telephone support and the right to receive software point releases and software patches. In addition to these services, Hercules customers receive updates to the vulnerability remediation signatures via Internet access to our VFlash remediation signature database. Our customer support organization was first formed in July 2002 with the assignment of personnel to the post sale customer support function and the implementation of a customer support call tracking system. The post sale customer support activities in periods prior to July 2002 were immaterial and generally not distinguishable from sales and marketing costs. Prior to July 2002 the costs to write the vulnerability remediation signatures for the initial release of Hercules were included in product development costs. The customer support costs for the three months ended March 31, 2003 of $21,787 include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the team that writes the vulnerability remediation signatures and manages the signature database.

We encourage our customers to download their licensed software programs and related documentation directly from our website. In many cases a limited use evaluation copy is downloaded as part of the technical sales effort prior to the customer committing to license the product. Once the customer issues a purchase order for the license a permanent license key is provided for the quantity and time frame of use. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. Shipping and preparation costs for the three months ended March 31, 2003 were $567 compared to $2,092 for the three months ended March 31, 2002. We expect that shipping and preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of $1,285,645 for the three months ended March 31, 2003 versus $594,162 for the three months ended March 31, 2002, representing an increase of $691,483 or 116%. Of this increase approximately $320,000 is attributable to the compensation, commissions and employee benefits as well as increased travel expenses of approximately $100,000 associated with the increase in the number of employees hired to execute our sales and marketing strategies surrounding our flagship product, Hercules. At March 31, 2003 we employed twenty (20) people in sales, marketing and business development, and seven (7) people in finance, administration and general management. This compares to eight (8) people in selling, marketing and business development, and five (5) in finance, administration and general management at March 31, 2002. Approximately $189,000 of the increase relates to professional fees associated with investment banking services, legal and accounting fees and public relations fees incurred in the first quarter of 2003. The remaining increase in selling and administrative expenses of approximately $63,000 is primarily due to the general increase in telephone, office supplies, recruiting fees and other similar overhead expenses associated with the increase in the number of personnel.

We are continuing to execute our business plan and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods causing an increase in the related compensation and benefits expenses. We do not anticipate a large increase in the number of administrative personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales engineering resources.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the three months ended March 31, 2003 we incurred $65,705 of product development expense which is net of $486,266 of capitalized software development costs. During the three months ended March 31, 2002 we incurred product development expenses of $40,675 net of $131,174 of capitalized software development costs.

Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At March 31, 2003 we employed twenty (20) people in development including our Chief Technology Officer. At March 31, 2002 we employed five (5) people in development.

We plan to add development resources to our team as is necessary to execute the development project plan in the future. Capitalized software development costs and product development expense are expected to increase as we continue the development of new versions of our products in the future.

DEPRECIATION EXPENSE

We recognize depreciation expense for the depreciation of property and equipment. Depreciation expense for the quarter ended March 31, 2003 was $38,044, compared to $16,929 for the three months ended March 31, 2002, an increase of $21,115, or 125%. We attribute this decrease to higher depreciable balances of property and equipment. Our business plan calls for the addition of staff in all departments. Although we have no material commitments for capital expenditures at March 31, 2003 the planned employee additions will require us to increase capital expenditures for computers and network infrastructure improvements and accordingly there will be an increase in capital expenditures and depreciation expense in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The balance of cash and cash equivalents at March 31, 2003 was $123,996. The net cash used in operating activities of $1,156,303 for the three months ended March 31, 2003 is principally a result of the net loss of $1,237,682 and a decrease in cash resulting from a net change in operating assets and liabilities of $63,495 offset by net non-cash charges of $144,874 primarily consisting of $84,489 of depreciation and amortization, a non-cash charge of $23,600 representing the fair value of stock warrants issued in lieu of cash for services, and $35,083 of debt discount amortization. The net cash provided by operating activities of $11,973 for the three months ended March 31, 2002 is principally a result of the net loss of $569,582 offset by non-cash charges of $26,929 for depreciation, amortization and bad debt expense plus an increase in cash resulting from a net change in operating assets and liabilities of $554,626.

Cash flows used by investing activities were $341,442, representing $56,176 purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and $486,266 of additions to capitalized software development costs related to the Hercules version 2.0 product development costs incurred during the three months ended March 31, 2003. In addition we received $201,000 from the payment of a note receivable. During the three months ended March 31, 2002 we acquired $14,773 of computers and software and capitalized $131,174 of software development costs directly related to the first release of Hercules in March 2002. As noted above, expenditures for computer equipment and our expansion of our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. There are no material commitments for new capital expenditures at March 31, 2003. In April 2003 a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash and Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year. Since CT Holdings has a significant cash deficiency and stockholders' deficit this demand note receivable will be fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

Cash flows provided by financing activities for the three months ended March 31, 2003 include the net proceeds of approximately $2,397,000 from the issuance of 3,275,000 shares of unregistered common stock and advances received from related parties of $141,445. During the quarter ended March 31, 2003 we repaid notes payable to third parties of $225,000 and reduced advances and notes payable to related parties by $705,000 of which $550,000 represented payments of notes payable to our CEO. In addition, during the quarter ended March 31, 2003 a former director exercised stock options for 862,500 shares of the Company's common stock using a $250,000 note payable to the former director plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000. At March 31, 2002 we were a subsidiary of CT Holdings and as a result, cash flows provided by financing activities are represented by the contribution from CT Holdings, our parent prior to the Distribution, of $70,811 for the three months ended March 31, 2002.

As a result of the aforementioned factors, cash and cash equivalents increased by $111,167 for the quarter ended March 31, 2003, versus a decrease of $63,163 for the three months ended March 31, 2002.

Liquidity

We have received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our working capital deficiency. In addition, geopolitical and information technology industry conditions during the first quarter of 2003 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has incurred recurring operating losses, negative cash flow from operations and has a cash balance at March 31, 2003 of approximately $124,000, a significant deficiency in working capital of approximately $2.4 million and a stockholders' deficit of approximately $868,000. The liquidity situation is being addressed through the execution of the business plan and the identification of financing alternatives. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules.

In January 2003, the Company closed a private equity placement to accredited investors and received net proceeds of approximately $2,397,000 from the issuance of 3,275,000 shares of common stock and issued warrants to the accredited investors for approximately 1,637,500 shares of common stock with an exercise price of $1.50 per share and warrants to the placement agent for 245,625 shares of common stock at an exercise price of $1.18 per share.

On April 21, 2003, the Company amended the warrants issued to the accredited investors and the placement agent in the January 2003 private placement (the "Prior Warrants") to reduce the exercise price to $0.80 per share for a period ending on May 6, 2003. Accredited investors and the placement agent who exercised their Prior Warrants on or before May 6, 2003 received new warrants covering the same number of shares of the Prior Warrants exercised up to 1,883,125 shares (collectively the "New Warrants").

Accredited investors and the placement agent holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal, accounting and placement agent fees of approximately $100,000). As a result, New Warrants to purchase 1,560,559 shares of Citadel common stock will remain outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued expired.

In addition, on May 6, 2003, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of the number of New Warrants issued. The exercise price of the placement agent's warrants is $1.80, the closing price of Citadel common stock on May 6, 2003 and the warrants have a five year term. The proceeds of the transaction will be used for general working capital purposes.

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

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report on Form 10-QSB and the Form 10-KSB for the years ended December 31, 2002 and 2001 on file with the Securities and Exchange Commission. The following risks relate principally to the Distribution and Citadel's business. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of Citadel could be materially adversely affected. If that happens, the trading prices of shares of Citadel common stock ("Citadel Shares") could decline significantly.

The risk factors below contain forward-looking statements regarding the Distribution and Citadel. Actual results could differ materially from those set forth in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we had incurred recurring operating losses and had a working capital deficiency. In addition, geopolitical and information technology industry conditions during the first quarter of 2003 raise substantial doubt about the Company's ability to continue as a going concern. These conditions, if they continue, could raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described below. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has incurred recurring operating losses, negative cash flow from operations and has a cash balance at March 31, 2003 of approximately $124,000, a significant deficiency in working capital of $2.4 million and a stockholders' deficit of approximately $868,000. The liquidity situation is being addressed through the execution of the business plan and the identification of financing alternatives. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules.

In January 2003, the Company closed a private equity placement to accredited investors and received net proceeds of approximately $2,397,000 from the issuance of 3,275,000 shares of common stock and issued warrants to the accredited investors for approximately 1,637,500 shares of common stock with an exercise price of $1.50 per share and warrants to the placement agent for 245,625 shares of common stock at an exercise price of $1.18 per share.

On April 21, 2003, the Company amended the warrants issued to the accredited investors and the placement agent in the January 2003 private placement (the "Prior Warrants") to reduce the exercise price to $0.80 per share for a period ending on May 6, 2003. Accredited investors and the placement agent who exercised their Prior Warrants on or before May 6, 2003 received new warrants covering the same number of shares of the Prior Warrants exercised up to 1,883,125 shares (collectively the "New Warrants").

Accredited investors and the placement agent holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal, accounting and placement agent fees of approximately $100,000). As a result, New Warrants to purchase 1,560,559 shares of Citadel common stock will remain outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued expired.

In addition, on May 6, 2003, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of the number of New Warrants issued. The exercise price of the placement agent's warrants is $1.80, the closing price of Citadel common stock on May 6, 2003 and the warrants have a five year term. The proceeds of the transaction will be used for general working capital purposes.

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 payable in cash and Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year. Since CT Holdings has a significant cash deficiency and stockholders' deficit this demand note receivable will be fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT, AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Adverse economic conditions worldwide have contributed to a material slowdown in information technology spending and may continue to adversely impact our business, resulting in:

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

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR AS A RESULT OF OPTION AND WARRANT EXERCISES

If future operations or acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Citadel Shares.

Citadel has granted options to purchase Citadel Shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase approximately 6,077,500 Citadel Shares are outstanding at May 12, 2003. In addition, primarily due to the January and April financing transactions, warrants for approximately 1,982,139 shares of common stock are outstanding. The issuance of Citadel Shares upon the exercise of these options and warrants may result in dilution to the Citadel stockholders.

CITADEL HAS VERY LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY

Although CT Holdings and its predecessors have operated as a reporting public company since 1994 and sold security software since 1996, Citadel has a very limited operating history as an independent public company after the Distribution in May 2002. Prior to the Distribution, since the businesses that comprise each of Citadel and CT Holdings were under one ultimate parent, they were able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Distribution, Citadel has relied solely on the security software business for such requirements. The security software business has operated at a loss in the past for CT Holdings and for Citadel following the Distribution, and there can be no assurance that such losses will not continue or increase. Additionally, Citadel's business relied on CT Holdings prior to the Distribution for various financial, administrative and managerial expertise in conducting its operations. Following the Distribution, Citadel has maintained its own credit and banking relationships and performed its own financial and investor relations functions. While a significant number of key employees of CT Holdings have been employed by Citadel following the Distribution, there can be no assurance that Citadel will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

CITADEL'S HISTORICAL FINANCIAL INFORMATION PRIOR TO THE DISTRIBUTION MAY BE OF LIMITED RELEVANCE

The financial statements of Citadel for periods prior to the Distribution include the accounts of the security software business of CT Holdings' operations and have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present Citadel's financial position, results of operations, and cash flows as derived from CT Holdings' historical financial statements. Certain CT Holdings assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of corporate amounts allocable to Citadel, using such factors as revenues, number of employees, and other relevant factors. In the opinion of Citadel's management, the allocations were made on a reasonable basis. Citadel's management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company.

The historical financial information for periods prior to the Distribution included in this Form 10-QSB does not reflect the results of operations, financial position and cash flows of Citadel in the future and only estimates the results of operations, financial position and cash flows of Citadel had it operated as a separate stand-alone entity during the periods presented. The financial information for periods prior to the Distribution included herein does not reflect any changes that have occurred and may occur in the funding and operations of Citadel as a result of the Distribution.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Form 10-QSB, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

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

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES.

We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Resource constraints including access to adequate capital to fund operations or to attract and retain highly skilled software developers may cause us to fall behind in incorporating future technologies into our products or react adequately to changing technology market conditions. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

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

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. As part of CT Holdings, we completed a number of acquisitions and dispositions of technologies, companies and products and as Citadel, we may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

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

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS.

We make our products available for download over the Internet, among other channels. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $21,702 has been recorded at March 31, 2003. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2003 or December 31, 2002. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

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

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN.

We believe that we will need to continue to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

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

WE MUST MANAGE AND RESTRUCTURE OUR OPERATIONS EFFECTIVELY.

We continually re-evaluate our product and corporate strategy. We have in the past undertaken and will in the future undertake organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which may require ongoing stockholder approval. In addition, recently proposed accounting rules may require that the fair value of the stock options issued to employees be expensed as compensation expense. If adopted, this change in accounting could increase total expenses such that profitability on a quarterly or annual basis may not be achieved in the foreseeable future or may preclude the issuance of new options to attract and retain qualified personnel.

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

CT Holdings is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the Distribution, CT Holdings or Citadel (1) was insolvent;
(2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, CT Holdings or Citadel would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures. See PART II, ITEM 1. LEGAL PROCEEDINGS.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement (the "Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the Agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at March 31, 2003 and December 31, 2002.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2003 the Company issued 3,275,000 shares of common stock to accredited investors in a private equity placement under the exemption from registration contained in Rule 506 under the Securities Act for proceeds of approximately $2,397,000 net of transaction costs and expenses including placement agent fees of $196,875 and an estimate of $31,000 for professional fees. In addition to the shares received, the investors received warrants to purchase 1,637,500 shares of common stock at $1.50 per share. The warrants expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share with the same expiration terms. If all the warrants were in-the-money and exercised approximately $2,700,000 of additional cash proceeds could be available to the Company. The Company agreed to file a registration statement to register the shares issued in the private placement and the shares underlying the warrants and filed the registration statement in April 2003.

On April 21, 2003, the Company amended the warrants issued to the accredited investors and the placement agent in the January 2003 private placement (the "Prior Warrants") to reduce the exercise price to $0.80 per share for a period ending on May 6, 2003. Accredited investors and the placement agent who exercised their Prior Warrants on or before May 6, 2003 received new warrants covering the same number of shares of the Prior Warrants exercised up to 1,883,125 shares (collectively the "New Warrants").

Accredited investors and the placement agent holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal, accounting and placement agent fees of approximately $100,000). As a result, New Warrants to purchase 1,560,559 shares of Citadel common stock will remain outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued expired.

In addition, on May 6, 2003, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of the number of New Warrants issued. The exercise price of the placement agent's warrants is $1.80, the closing price of Citadel common stock on May 6, 2003 and the warrants have a five year term. The proceeds of the transaction will be used for general working capital purposes.

The Prior Warrants and New Warrants were included in the Company's registration statement on Form SB-2 filed in April 2003.

In February 2003 Mr. Lawrence Lacerte, a former director of the Company and an accredited investor, exercised stock options for 862,500 shares of the Company's common stock. The aggregate exercised price of $276,000 was settled with the offset and cancellation of a $250,000, 8% note payable from the Company to Mr. Lacerte plus accrued interest of $26,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
On February 13, 2003 the Company filed a current report on Form 8-K which included a press release announcing the closing of a private placement on January 30, 2003 for the gross proceeds of approximately $2.5 million.

On March 7, 2003 the Company filed a current report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.

On April 21, 2003, the Company filed a current report on Form 8-K to report the issuance 1,637,500 new warrants to the accredited investors who participated in the January 2003 private placement plus 245,625 warrants to the placement agent (collectively the "New Warrants").

On May 6, 2003 the Company filed a current report on Form 8-K to announce that investors holding Prior Warrants to purchase 1,623,059 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of $1,298,447 to Citadel (before legal and accounting fees and a placement agent fee of approximately $100,000).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citadel Security Software Inc.
(REGISTRANT)

Date: May 15, 2003                   By: /s/ STEVEN B. SOLOMON
                                     -------------------------------------------
                                     Steven B. Solomon,
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)


                                     /s/ RICHARD CONNELLY
                                     -------------------------------------------
                                     Richard Connelly,
                                     Chief Financial Officer
                                     (Duly Authorized Signatory and
                                     Principal Accounting and Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven B. Solomon, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Citadel Security Software Inc. a Delaware corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/  Steven B. Solomon
---------------------------
Steven B. Solomon, Chief Executive Officer
Principal Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: May 15, 2003

/s/  Richard Connelly
---------------------------
Richard Connelly, Chief Financial Officer
Principal Financial Officer