Form 10QSB
period 2003-06-30
CITADEL SECURITY SOFTWARE INC
filed 2003-08-12
CIK 1164552

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding at August 11, 2003

Common Stock, Par value $.01 per share            22,010,498


Transitional Small Business Disclosure Format Yes  [_]  No [X]

                        CITADEL SECURITY SOFTWARE INC.
                                 FORM 10-QSB
                     QUARTERLY PERIOD ENDED JUNE 30, 2003
                               TABLE OF CONTENTS



                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets
          as of June 30, 2003 (unaudited) and December 31, 2002             3

     Unaudited Statements of Operations
          for the three and six months ended June 30, 2003 and 2002         4

     Unaudited Statements of Cash Flows
          for the six months ended June 30, 2003 and 2002                   5

     Notes to Unaudited Interim Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              17

Item 3.      Controls and Procedures                                       45

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                             46

Item 2.      Recent Sales Of Unregistered Securities and
               Use Of Proceeds Of Registered Securities                    46

Item 6.      Exhibits and Reports on Form 8-K                              48

Signatures                                                                 50

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CITADEL SECURITY SOFTWARE INC.
                                BALANCE SHEETS

                                                            June 30,
                                                              2003       December 31,
                                                          (unaudited)       2002
                                                         -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and cash equivalents                              $     47,733   $     12,829
  Accounts receivable-trade, less allowance
   of $26,189 and $20,000                                     350,194        166,665
  Note receivable                                                  -         201,000
  Prepaid expenses and other current assets                   127,570         56,197
                                                         ------------   ------------
  Total current assets                                        525,497        436,691

PROPERTY AND EQUIPMENT, net                                   508,286        432,461
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $2,807,708
  and $2,671,256                                            1,417,871        651,554
OTHER ASSETS                                                   17,243         17,243
                                                         ------------   ------------
  TOTAL ASSETS                                           $  2,468,897   $  1,537,949
                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $  1,774,430   $  1,416,196
  Payroll tax obligations                                     665,154        788,562
  Accrued compensation                                        369,859        265,440
  Deferred revenue                                            402,162        150,193
  Note payable to shareholders, net of
   debt discount of $47,083                                        -         402,917
  Notes and advances payable to related parties                26,274        841,541
                                                         ------------   ------------
  Total current liabilities                                 3,237,879      3,864,849

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $.01 par value per share;
  1,000,000 shares authorized; no shares issued
  or outstanding
COMMON STOCK, $.01 par value per share;
  50,000,000 shares authorized; 21,910,498 and
  15,255,577 shares issued and outstanding                    219,105        152,555
ADDITIONAL PAID-IN CAPITAL                                 32,994,902     28,889,332
ACCUMULATED DEFICIT                                       (33,982,989)   (31,368,787)
                                                         ------------   ------------
STOCKHOLDERS' DEFICIT                                        (768,982)    (2,326,900)
                                                         ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  2,468,897   $  1,537,949
                                                         ============   ============

The accompanying notes are an integral part of these financial statements.

                          CITADEL SECURITY SOFTWARE INC.
                        UNAUDITED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                      2003          2002            2003          2002
                                                  ------------  -----------    ------------   -----------
Revenue
  License fees                                    $  686,006    $  425,616     $   873,604    $  513,366
  Customer support and services                       93,055        31,835         179,387        33,361
                                                 ------------   -----------    ------------   -----------
    Total revenue                                    779,061       457,451     $ 1,052,991       546,727

Costs of revenue
  Software amortization                               90,006        28,676         136,452        33,676
  Customer support and services costs                 35,323             -          57,110             -
  Shipping and other costs                            17,885         1,534          18,452         3,626
                                                 ------------  ------------    ------------  ------------
    Total costs of revenue                           143,214        30,210         212,014        37,302

Operating expenses
  Selling, general and administrative expense      1,584,460       811,215       2,870,105     1,405,377
  Product development expense                         94,511       105,426         160,216       146,101
  Depreciation expense                                41,150         6,505          79,194        23,434
                                                 ------------  ------------    ------------  ------------
    Total operating expenses                       1,720,121       923,146       3,109,515     1,574,912
                                                 ------------  ------------    ------------  ------------
    Operating loss                                (1,084,274)     (495,905)     (2,268,538)   (1,065,487)

Interest expense                                     (67,246)       (2,000)       (120,664)       (2,000)
Write-off of note receivable from related party     (225,000)           -         (225,000)            -
                                                 ------------  ------------    ------------  ------------
Loss before income taxes                          (1,376,520)     (497,905)     (2,614,202)   (1,067,487)

Provision for income taxes                                 -             -               -             -
                                                 ------------  ------------    ------------  ------------
Net loss                                         $(1,376,520)  $  (497,905)    $(2,614,202)  $(1,067,487)
                                                 ============  ============    ============  ============

Net loss per share - basic and diluted           $     (0.06)  $     (0.04)    $     (0.13)  $     (0.08)
                                                 ============  ============    ============  ============

Weighted average shares outstanding -
    basic and diluted                             21,330,819    13,772,479      19,824,000    13,142,584
                                                 ============  ============    ============  ============

The accompanying notes are an integral part of these financial statements.

                         CITADEL SECURITY SOFTWARE INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                          2003          2002
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(2,614,202)  $(1,067,487)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                       215,646        57,110
      Provision for returns, allowances and bad debts       6,189        11,570
      Amortization of debt discount                        47,083             -
      Common stock and warrants issued for services        60,747             -
      Beneficial conversion feature of convertible
        debt recognized as interest expense                53,650             -
      Write-off of note receivable from related party     225,000             -
      Changes in operating assets and liabilities
        Accounts receivable                              (189,718)     (451,502)
        Prepaid expenses and other current assets         (41,600)       17,715
        Other assets                                            -         7,408
        Accounts payable and accrued expenses             390,903       730,476
        Payroll tax liability                            (123,408)      329,305
        Accrued compensation                              104,419             -
        Deferred revenue                                  251,969        85,857
                                                      ------------  ------------
      NET CASH USED IN OPERATING ACTIVITIES            (1,613,322)     (279,548)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                (155,019)      (34,165)
      Capitalized software development costs             (902,769)     (262,677)
      Payment received on note receivable                 201,000             -
      Issuance of note receivable to CT Holdings         (225,000)
                                                      ------------  ------------
      NET CASH USED IN INVESTING ACTIVITIES            (1,081,788)     (296,842)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from the issuance of common stock    2,397,467             -
      Net proceeds from the exercise of warrants        1,122,814             -
      Proceeds of notes and advances from
        related parties                                   525,733       335,000
      Payments on notes and advances from
        related parties                                (1,091,000)            -
      Proceeds from notes payable                               -        40,000
      Payments on notes payable                          (225,000)            -
      Net contribution from Parent                              -       200,131
                                                      ------------  ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         2,730,014       575,131
                                                      ------------  ------------
      Net increase (decrease) in cash
        and cash equivalents                               34,904        (1,259)
      Cash and cash equivalents at the beginning
        of the period                                      12,829        75,030
                                                      ------------  ------------
      Cash and cash equivalents at the end
        of the period                                 $    47,733   $    73,771
                                                      ============  ============

Non-cash financing items:
   Exercise of stock options in exchange for
    note payable plus accrued interest
    due former director                               $   276,000   $         -
                                                      ============  ============
   Conversion of note payable plus accrued interest
    into shares of common stock                       $   232,000   $         -
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND SIX
MONTHS ENDED JUNE 30, 2003 (unaudited)

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

The unaudited interim financial statements presented for all periods prior to May 17, 2002 include the accounts of CT Holdings, Inc.'s ("CT Holdings") security software operations. The Company began operations as a separate standalone company immediately following the distribution of Citadels' common stock to the shareholders of CT Holdings on May 17, 2002 as discussed below. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future periods. Prior to May 17, 2002 certain of CT Holdings' assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a standalone company. These financial statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001, included in Citadel's Form 10-KSB on file with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Company set May 6, 2002 as the record date and May 17, 2002 as the Distribution Date. The Distribution consisted of one (1) share of Citadel common stock for every four (4) shares of CT Holdings common stock (the Distribution Ratio) held by CT Holdings shareholders as of May 6, 2002. Following the Distribution, Citadel became an independent company. CT Holdings has no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to shareholders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are typically licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules(R), WinShield(R) Secure PC(TM) and NetOFF(TM), provide flexibility and scalability to network security administrators for automating vulnerability management, including remediation, and for managing security policies within computing environments. These security software solutions run on servers and workstations to provide controlled management of the remediation process of network security vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software defects and other causes of network security vulnerabilities in computing systems.

Liquidity

The Company has incurred recurring operating losses, negative cash flow from operations, has a cash balance at June 30, 2003 of approximately $48,000, a significant deficiency in working capital of approximately $2,700,000 and a stockholders' deficit of approximately $769,000. The Company has received a report from its independent auditors for its year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to recurring operating losses and working capital deficiency. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and the ability to obtain cash from financing alternatives.

To obtain funding for ongoing operations and reduction of liabilities, including debt to related parties, the Company entered into subscription agreements with 20 accredited investors (the "Accredited Investors") in January 2003 for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of placement agent, legal and accounting fees) and (ii) warrants to buy 1,637,500 shares of common stock with an exercise price of $1.50 per share. Warrants for 245,625 shares of common stock with an exercise price of $1.18 per share were issued to the placement agent upon the closing of the transaction.

To obtain additional working capital, in April 2003, the Company considered several financing alternatives including obtaining a bridge loan from the Accredited Investors. On April 21, 2003, in lieu of the bridge loan financing, the Company issued 1,637,500 new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003.

Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result, of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to April 1, 2006. New Warrants to purchase 1,560,559 shares of Citadel common stock are outstanding at June 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining

322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at June 30, 2003.

In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction were used for general working capital purposes.

The net proceeds received from the January 2003 financing and the April 2003 warrant exercises totaled approximately $3.5 million. It is expected that management's forecast of revenue for the remainder of the year ending December 31, 2003 may provide sufficient working capital for the next twelve months, however timing of the revenue and the subsequent cash receipts cannot be assured. If the timing of revenue and the related cash collections are delayed three to six months from the timing of revenue and cash collections in our operating plan then, an additional $2.5 million to $5.0 million in funds may be needed to fund operations for the next twelve months. There can be no assurance that management's execution of its operating plan and financing strategies will be successful or that other actions may not become necessary in order to raise capital. Consequently the Company, along with its investment banking firm, is seeking additional financing either through a bridge loan, another private placement of equity or other financing alternatives that may be presented. Although the Company has been successful raising capital in the past, any inability to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

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

The Company's products are typically licensed separately and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue would be allocated to the components based on vendor specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 101.

Customers may download the Company's products from its website, obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $26,189 has been recorded at June 30, 2003. This estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2003 or at December 31, 2002.

The Company also offers its Hercules product to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use Hercules, to post sale customer support and to the vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the three or six months ended June 30, 2003 or 2002.

The Company's product development strategy is structured around the current and future releases of Microsoft Windows operating system, as well as new and existing versions of UNIX and Linux operating systems. The May 2003 release of Hercules 2.0 supports versions of UNIX-Solaris and Linux-Red Hat operating system platforms. The operating systems supported are well established and the Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenues of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the three or six months ended June 30, 2003 and 2002 or at December 31, 2002. A summary of the costs and expenses discussed above is presented in the following table:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                    2003          2002          2003          2002
                                                ------------  ------------  ------------  ------------

    Product development expense, net of
      capitalized software development costs          94,511       105,426       160,216       146,101
    Software development costs capitalized           416,503       131,503       902,769       262,677
    Software amortization expense                     90,006        28,676       136,452        33,676

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options or warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2003, the weighted average number of Citadel shares was 21,330,819 and 19,824,000, respectively. The effect of Citadel stock options for 6,075,083 shares of Citadel common stock and 2,002,139 Citadel warrants outstanding at June 30, 2003 have been excluded from the weighted average shares computation as they are antidilutive.

For the quarter ended June 30, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from April 1, 2002 through the Distribution on May 17, 2002 divided by the Distribution Ratio plus the weighted average number of Citadel shares outstanding following the
Distribution through June 30, 2002.   This resulted in a blended weighted
average number of shares outstanding of 13,772,479 for the quarter ended June 30, 2002. Similarly, for the six months ended June 30, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from January 1, 2002 through the Distribution on May 17, 2002 divided by the Distribution Ratio plus the weighted average number of Citadel shares outstanding following the Distribution through June 30, 2002. This resulted in a blended weighted average number of shares outstanding of 13,142,584 for the six months ended June 30, 2002. The effect of 4,080,850 CT Holdings options and 2,520,505 CT Holdings warrants outstanding at May 17, 2002, the Distribution Date plus 3,336,000 Citadel options outstanding at June 30,

2002, the Distribution Date have been excluded from the weighted average shares computation for the three and six months ended June 30, 2002 as they are antidilutive.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and six months ended June 30, 2003 and 2002, the pro forma effect on net loss and net loss per share would have been as follows:

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                   2003          2002          2003          2002
                                               ------------  -----------  ------------  ------------
Net loss attributable
to common stockholders
   as reported                                 $(1,376,520)  $ (497,905)  $(2,614,202)  $(1,067,487)
Add: Stock-based employee
   compensation expense included
   in reported net loss                                  -            -             -             -
Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                   (117,938)     (64,963)     (322,559)      (72,103)
                                               ------------  -----------  ------------  ------------
Pro forma net loss                             $(1,494,458)  $ (562,868)  $(2,936,761)  $(1,139,590)
                                               ============  ===========  ============  ============
Net loss per common share - basic and diluted
   As reported                                 $     (0.06)  $    (0.04)  $     (0.13)  $     (0.08)
                                               ============  ===========  ============  ============
   Pro forma                                   $     (0.07)  $    (0.04)  $     (0.15)  $     (0.09)
                                               ============  ===========  ============  ============

NOTE B - PAYROLL TAX OBLIGATIONS

The Company has timely filed its federal and state employer and employee payroll tax forms during the three and six months ended June 30, 2003 and the years ended December 31, 2002 and 2001 but has an estimated obligation at June 30, 2003 to remit $665,154 of payroll taxes and related late payment penalties for these periods. The Company has estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to an estimated accrual for interest and penalties.

The liability is reflected in the accompanying financial statements as payroll tax obligations.

NOTE C - NOTES AND ADVANCES PAYABLE

Notes payable to shareholders consist of the following:

                                                JUNE 30,     DECEMBER 31,
                                                  2003           2002
                                              ----------      ---------
8% Note payable due February 11, 2003         $       -       $ 200,000
8% Note payable due May 16, 2003                      -         250,000
Unamortized debt discount                             -         (47,083)
                                              ----------      ---------
                                              $       -       $ 402,917
                                              ==========      =========

On September 11, 2002 the Company entered into a $200,000 8% note payable due January 11, 2003 that was personally guaranteed by the Company's Chief Executive Officer. The due date was later extended by the noteholder to February 11, 2003. In the event of payment default the note would accrue interest at 18% per annum and at the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $0.30 per share. In conjunction with this note, the Company entered into a stock purchase agreement with the principals of the entity holding the note payable. Under this agreement the Company sold 200,000 shares of its common stock for $2,000, or $0.01 per share. The Company recorded unamortized debt discount of $64,666 representing the difference between the proceeds of $2,000 and the fair value of the stock and amortized the debt discount over the term of the note. The Company recognized $24,250 of debt discount as interest expense in the six months ended June 30, 2003. The note was repaid in February 2003.

On December 9, 2002 the Company entered into a $250,000 8% note payable due May 16, 2003 that was personally guaranteed by the Company's Chief Executive Officer. In conjunction with this note, the Company entered into a stock purchase agreement with the noteholder and issued 50,000 shares of its common stock for $500, or $0.01 per share, offset against accrued interest. The Company recorded a note discount of $8,611 representing the difference between the proceeds of $500 and the fair value of the stock. This discount has been amortized over the term of the note and is included in interest expense. In January 2003 the Company repaid $25,000 of the principal balance of the note. In April 2003, the noteholder entered into an agreement with the Company to convert the note plus accrued interest into 243,862 shares of common stock at a conversion price of $0.95 per share. The difference between the conversion price and the fair value of the shares on the conversion date of approximately $54,000 has been charged to interest expense in the quarter ended June 30, 2003.

Notes and advances payable to related parties consist of the following:

                                               June 30,      December 31,
                                                 2003            2002
                                              ----------     ------------
8% Note payable to a former director
    due July 31, 2002                         $        -      $  250,000
8% Demand note payable to an officer              20,000         270,000
8% Note payable to an officer
    due February 28, 2003                             -          300,000
Non-interest bearing advance from
    an officer due on demand                       6,274          21,541
                                               ---------      ----------
                                              $   26,274      $  841,541
                                              ==========      ==========

On June 13, 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a former director of the Company. In February, 2003 the former director exercised stock options for 862,500 shares of the Company's common stock using the note plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000.

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

NOTE D - COMMON STOCK AND WARRANTS ISSUED

To obtain funding for ongoing operations and reduction of liabilities, including debt to related parties, the Company entered into subscription agreements with the Accredited Investors in January 2003 for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of legal, accounting and placement agent fees) and (ii) warrants to buy 1,637,500 shares of our common stock. The warrants have an exercise price of $1.50 per share, expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share, the closing per share price of common stock on May 6, 2003, and have a five year term.

To obtain additional working capital, in April 2003, the Company considered several financing alternatives including obtaining a bridge loan from the Accredited Investors. On April 21, 2003, in lieu of the bridge loan financing, the Company issued 1,637,500 of new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003.

Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to April 1, 2006. New Warrants to purchase 1,560,559 shares of Citadel common stock are outstanding at June 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduce price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at June 30, 2003.

In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction were used for general working capital purposes. The Company filed a registration statement on Form SB2 to register the shares issued in the private placement, the shares issued upon the exercise of Prior Warrants and the shares underlying the New Warrants and Prior Warrants outstanding at May 6, 2003.

NOTE E - RELATED PARTY TRANSACTION

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable has been fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected. This charge is classified as "Write-off note receivable from related party" in the Unaudited Statements of Operations.

NOTE F - COMMITMENT TO ISSUE SHARES OF COMMON STOCK RELATED TO CT HOLDINGS

On April 1, 2002, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable was convertible, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. In February 2003, the note was converted by the noteholder and 675,000 shares of the Company's common stock were issued to the noteholder.

On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities.
CT Holdings had reached agreement in principle regarding the settlements but at June 30, 2003 the Company had not completed negotiations with all the parties. Accordingly, should CT Holdings ultimately complete the negotiations and issue these shares, up to 262,500 shares of Citadel common stock would be issuable and accordingly, 262,500 shares have been reserved for issuance to the parties to the settlements.

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

NOTE G - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at June 30, 2003 and December 31, 2002.

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

NOTE H - SUBSEQUENT EVENTS

The Company entered into the following financing transactions subsequent to June 30, 2003.

On July 16, 2003 the Company entered into an 8% promissory note for $200,000 that matures on September 1, 2003 and was personally guaranteed by the Company's Chief Executive Officer. In the event of payment default the note would accrue interest at 18% per annum and at the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $1.00 per share. If the note is converted into shares of common stock the intrinsic value of the beneficial conversion feature at July 16, 2003 of approximately $17,000 would be recognized as interest expense. In conjunction with this note, the Company entered into a stock purchase agreement with a principal (and stockholder of the Company) of the entity holding the note payable. Under this agreement the Company sold 50,000 shares of its common stock for $500, or $0.01 per share. The Company will record approximately $66,500 of debt discount as interest expense representing the difference between the proceeds of $500 and the fair value of the stock of approximately $67,000.

On July 17, 2003 the Company entered into an 8% promissory note with a stockholder for $250,000 with a $50,000 principal payment due August 17, 2003 and the remaining unpaid principal and interest due September 17, 2003. The promissory note was personally guaranteed by the Company's Chief Executive

Officer. In the event of payment default the note would accrue interest at 18% per annum. In conjunction with this note, the Company issued 50,000 shares of its common stock for $500, or $0.01 per share. The Company will record approximately $61,500 of debt discount as interest expense representing the difference between the proceeds of $500 and the fair value of the stock of approximately $62,000.

Subsequent to June 30, 2003 the Company's Chief Executive Officer advanced the Company $203,530 and the Company repaid $55,000 of those advances to its CEO. The advances are non-interest bearing and are due on demand.

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

REVENUE RECOGNITION

Our revenue recognition policies are in compliance with Statement of Position
(SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." We recognize revenue from licensing of our products when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post sale customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), vulnerability remediation updates and software point release updates on a when and if available basis. Customer support contracts do not grant rights to new versions or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract.

Our products and support services are typically sold separately and are not bundled with professional services, training or other products and services. Should we group additional products or services together as an offering, revenue would be allocated to the components based on vendor specific objective evidence ("VSOE") and recognized based on the fair value of that component had each been sold separately. In determining VSOE, management considers several factors that include price lists, historical transactions with similar terms and conditions and the interpretation of the contractual agreement. These factors may vary from customer to customer due to such factors as differences in the final negotiated terms, unexpected changes in customer deployment schedules or unplanned changes in end user systems or personnel, among other factors that could affect the timing or makeup of the bundled products and services. If any of these factors are misinterpreted, the result could be an error in the amount or period of the revenue recognized.

Our Hercules product is available to our customers under a two-year subscription license in addition to a perpetual license. A subscription license may be renewed at the end of the two-year term or it may be converted into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, has access to post sale customer support and receives remediation signature updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in two equal payments, at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. The timing and recognition of subscription revenue in the second year of the subscription term is subject to estimates of that are not available because we have no experience yet with subscriptions or with the collection history under this licensing model.

The subscription license model offers customers under budget constraints the ability to license Hercules for fees substantially less than the perpetual license fees. This licensing model has the initial effect of lowering our revenue and cash flow as compared to the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post-sale customer support or vulnerability remediation update services. Since this is a new licensing model for us there can be no assurance that we will be successful with this model or that revenue, cash flow or costs may be adversely affected by unknown or unidentified factors.

Customers may obtain a license to our products from our direct sales organization, through promotions or independent resellers. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly we record a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds, average invoice size and other known data as well as market and economic conditions. Software code is inherently subject to program coding errors commonly referred to as software "bugs." Changes in the estimates of product returns could occur should our software experience an unusually high number of bugs. While the product may perform substantially in accordance with written specifications management may decide to allow customers to return product or to incur additional costs to develop a software patch to replace the code causing the bug. While historical returns of product have been minimal there can be no assurance that our historical returns are representative of future returns.

Our products are not sold through retail distribution channels. Resellers and systems integrators generally order product when they receive an order from their end user customer and receive a reseller discount from the list price of the product license and customer support contract. Current reseller agreements do not provide for a contractual right of return, future price concessions, minimum inventory commitments, nor is payment contingent upon the reseller's future sales of our products. If we were to generate revenue through distribution and marketing channels where the right of return exists, explicitly or implicitly, revenue would be reduced by reserves for estimated product returns. Such reserves are estimated based on returns history as well as current economic and market trends. These estimates may change from period to period depending on changes in these and other factors affecting the estimate. Actual results may vary from the estimates.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Software amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products function, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes." There were no changes in the estimated lives of any products during the three or six months ended June 30, 2003 or 2002.

We evaluate the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the sum of product license fees plus fees from post sale support services reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, we record a write-down to net realizable value on each product affected. Management's ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management's ability to successfully license its products to its customers. A change in one or more of these factors may influence management's estimates. Accordingly, estimated net realizable values are subject to reductions resulting in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003
As Compared With Three and Six Months Ended June 30, 2002

REVENUE

The components of revenue for the three and six months ended June 30, 2003 and 2002 were as follows:

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                              2003       2002            2003        2002
                                          ----------  ----------     -----------  ---------
Revenue from:
  License fees
     Hercules                           $  293,424  $  37,547      $   411,222  $   37,547
     SecurePC                              337,199    366,011          389,802     436,033
     NetOFF                                 55,383     27,058           72,580      49,786
  Provision for returns and allowances          -      (5,000)              -      (10,000)
                                        ----------  ----------     -----------  -----------
                                           686,006    425,616          873,604     513,366
  Customer support contracts                93,055     23,635          170,661      25,161
  Other services                                -       8,200            8,726       8,200
                                        ----------  ----------     -----------  -----------
                                        $  779,061  $ 457,451      $ 1,052,991  $  546,727
                                        ==========  ==========     ===========  ===========

Revenue for the three months ended June 30, 2003 and 2002 was $779,061 and $457,451, respectively, representing an increase of $321,610 or 70% over the three months ended June 30, 2002. The increase is primarily attributed to higher orders received for our Hercules and NetOFF products during the quarter ended June 30, 2003 versus the same quarter in 2002. During the quarter we delivered orders for approximately $1,044,000 of product and customer support contracts. After applying revenue recognition criteria, revenue from license fees was $686,006 and grew $260,390, or 61%, in the three months ended June 30, 2003 versus the same period in 2002. Demand for our vulnerability management product, Hercules, was up primarily due to the release of version 2.0 which has enhanced features and functionality over the prior version and also is operable on Linux and UNIX operating systems in addition to Windows. Demand for NetOFF was also up during the second quarter of 2003 over the same quarter of 2002 in part due to marketing promotions to hospitals and healthcare organizations that were seeking to comply with HIPAA requirements. In addition, revenue from customer support contracts was up $69,420, or 294% due to the higher orders during the second quarter of 2003 versus the second quarter of 2002, plus the roll out of deferred revenue from higher levels of customer support contracts signed during the past twelve months.

During the second quarter of 2002 we recognized revenue of approximately $8,200 from two custom development services projects. Custom development and other specialized services are not part of our general services offerings and are not expected to be a significant component of total revenue in the future. There were no such fees recognized during the three or six months ended June 30, 2003. Included in revenue for the six months ended June 30, 2003 are referral fees of $8,726 received from our partners for referring sales opportunities to them. We do not expect that referral fees will become a significant source of future revenue. There were no such fees received in the three months ended June 30,

2003 or the three and six months ended June 30, 2002. No provision for returns was recorded during the three months ended June 30, 2003 because historically there have been no significant product returns or support contract cancellations. Our assessment of the allowance for bad debts, returns and allowances of approximately $26,000 at June 30, 2003 is that the allowance is adequate based on known facts and circumstances, however there can be no assurance as to the adequacy of the allowance if actual returns, bad debt write-offs or allowances vary significantly from our estimates.

Revenue for the six months ended June 30, 2003 and 2002 was $1,052,991 and $546,727, respectively, an increase of $506,264, or 93%. Higher revenues are the result of higher orders for our Hercules vulnerability management solution and NetOFF, our desktop logoff security solution. Orders for Secure PC, our security policy compliance solution were down slightly resulting in lower revenue from the licensing of this product. As a result, revenue from license fees increased $360,238 or 70%, to $873,604 for the six months ended June 30, 2003 versus $513,366 for the six months ended June 30, 2002. As explained above, the increase in revenue for the six months ended June 30, 2003 versus the same period in 2002 was driven primarily by demand for Hercules and the marketing promotions surrounding NetOFF as well as higher customer support contract fees resulting from higher levels of customer support contracts signed during the past twelve months. We expect that demand for our security products, especially Hercules, will continue to drive higher levels of revenue during the remainder of the year ending December 31, 2003, however there can be no assurance that the higher demand for our products will continue or that we will be successful in achieving the higher levels of revenue projected.

We focus our licensing efforts on industry segments including government, education, healthcare, financial institutions and corporations in all other industry segments. This is due, in part, to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services businesses ("GLB"), Federal Information Security Management Act ("FISMA") and government initiatives under the National Strategy to Secure Cyberspace, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The approximate percentage revenue distributed by the industry segments we target was as follows:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                           2003       2002            2003          2002
                                       ----------  ----------     ------------  ----------
     Healthcare                             35%        15%             31%           18%
     Education                               1%         8%              7%            9%
     Financial services                     43%        71%             34%           60%
     Government                             14%         2%             17%            2%
     All other, primarily corporations       7%         4%             11%           11%

The approximate percentage of total revenue from customers representing 10% or more of total revenue during the three and six months ended June 30, 2003 and 2002, respectively, was as follows:

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                   JUNE 30,
                                2003       2002            2003          2002     Industry Segment
                             ----------  ----------     ------------  ----------  -----------------
Washington Mutual Bank           41%        70%             30%            58%    Financial Services
Methodist Hospital               13%         -              10%             -     Healthcare
Food & Drug Administration       11%         -               8%             -     Government

We do not rely on recurring revenue from any one customer, group of customers or from a specific industry segment. The timing of customer licensing or the concentration of revenues in one industry is largely dependent upon factors outside of our control including, but not limited to, the customer's information technology budget availability, the general economic and political environment, or the complexity of the customer's purchasing process, such as in the federal government.

COSTS OF REVENUE

The components of costs of revenue are as follows:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              2003        2002          2003        2002
                                          ----------  ----------     ---------  ---------
Costs of revenue
  Software amortization                   $   90,006  $   28,676     $ 136,452  $  33,676
  Customer support and services costs         35,323           -        57,110          -
  Shipping and other costs                    17,885       1,534        18,452      3,626
                                          ----------  ----------     ---------  ---------
    Total costs of revenue                $  143,214  $   30,210     $ 212,014  $  37,302
                                          ==========  ==========     =========  =========

Software amortization begins at the time the product or new version of the product is released for licensing. Since the first release of Hercules in March 2002, there have been five releases of new features and functionality including version 2.0 in May 2003. Software amortization expense increased $61,330, or 214%, in the three months ended June 30, 2003 versus the three months ended June 30, 2002. Software amortization expense increased $102,776, or 305%, in the six months ended June 30, 2003 versus the six months ended June 30, 2002. These increases are due to higher average balances of amortizable capitalized software development costs during the three and six months ended June 30, 2003 versus the similar periods in 2002.

Our development plan for the remainder of 2003 includes the planned release of new features and functionality of our products, including versions of Hercules that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. We expect that software amortization will increase in the remaining quarters of 2003 due to the start of amortization of the capitalized software development costs associated Hercules version 2.0 released in May 2003. In addition, software amortization will vary according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at June 30, 2003 of $1,417,871 and December 31, 2002 of $651,554 indicated that the unamortized capitalized software balances at June 30, 2003 and December 31, 2002 did not exceed net realizable value. Accordingly, no write-down was required during the three and six months ended June 30, 2003 or the year ended December 31, 2002. The net realizable value analysis involves assumptions as to future product revenues and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Under our post sale customer support agreements a customer receives telephone support and the right to receive software point releases and software patches. In addition to these services, Hercules customers receive updates to the vulnerability remediation signatures via Internet access to our Vflash remediation signature database. Our customer support organization was first formed in July 2002 with the assignment of personnel to the post sale customer support function and the implementation of a customer support call tracking system. The customer support costs for the three and six months ended June 30, 2003 of $35,323 and $57,110, respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the team that writes the vulnerability remediation signatures and manages the signature database. Prior to July 2002 the costs to write the initial database of vulnerability remediation signatures for the initial release of Hercules were included in product development costs. The post sale customer support activities in periods prior to July 2002 were immaterial and generally not distinguishable from sales and marketing costs.

Shipping and other costs include freight costs, preparation of media and documentation. In addition, for the three months ended June 30, 2003, the other costs include the costs of acquiring licenses to a third party's vulnerability assessment scanning product for sublicensing to our customers. We provide access to third party products as an adjunct to Hercules and as a convenience to our customer. Revenue from sublicensing of third party products is not a significant part of our operating model or projected revenue and therefore we do not anticipate that the costs associated with the sublicensing of a third party's product to become a significant portion of the costs of revenue. We encourage our customers to download their licensed software programs and related documentation directly from our website. In many cases a limited use evaluation copy is downloaded as part of the technical pre-sales effort prior to the customer committing to license the product. Once the customer issues a purchase order for the license, a permanent license key is provided for the quantity of licenses requested and the time frame for use of the license. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. Shipping and other costs for the three months ended June 30, 2003 and 2002 were $17,885 and $1,534, respectively and $18,452 and $3,626 for the six months ended June 30, 2003 and 2002, respectively. We expect that shipping and other costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

At June 30, 2003 we employed twenty-five (25) people in sales, marketing and business development, and eight (8) people in finance, administration and general management. This number compares to thirteen (13) people in sales, marketing and business development, and six (6) people in finance, administration and general management at June 30, 2002. The increase in selling, general and administrative expense, as more fully described below, is in part due to the increase in the number of employees and the increase in professional fees directed toward the execution of the marketing and public relations efforts surrounding the marketing and licensing of our vulnerability management product, Hercules.

We incurred selling, general and administrative expenses of $1,584,460 for the three months ended June 30, 2003, versus $811,215 for the three months ended June 30, 2002, representing an increase of $773,245 or 95%. Approximately $262,000 of this increase is attributable to the increase in employees and the resulting increase in compensation and employee benefits. Travel expenses also increased by approximately $133,000, primarily due to the increase in the number of sales and pre-sales support personnel hired to execute our licensing strategies. Approximately $307,000 of the total increase relates to professional fees associated with trade analyst firms, media relations, investor relations and investment banking services, as well as recruiting fees and routine legal and accounting fees. The remaining increase in selling, general and administrative expense of approximately $71,000 is primarily due to the general increase in telephone, office supplies and other similar overhead expenses associated with the increase in the number of personnel.

For the six months ended June 30, 2003 we incurred selling, general and administrative expenses of $2,870,105. This amount represents an increase of $1,464,728, or 104%, over the selling, general and administrative expense incurred in the six months ended June 30, 2002. The reasons for the increase in selling, general and administrative expense in the six month period are similar to the three month period. Approximately $581,000 of this increase is attributable to the increase in employees and the resulting increase in compensation and employee benefits. Travel expenses increased by approximately $232,000. Approximately $500,000 of the total increase relates to professional fees associated with trade analyst firms, media relations, investor relations and investment banking services, as well as recruiting fees and routine legal and accounting fees. The remaining increase in selling, general and administrative expense of approximately $152,000 is primarily due to the general increase in telephone, office supplies and other similar overhead expenses associated with the increase in the number of personnel.

We continue to execute our business plan and accordingly, we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods thereby causing an increase in the related compensation, benefits, travel and indirect overhead expenses. We do not anticipate a large increase in the number of administrative personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales engineering resources.

PRODUCT DEVELOPMENT EXPENSE

Historically the product development expense and the capitalization rate have fluctuated, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. The number people assigned to and the complexity of the development projects underway during the three and six months ended June 30, 2003 is greater than for the similar periods in 2002. Thus far for the six months ended June 30, 2003, Hercules version 1.9 was released in January 2003 and version 2.0 was released in May 2003. During the six months ended June 30, 2002 the initial version 1.0 of Hercules had been released and version 1.5 had been released in June 2002.
At June 30, 2003 we employed twenty-two (22) people in development including our Chief Technology Officer. At June 30, 2002 we employed ten (10) people in development.

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and followed by the programming activities. The costs and expenses of these activities primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. Software development costs also include the cost of third party testing under Common Criteria, ISO 15408, which is required for licensing security products to agencies of the federal government. Costs and expenses that do not qualify for capitalization, such as those incurred in the design and analysis phase of a project, are expensed as product development expenses. During the three months ended June 30, 2003 we incurred $94,511 of product development expense which is net of $416,503 of capitalized software development costs. During the three months ended June 30, 2002 we incurred product development expenses of $105,426 net of $131,503 of capitalized software development costs. Similarly, for the six months ended June 30, 2003 we incurred $160,216 of product development expense which is net of $902,769 of capitalized software development costs. During the six months ended June 30, 2002 we incurred product development expenses of $146,101 net of $262,677 of capitalized software development costs. The higher level of capitalized software development costs is primarily due to the greater number of software development engineers assigned to capitalizable activities during the three and six months ended June 30, 2003 versus the three and six months ended June 30, 2002.

We plan to add development resources to our team as is necessary to execute the development project plan in the future. New versions of Hercules are planned for release in the third and fourth quarters of 2003. As a result, capitalized software development costs and product development expense are expected to increase as we continue to add additional software development engineers to the development projects for new versions of our products in the future.

DEPRECIATION EXPENSE

We recognize depreciation expense for the depreciation of property and equipment. Depreciation expense for the quarter ended June 30, 2003 was $41,150, compared to $6,505 for the three months ended June 30, 2002, an increase of $34,645, or 533%. Similarly, for the six months ended June 30, 2003 depreciation expense was $79,194 versus $23,434, representing an increase of $55,760, or 238%. We attribute the increase in depreciation for the three and six months ended June 30, 2003 to higher depreciable balances of property and equipment resulting from higher capital expenditures in prior periods made to support the growth in people and the general information technology infrastructure of the Company.

Our business plan calls for the addition of staff in all departments. Although we have no material commitments for capital expenditures at June 30, 2003 the planned employee additions will require us to increase capital expenditures for computers and network infrastructure improvements and accordingly there will be an increase in capital expenditures and depreciation expense in future periods.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2003 was $67,246 and includes approximately $54,000 of expense related to the beneficial conversion feature of a $225,000 note payable which had been converted into 243,862 shares of common stock during the quarter. Interest expense also includes approximately $12,000 of deferred debt discount expense related to the same note payable. Interest expense for the three months ended June 30, 2002 was $2,000.

For the six months ended June 30, 2003 interest expense was $120,664 compared to $2,000 for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 includes approximately $47,000 of debt discount expense and approximately $54,000 of expense related to the beneficial conversion feature of a $225,000 note payable converted into 243,862 shares of common stock. The remaining amount of approximately $20,000, represents interest on debt outstanding during the six months ended June 30, 2003.

WRITE-OFF OF NOTE RECEIVABLE FROM RELATED PARTY

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

LIQUIDITY AND CAPITAL RESOURCES

The balance of cash and cash equivalents at June 30, 2003 was approximately $48,000. The net cash used in operating activities of approximately $1,613,000 for the six months ended June 30, 2003 is principally a result of the net loss of approximately $2,614,000 for the six months ended June 30, 2003 offset by an increase in cash resulting from a net change in operating assets and liabilities of approximately $393,000 and net non-cash charges of approximately $608,000. The net non-cash charges primarily consist of approximately $216,000 of depreciation and amortization, a non-cash charge of approximately $61,000 representing the fair value of common stock and common stock warrants issued in lieu of cash for services, approximately $54,000 of non-cash interest expense resulting from the beneficial conversion feature of a note payable converted into shares of common stock and approximately $47,000 of debt discount amortization. Also included in non-cash charges is a $225,000 writedown of a note receivable from CT Holdings which is more fully discussed below.

The net cash used in operating activities of approximately $280,000 for the six months ended June 30, 2002 is principally a result of the net loss of approximately $1,067,000 offset by non-cash charges of approximately $57,000 for depreciation, amortization and approximately $12,000 for bad debt expense plus an increase in cash resulting from a net change in operating assets and liabilities of approximately $719,000.

Cash flows used in investing activities during the six months ended June 30, 2003 were approximately $1,082,000, representing approximately $155,000 for purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and approximately $903,000 of additions to capitalized software development costs related to the Hercules version 2.0 product development costs. In addition we received $201,000 from the payment of a note receivable and issued a $225,000 note receivable to CT Holdings.

In April 2003, CT Holdings settled a legal claim associated with a lawsuit for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholders' deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

During the six months ended June 30, 2002 we acquired approximately $34,000 of computers and software and capitalized approximately $263,000 of software development costs resulting in a total of approximately $297,000 of cash used in investing activities.

As noted above, expenditures for computer equipment and our expansion of our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. There were no material commitments for new capital expenditures at June 30, 2003.

Cash flows provided by financing activities for the six months ended June 30, 2003 were approximately $2,730,000. During the six months ended June 30, 2003 we issued 3,275,000 shares of common stock in return for net proceeds of approximately $2,397,000 and issued 1,560,559 shares of common stock pursuant to the exercise of warrants in return for net proceeds of approximately $1,123,000. In addition, we received advances and proceeds from notes payable from related parties of approximately $526,000, made payments to related parties of $1,091,000 to pay down the advances and notes payable from related parties and also made payments on notes payable to third parties of $225,000.

During the six months ended June 30, 2003, a former director exercised stock options for 862,500 shares of the Company's common stock using a $250,000 note payable to the former director plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000. In addition, a note payable to a third party for $225,000, plus accrued interest of approximately $7,000, was converted into 243,862 shares of common stock at a conversion price of $0.95 per share. The difference between the aggregate conversion price and the fair value of the shares on the conversion date of approximately $54,000 represents a non-cash charge recorded as interest expense.

From January 1, 2002 through the Distribution date on May 17, 2002 we were a subsidiary of CT Holdings and as a result, cash flows provided by financing activities include a contribution from CT Holdings, our parent prior to the Distribution, of approximately $200,000 for the six months ended June 30, 2002. From the Distribution Date through June 30, 2002 we received $335,000 in proceeds from advances and notes receivable from related parties and $40,000 from the proceeds of a note payable issued to a third party. Total cash flows provided from financing activities were approximately $575,000 for the six months ended June 30, 2002.

As a result of the aforementioned factors, cash and cash equivalents increased by approximately $35,000 for the six months ended June 30, 2003, versus a decrease of approximately $1,000 for the six months ended June 30, 2002.

Liquidity

We have received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our working capital deficiency. In addition, spending trends for information technology have been depressed during the first half of 2003 and raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has incurred recurring operating losses, negative cash flow from operations, has a cash balance at June 30, 2003 of approximately $48,000, a significant deficiency in working capital of approximately $2,700,000 and a stockholders' deficit of approximately $769,000. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and the identification of financing alternatives. Orders for our products increased during the second quarter of 2003 and we see increased interest from potential customers in the licensing of Hercules. We engaged an investment banker in the fourth quarter of 2002 to seek new investment capital. With the assistance of the investment banker we raised approximately $3.5 million of net cash proceeds through the sale of common stock and the exercise of warrants in transactions more fully described below.

To obtain funding for ongoing operations and reduction of liabilities, including debt to related parties, the Company entered into subscription agreements in January 2003 with 20 accredited investors (the "Accredited Investors") for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of placement agent, legal and accounting fees) and (ii) warrants to buy 1,637,500 shares of our common stock with an exercise price of $1.50 per share. Warrants for 245,625 shares of common stock with and exercise price of $1.18 per share were issued to the placement agent upon the closing of the transaction.

To obtain additional working capital, in April 2003, the company considered several financing alternatives including obtaining a bridge loan from the Accredited Investors. On April 21, 2003, in lieu of the bridge loan financing, the Company issued 1,637,500 new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003.

Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees. As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to April 1, 2006. New Warrants to purchase 1,560,559 shares of Citadel common stock are outstanding at June 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at June 30, 2003.

In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction were used for general working capital purposes.

The net proceeds received from the January 2003 financing and the April 2003 warrant exercises totaled approximately $3.5 million. It is expected that management's forecast of revenue for the remainder of the year ending December 31, 2003 may provide sufficient working capital to settle current liabilities and to fund operating activities, however if the timing of revenue and the related cash collections are delayed three to six months from the timing of revenue and cash collections in our operating plan then, an additional $2.5 million to $5.0 million in funds may be needed to fund operations for the next twelve months. There can be no assurance that our execution of our operating plan and financing strategies will be successful or that other actions may not become necessary in order to raise capital. Consequently, we along with our investment banker are seeking additional financing either though a bridge loan, another private placement of equity or other financing alternatives that may be presented. Although we have been successful raising capital in the past, any inability to raise capital may require us to sell assets or reduce the level of operations. Such actions could have a material adverse effect on the our business and operations and result in charges that could be material to our business and results of operations.

                                  RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report on Form 10-QSB for the three and six months ended June 30, 2003 and our report on Form 10-KSB for the years ended December 31, 2002 and 2001. The risks and uncertainties described below are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading prices of our Shares could decline significantly.

The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

Liquidity

We have received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our working capital deficiency. In addition, spending trends for information technology have been depressed during the first half of 2003 and raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has incurred recurring operating losses, negative cash flow from operations, has a cash balance at June 30, 2003 of approximately $48,000, a significant deficiency in working capital of approximately $2,700,000 and a stockholders' deficit of approximately $769,000. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and the identification of financing alternatives. Orders for our products increased during the second quarter of 2003 and we see increased interest form potential customers in the licensing of Hercules. We engaged an investment banker in the fourth quarter of 2002 to seek new investment capital. With the assistance of the investment banker we raised approximately $3.5 million of net cash proceeds through the sale of common stock and the exercise of warrants in transactions more fully described below.

To obtain funding for ongoing operations and reduction of liabilities, including debt to related parties, the Company entered into subscription agreements in January 2003 with 20 accredited investors (the "Accredited Investors") for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of placement agent, legal and accounting fees) and (ii) warrants to buy 1,637,500 shares of our common stock with an exercise price of $1.50 per share. Warrants for 245,625 shares of common stock with an exercise price of $1.18 per share were issued to the placement agent upon the closing of the transaction.

To obtain additional working capital, in April 2003, the company considered several financing alternatives including obtaining a bridge loan from the Accredited Investors. On April 21, 2003, in lieu of the bridge loan financing, the Company issued 1,637,500 new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003.

Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to April 1, 2006. New Warrants to purchase 1,560,559 shares of Citadel common stock are outstanding at June 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at June 30, 2003.

In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction were used for general working capital purposes.

The net proceeds received from the January 2003 financing and the April 2003 warrant exercises totaled approximately $3.5 million. It is expected that management's forecast of revenue for the remainder of the year ending December 31, 2003 may provide sufficient working capital to settle current liabilities and to fund operating activities, however if the timing of revenue and the related cash collections are delayed three to six months from the timing of revenue and cash collections in our operating plan then, an additional $2.5 million to $5.0 million in funds may be needed to fund operations for the next twelve months. There can be no assurance that our execution of our operating plan and financing strategies will be successful or that other actions may not become necessary in order to raise capital. Consequently, we along with our investment banker are seeking additional financing either though a bridge loan, another private placement of equity or other financing alternatives that may be presented. Although we have been successful raising capital in the past, any inability to raise capital may require us to sell assets or reduce the level of operations. Such actions could have a material adverse effect on the our business and operations and result in charges that could be material to our business and results of operations.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT, AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS.

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

Citadel has granted options to purchase Citadel Shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase 6,075,083 Citadel Shares and warrants to purchase 2,002,139 Citadel Shares were outstanding on June 30, 2003. The issuance of Citadel Shares upon the exercise of these options and warrants may result in dilution to the Citadel stockholders.

CITADEL HAS VERY LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY.

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

CITADEL'S HISTORICAL FINANCIAL INFORMATION PRIOR TO THE DISTRIBUTION MAY BE OF LIMITED RELEVANCE.

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

The historical financial information for periods prior to the Distribution included in this Report does not reflect the results of operations, financial position and cash flows of Citadel in the future and only estimates the results of operations, financial position and cash flows of Citadel had it operated as a separate stand-alone entity during the periods presented. The financial information for periods prior to the Distribution included herein does not reflect any changes that have occurred and may occur in the funding and operations of Citadel as a result of the Distribution.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $26,189 has been recorded at June 30, 2003. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2003, December 31, 2002 or 2001. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

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

THE RESULTS OF OUR DEVELOPMENT EFFORTS ARE UNCERTAIN.

We believe that we will need to make significant development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT.

The length of our product development and sales cycles has generally been greater than we originally expected. We are likely to experience delays in future product development or sales. These delays could have a material adverse affect on the amount and timing of future revenues.

WE MUST MANAGE AND STRUCTURE OUR OPERATIONS EFFECTIVELY.

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

CITADEL MAY INCUR INCREASED EXPENSES IF THE TRANSITION SERVICES AGREEMENT WITH CT HOLDINGS IS TERMINATED

In connection with the Distribution, Citadel has entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support following the Distribution. The agreement generally extends for one year after the Distribution, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, Citadel or CT Holdings may be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees required under the transition services agreement.

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

SUBSTANTIAL SALES OF CITADEL SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CITADEL SHARES

CT Holdings distributed to CT Holdings' stockholders a total of approximately 14,387,000 Citadel Shares. Under the United States federal securities laws, substantially all of these shares may be resold immediately in the public market, except for (1) Citadel Shares held by affiliates of Citadel or (2) shares which are issued in respect of restricted shares of CT Holdings common stock. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of the security software business, and may sell their Citadel Shares. Citadel cannot predict whether stockholders will resell large numbers of Citadel Shares in the public market following the Distribution or how quickly they may resell these Citadel Shares. If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales of Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares. In July 2003, we registered an additional 7,397,810 shares on a Form SB-2 and 9,440,604 shares and options on a Form S-8, the sale of which shares may have an adverse effect on the market price of our securities.

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

Even if the Distribution qualifies as tax-free, CT Holdings could nevertheless incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code or the Code), if CT Holdings or Citadel were to undergo a change in control (whether by acquisition, additional share issuance or otherwise) pursuant to a plan or series of related transactions which include the Distribution. Any transaction which occurs within the four-year period beginning two years prior to the Distribution is presumed to be part of a plan or series of related transactions which includes the Distribution unless CT Holdings establishes otherwise. Under certain circumstances, Citadel would be obligated to indemnify CT Holdings for all or a portion of this substantial corporate tax liability under the tax disaffiliation agreement. This indemnification obligation would have a material adverse effect on the results of our operations and financial position.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and
o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement (the "Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the Agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at June 30, 2003 and December 31, 2002.

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

ITEM  2.     RECENT SALES OF UNREGISTERED SECURITIES
             AND USE OF PROCEEDS OF REGISTERED SECURITIES

To obtain additional working capital in April 2003 we considered obtaining a bridge loan from accredited investors who purchased shares of our common stock in our January 2003 private placement. On April 21, 2003, in lieu of the bridge loan financing, we issued 1,637,500 new warrants to the accredited investors who participated in the January 2003 private placement plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003. The private placement was exempt pursuant to Section 506 under the Securities Act because the offering was to a limited number of accredited investors and did not involve any public offering. The shares underlying the warrants were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

Investors holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal and accounting fees and a placement agent fee of approximately $100,000). As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to Aril 1, 2006. New Warrants to purchase 1,560,559 shares of Citadel common stock will remain outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at June 30, 2003. The private placement was exempt pursuant to Section 506 under the Securities Act because the offering was to a limited number of accredited investors and did not involve any public offering. The shares issued pursuant to the exercise of the Prior Warrants and the shares underlying the New Warrants were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that remain outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction will be used for general working capital purposes. The private placement was exempt pursuant to Section 4(2) under the Securities Act because the offering was to one accredited investor and did not involve any public offering. The shares underlying these warrants were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

In April 2003, the Company issued 38,000 shares of common stock to Mr. Michael Wachs, a consultant, for services to be performed in 2003. The stock had aggregate value of approximately $44,000. The private placement was exempt pursuant to Section 4(2) under the Securities Act because the offering was to one accredited investor and did not involve any public offering. These shares were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

On Form S-8 (file 333-107090) effective on July 16, 2003, the Company registered 1,500,000 shares authorized under the 2002 Incentive Stock Plan, of which (i) 809,663 shares are issuable pursuant to outstanding options (including 30,000 shares issuable to a consultant) and (ii) 690,337 shares that are not yet subject to currently outstanding options under the Plan; 4,858,333 of the shares related to options granted outside of the Plan to employees and directors; 175,000 shares under options granted to consultants to the Company; 1,350,833 shares issued pursuant to the exercise of stock options by employees, officers, directors and consultants to the Company; 253,000 shares issued for services performed by consultants to the Company and 1,303,438 of the shares related to shares held by Citadel employees, officers, directors, consultants to Citadel and directors of CT Holdings, Inc. (Citadel's former parent company) who received Citadel shares in the spin-off dividend distribution of Citadel shares by CT Holding, Inc. on May 17, 2002.

On July 16, 2003 the Company entered into an 8% promissory note for $200,000 that matures on September 1, 2003 and was personally guaranteed by the Company's Chief Executive Officer. In the event of payment default the note would accrue interest at 18% per annum and at the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $1.00 per share. In conjunction with this note, the Company entered into a stock purchase agreement with a principal (and stockholder of the Company) of the entity holding the note payable. Under this agreement the Company issued 50,000 shares of unregistered common stock for $500, or $0.01 per share.

On July 17, 2003 the Company entered into an 8% promissory note with a stockholder for $250,000 with a $50,000 principal payment due August 17, 2003 and the remaining unpaid principal and interest due September 17, 2003. The promissory note was personally guaranteed by the Company's Chief Executive Officer. In the event of payment default the note would accrue interest at 18% per annum. In conjunction with this note, the Company issued the Company sold 50,000 unregistered shares of its common stock for $500, or $0.01 per share.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

     31.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     32   Certification of Chief Executive Officer and Chief Financial Officer
     Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

 (b) The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

     (i) On April 21, 2003, the Registrant filed a Form 8-K under Item 5 announcing the issuance of 1,637,500 new warrants to the accredited investors who participated in the January 2003 private placement plus 245,625 warrants to the placement agent (collectively the "New Warrants"). The exercise price of the warrants issued to the investors in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period ending on May 6, 2003. Investors who exercised their Prior Warrants at the reduced exercise price on or before May 6, 2003 would receive a New Warrant covering the same number of shares of the Prior Warrant exercised by the Investor. The New Warrants shall have an exercise price of $1.27 per share (the closing market price on April 17, 2003) and shall have the same terms and conditions as the Prior Warrant. The New Warrants shall expire if the Prior Warrant is not exercised by May 6, 2003.

     (ii) On May 6, 2003 the Registrant filed a Form 8-K under Item 5 describing the issuance of shares pursuant to the exercise of the Prior Warrants and the issuance of the New Warrants.

    (iii) On May 15, 2003, the registrant issued a press release announcing its financial results for the quarter ended March 31, 2003. A copy of the press release was attached as an exhibit. The information in the press release was furnished under Item 12 and presented under Item 9 to Form 8-K in accordance with the Securities and Exchange Commission's interim guidance regarding the disclosure requirements of Item 12 of form 8-K, as set forth in Release No. 33-8216.

     (iv) On July 9, 2003, the Registrant issued a press release regarding an update to forward-looking statements relating to 2003 and the second quarter ending June 30, 2003. A copy of the press release was attached as an exhibit to Form 8-K. The information in the press release was furnished under Item 12 and presented under Item 9 to Form 8-K in accordance with the Securities and Exchange Commission's interim guidance regarding the disclosure requirements of Item 12 of Form 8-K, as set forth in Release No. 33-8216.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CITADEL SECURITY SOFTWARE INC.
                           (REGISTRANT)

Date: August 12, 2003   By:
                            /s/ STEVEN B. SOLOMON
                            -----------------------------
                            Steven B. Solomon,
                            President and Chief Executive Officer
                            (Duly Authorized Signatory and Principal Executive Officer)

Date: August 12, 2003   By:
                            /s/ RICHARD CONNELLY
                            -----------------------------
                            Richard Connelly,
                            Chief Financial Officer
                            (Duly Authorized Signatory and Principal Accounting and Financial Officer)