Form 10QSB
period 2003-09-30
CITADEL SECURITY SOFTWARE INC
filed 2003-11-14
CIK 1164552

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at November 13, 2003

Common Stock, Par value $.01 per share                      27,714,086


Transitional Small Business Disclosure Format         Yes [_]   No [X]

                         CITADEL SECURITY SOFTWARE INC.
                                  FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS



                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets

          as of September 30, 2003 (unaudited) and December 31, 2002          3

     Unaudited Statements of Operations

          for the three and nine months ended September 30, 2003 and 2002     4

     Unaudited Statements of Cash Flows

          for the three and nine months ended September 30, 2003 and 2002     5

     Notes to Unaudited Interim Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                16

Item 3. Controls and Procedures                                              38

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                               39

Item 2.      Changes in Securities and Use of Proceeds                       39

Item 6.      Exhibits and Reports on Form 8-K                                41

Signatures                                                                   42

PART  1  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                         CITADEL SECURITY SOFTWARE INC.
                                 BALANCE SHEETS

                                                              September 30,
                                                                  2003         December 31,
                                                               (Unaudited)         2002
                                                             ---------------  --------------
                            ASSETS
                            ------
CURRENT ASSETS
  Cash and cash equivalents                                   $    247,344   $     12,829
  Accounts receivable-trade, less allowance
   of $35,000 and $20,000                                          735,489        166,665
  Notes receivable from employees                                   43,301        201,000
  Debt issuance costs, net of accumulated
   amortization of $111,242                                        222,483             -
  Prepaid expenses and other current assets                         67,355         56,197
                                                              ------------   ------------
  Total current assets                                           1,315,972        436,691

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,143,245
  and $1,005,503                                                   581,707        432,461

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $2,941,275
  and $2,671,257                                                 1,654,841        651,554
OTHER ASSETS                                                        17,243         17,243
                                                              ------------   ------------
  TOTAL ASSETS                                                $  3,569,763   $  1,537,949
                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $  1,714,787   $  1,416,196
  Payroll tax obligations                                          218,239        788,562
  Accrued compensation                                             253,570        265,440
  Deferred revenue                                                 312,056        150,193
  Convertible notes payable to shareholders, net of
   unamortized debt discount of $1,489,644 and $47,083           1,292,356        402,917
  Notes and advances payable to related parties                    157,360        841,541
                                                              ------------   ------------
  Total current liabilities                                      3,948,368      3,864,849

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $.01 par value per share;
  1,000,000 shares authorized; no shares issued
  or outstanding
COMMON STOCK, $.01 par value per share;
  50,000,000 shares authorized; 23,277,050 and
  15,255,577 shares issued and outstanding                         232,770        152,555
ADDITIONAL PAID-IN CAPITAL                                      35,810,458     28,889,332
ACCUMULATED DEFICIT                                            (36,421,833)   (31,368,787)
                                                              ------------   ------------
STOCKHOLDERS' DEFICIT                                             (378,605)    (2,326,900)
                                                              ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  3,569,763   $  1,537,949
                                                              ============   ============

The accompanying notes are an integral part of these financial statements.

                                    CITADEL SECURITY SOFTWARE INC.
                                  UNAUDITED STATEMENTS OF OPERATIONS


                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                   2003          2002          2003          2002
                                               ------------  ------------  ------------  ------------
Revenue
  License fees                                 $   619,034   $   442,630   $ 1,492,638   $   955,996
  Customer support and services                    110,900        40,827       290,287        74,188
                                               ------------  ------------  -----------  ------------
  Total revenue                                    729,934       483,457     1,782,925     1,030,184

Costs of revenue
  Software amortization                            133,566        39,470       270,018        73,146
  Customer support and services costs              129,395        81,220       186,505        81,220
  Shipping and other costs                          16,837           162        35,289         3,788
                                               ------------  ------------  ------------  ------------
  Total costs of revenue                           279,798       120,852       491,812       158,154

Operating expenses
  Selling, general and administrative expense    1,574,336       849,168     4,444,441     2,254,545
  Product development expense                       51,390        74,207       211,606       220,308
  Depreciation expense                              58,548         6,749       137,742        30,183
                                               ------------  ------------  ------------  ------------
  Total operating expenses                       1,684,274       930,124     4,793,789     2,505,036
                                               ------------  ------------  ------------  ------------
  Operating loss                                (1,234,138)     (567,519)   (3,502,676)   (1,633,006)

Interest expense                                (1,169,206)      (16,566)   (1,289,870)      (18,566)
Other expense                                      (35,500)           -        (35,500)           -
Write-off of note receivable from related party         -             -       (225,000)           -
                                               ------------  ------------  ------------  ------------
Loss before income taxes                        (2,438,844)     (584,085)   (5,053,046)   (1,651,572)

Provision for income taxes                               -             -             -            -
                                               ------------  ------------  ------------  ------------
Net loss                                       $(2,438,844)  $  (584,085)  $(5,053,046)  $(1,651,572)
                                               ============  ============  ============  ============

Net loss per share - basic and diluted         $     (0.11)  $     (0.04)  $     (0.24)  $     (0.12)
                                               ============  ============  ============  ============

Weighted average shares outstanding -
    basic and diluted                           22,498,271    14,417,678    20,725,220    13,572,286
                                               ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                              CITADEL SECURITY SOFTWARE INC.
                            UNAUDITED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2003          2002
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                 $(5,053,046)  $(1,651,572)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                            407,761       103,328
          Provision for returns, allowances and bad debts           15,000        17,375
          Amortization of debt discount
            recognized as interest expense                         111,242         8,084
          Common stock, warrants and stock options
            issued for services                                    244,210            -
          Beneficial conversion feature of convertible debt
            recognized as interest expense                         641,219            -
          Common stock issued in conjunction with convertible
            debt recognized as interest expense                    480,375            -
          Write-off of note receivable from related party          225,000            -
      Changes in operating assets and liabilities
          Accounts receivable                                     (583,824)     (449,644)
          Prepaid expenses and other current assets                (11,158)       52,011
          Other assets                                                  -          7,408
          Accounts payable and accrued expenses                    381,260       608,703
          Payroll tax obligations                                 (570,323)      520,284
          Accrued compensation                                     (11,870)      338,932
          Deferred revenue                                         161,863       178,500
                                                              ------------   -----------
      NET CASH USED IN OPERATING ACTIVITIES                     (3,562,291)     (266,591)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                         (286,988)      (90,386)
      Capitalized software development costs                    (1,273,306)     (402,226)
      Payment received on note receivable                          201,000            -
      Issuance of note receivable to CT Holdings                  (225,000)           -
                                                              ------------   ------------
      NET CASH USED IN INVESTING ACTIVITIES                     (1,584,294)     (492,612)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes and advances from
        related parties                                            872,119       656,400
      Payments on notes and advances from
        related parties                                         (1,306,300)     (351,200)
      Proceeds from notes payable to shareholders                2,570,000       240,000
      Payments on notes payable to shareholders                   (275,000)      (40,000)
      Net proceeds from sales of common stock                    2,397,467         2,000
      Net proceeds from exercise of warrants                     1,122,814             -
      Net contribution from Parent                                      -        200,131
                                                              ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,381,100       707,331
                                                              ------------   ------------
      Net (decrease) increase in cash
        and cash equivalents                                       234,515       (51,872)
      Cash and cash equivalents at the beginning
        of the period                                               12,829        75,030
                                                              ------------   ------------
      Cash and cash equivalents at the end
        of the period                                          $   247,344   $    23,158
                                                              ============   ============


The accompanying notes are an integral part of these financial statements.

                              CITADEL SECURITY SOFTWARE INC.
                            UNAUDITED STATEMENTS OF CASH FLOWS
                                         continued

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                  $    41,161   $       -
                                                               ===========   ===========

Income taxes paid                                              $        -    $       -
                                                               ===========   ===========

Non-cash financing items:
   Exercise of stock options in exchange for
    note payable plus accrued interest
    due former director                                        $   276,000   $       -
                                                               ===========   ===========
   Conversion of note payable plus accrued interest
    into shares of common stock                                $   232,000   $       -
                                                               ===========   ===========
   Note payable issued for financing fees
    recorded as debt issuance costs                            $   212,000   $       -
                                                               ===========   ===========
   Warrants to purchase common stock issued with convertible
    note payable recorded as debt issuance cost                $   121,725   $       -
                                                               ===========   ===========
   Beneficial conversion feature of convertible notes
    payable recorded as debt discount                          $ 1,489,660   $       -
                                                               ===========   ===========
   Common stock issued with convertible notes payable
    recorded as debt discount                                  $ 1,020,645   $       -
                                                               ===========   ===========
Note receivable from employee in exchange for exercise
   of stock options                                            $    42,500   $       -
                                                               ===========   ===========

Note payable issued as settlement of accounts payable          $    50,000   $       -
                                                               ===========   ===========

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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

The unaudited interim financial statements presented for all periods prior to May 17, 2002 include the accounts of CT Holdings, Inc.'s ("CT Holdings") security software operations. The Company began operations as a separate standalone company immediately following the distribution of Citadel's common stock to the shareholders of CT Holdings on May 17, 2002 as discussed below. Prior to May 17, 2002 certain of CT Holdings' assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenue, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a standalone company. These financial statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001, included in Citadel's Form 10-KSB on file with the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

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

Description  of  Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are typically licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules(R), WinShield(R)Secure PC(TM) and NetOFF(TM), provide flexibility and scalability to network security administrators for automating vulnerability management, including remediation, and for managing security policies within computing environments. These security software solutions run on servers and workstations to provide controlled management of the remediation process of network security vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software defects and other causes of network security vulnerabilities in computing systems.

Liquidity

The Company has incurred recurring operating losses, negative cash flow from operations, has a cash balance at September 30, 2003 of approximately $247,000, a significant deficiency in working capital of approximately $2,600,000 and a stockholders' deficit of approximately $379,000. The Company has received a report from its independent auditors for its year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to recurring operating losses and working capital deficiency. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and the ability to obtain cash from financing alternatives including the transactions described below.

The net proceeds received from the transactions described below, the conversions of the Notes and the exercise of warrants (See Note H - Subsequent Events) and management's forecast of revenue and results of operations for the remainder of the year ending December 31, 2003 and 2004 are expected to provide sufficient working capital for the next twelve months, however timing of the revenue and the subsequent cash receipts cannot be assured. There can be no assurance that management's execution of its operating plan and additional financing strategies will be successful or that other actions may not become necessary that will require the Company to raise additional capital.

In January, 2003, the Company entered into subscription agreements with 20 accredited investors (the "Accredited Investors") for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of placement agent, legal and accounting fees) and (ii) warrants to buy 1,637,500 shares of common stock with an exercise price of $1.50 per share. Warrants for 245,625 shares of common stock with an exercise price of $1.18 per share were issued to the placement agent upon the closing of the transaction. The expiration date of the warrants was the earlier of January 2006 or the date 10 days after the Company provides notice to the holders that the trading price of the Company's common stock exceeds $2.40 for a period of 10 days. The net proceeds from this transaction were used to fund operations and reduce liabilities including related party debt.

On April 21, 2003, the Company issued 1,637,500 new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced from $1.50 to $0.80 per share for a period that ended on May 6, 2003. Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result, of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to the earlier of April 1, 2006 or the date 10 days after the Company provides notice to the holders that the trading price of the Company's common stock exceeds $2.40 for a period of 10 days. The net proceeds of the transaction were used for general working capital purposes. New Warrants to purchase 1,560,559 shares of Citadel common stock are outstanding at September 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. The Prior Warrants remain outstanding at September 30, 2003.

Upon closing of this transaction, the placement agent received additional warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's additional warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term.

On September 2, 2003 the Company closed a bridge loan financing transaction receiving gross proceeds of approximately $2,120,000 and issued 12% Senior Promissory Notes (the "Notes") to a limited number of accredited investors (the "Noteholders"). The Notes and accrued interest are due the sooner of 90 days after issuance or 10 days after the Company receives at least $2,000,000 in proceeds from the sale of equity. The net proceeds of the bridge loans will be used for general working capital purposes. In addition, the Noteholders received approximately 848,000 restricted shares of common stock of the Company. The Notes principal and accrued interest may be converted into shares of common stock of the Company (the "converted Shares") at a conversion price of $1.25 per share at the option of the Noteholder at any time prior to maturity. In addition, two notes issued to shareholders in July 2003, with an aggregate principal amount of $400,000, were granted substantially the same conversion rights as the Noteholders. See Note H - Subsequent Events for discussion of the conversion of the Notes subsequent to September 30, 2003.

In the event of a default, for each month in default, the Noteholders will receive warrants to purchase one half of one share for every dollar of principal amount loaned, with an exercise price of $0.50 per share. The placement agent received a fee of approximately $ 212,000 plus warrants to purchase 125,000 shares of common stock at $1.25 per share which have the same rights as the warrants the Noteholders may receive in the event of default. The $212,000 fee plus approximately $50,000 of unpaid fees, unrelated to the Notes, were rolled into a 12% note payable due 90 days after issuance with the same terms and conditions as the Notes. The Company granted piggyback registration rights to the Noteholders and the Placement Agent in connection with the private placement.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue  Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". License revenue is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. The Company's products are typically licensed separately and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue would be allocated to the components based on vendor specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 101. Customers may download the Company's products from its website, obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $35,000 has been recorded at September 30, 2003. This estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2003 or at December 31, 2002.

The Company also offers its Hercules product to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use Hercules, to post sale customer support and to the vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the three or nine months ended September 30, 2003 or 2002.

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

Software  Development  Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the three or nine months ended September 30, 2003 and 2002 or at December 31, 2002. A summary of the costs and expenses discussed above is presented in the following table:

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                 2003          2002         2003          2002
                                             ------------  ------------  -----------  ------------
    Product development expense, net of
      capitalized software development costs  $  51,390     $  74,207   $   211,606     $ 220,308
    Capitalized software development costs      370,537       135,549     1,273,306       402,226
    Software amortization expense               133,566        39,470       270,018        73,146

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per common share are identical because options and warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2003, the weighted average number of Citadel shares was 22,498,271 and 20,725,220, respectively. The effect of Citadel stock options for 6,124,500 shares of Citadel common stock and 2,147,139 Citadel warrants outstanding at September 30, 2003 have been excluded from the weighted average shares computation as they are antidilutive.

For the three months ended September 30, 2002, the weighted average number of Citadel shares outstanding was 14,417,678. The effect of Citadel stock options for 3,524,000 shares of Citadel common stock outstanding at September 30, 2002 have been excluded from the weighted average shares computation as they are antidilutive.

For the nine months ended September 30, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from January 1, 2002 through the

Distribution on May 17, 2002 divided by the Distribution Ratio plus the weighted average number of Citadel shares outstanding following the Distribution through September 30, 2002. This resulted in a blended weighted average number of shares outstanding of 13,572,286 for the nine months ended September 30, 2002. The effect of 3,960,850 CT Holdings options and 2,351,601 CT Holdings warrants outstanding at May 17, 2002, the Distribution Date, plus 3,524,000 Citadel options outstanding at September 30, 2002, have been excluded from the weighted average shares computation for the three and nine months ended September 30, 2002 as they are antidilutive.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and nine months ended September 30, 2003 and 2002, the pro forma effect on net loss and net loss per share would have been as follows:

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                   2003          2002          2003          2002
                                               ------------  -----------  ------------  ------------
Net loss
   as reported                                 $(2,438,844)  $ (584,085)  $(5,053,046)  $(1,651,572)
Add: Stock-based employee
   compensation expense included
   in reported net loss                                 -            -             -             -
Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                   (160,046)     (20,550)     (482,605)      (92,653)
                                               ------------  -----------  ------------  ------------
Pro forma net loss                             $(2,598,890)  $ (604,635)  $(5,535,651)  $(1,744,225)
                                               ============  ===========  ============  ============
Net loss per common share - basic and diluted
   As reported                                 $     (0.11)  $    (0.04)  $     (0.24)  $     (0.12)
                                               ============  ===========  ============  ============
   Pro forma                                   $     (0.12)  $    (0.04)  $     (0.27)  $     (0.13)
                                               ============  ===========  ============  ============


NOTE  B  -  PAYROLL  TAX  OBLIGATIONS

The Company has timely filed its federal and state employer and employee payroll tax forms during the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 but until the third quarter of 2003 had fallen behind in the payment of those taxes. During the quarter ended September 30, 2003, the Company remitted approximately $412,690 of back taxes, interest and penalties and is now current on all payroll tax obligations. The payroll tax obligation amount of $218,239 represents payroll taxes accrued at September 30, 2003 that will be remitted in the fourth quarter of 2003.

NOTE  C  -  NOTES  AND  ADVANCES  PAYABLE

Notes payable to shareholders consist of the following:

                                                       September 30,    December 31,
                                                           2003             2002
                                                       -------------    ------------
12% Senior Convertible Promissory Notes                $  2,120,000       $      -
12% Convertible Note Payable                                262,000              -
8% Convertible Note payable due October 31, 2003            200,000              -
8% Convertible Note payable due October 31, 2003            200,000              -
8% Note payable due February 11, 2003                            -          200,000
8% Note payable due May 16, 2003                                 -          250,000
                                                       ------------       ---------
                                                          2,782,000         450,000
Unamortized debt discount                                (1,489,644)        (47,083)
                                                       ------------       ---------
                                                       $  1,292,356       $ 402,917
                                                       ============       =========


On September 2, 2003 the Company closed a bridge loan financing transaction receiving gross proceeds of $2,120,000 and issued 12% Senior Convertible Promissory Notes (the "Notes") to a limited number of accredited investors (the "Noteholders"). The Notes and accrued interest are due the sooner of 90 days after issuance or 10 days after the Company receives at least $2,000,000 in proceeds from the sale of equity. The net proceeds of the bridge loans will be used for general working capital purposes. In addition, the Noteholders received 848,000 restricted shares of common stock of the Company. The fair value of the shares of approximately $783,079 was recorded as debt discount and amortized over the terms of the notes into interest expense. Approximately $261,026 of debt discount related to the Notes was recorded as interest expense in the three and nine months ended September 30, 2003.

The Notes principal and accrued interest may be converted into shares of common stock of the Company (the "Converted Shares") at a conversion price of $1.25 per share at the option of the Noteholder at any time prior to maturity. The difference between the effective conversion price and the fair market value of the underlying shares of approximately $1,147,479 was recorded as debt discount and is being amortized into interest expense over the terms of the Notes. Approximately $382,493 of debt discount was recorded as interest expense during the three months ended September 30, 2003. In the event of default, for each month in default, the Noteholders will receive warrants to purchase one half of one share for every dollar of principal amount loaned, with an exercise price of $0.50 per share.

The placement agent received a fee of $212,000 plus warrants to purchase 125,000 shares of common stock at $1.25 per share and have the same rights as the warrants the Noteholders may receive in the event of default. The fee of $212,000 plus the fair value of the warrants of approximately $121,725 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Notes of which approximately $111,242 was recognized as interest expense in the three and nine months ended September 30, 2003. On September 4, 2003, the $212,000 fee plus $50,000 of unpaid fees, unrelated to the Notes, were rolled into a 12% convertible note payable due 90 days after issuance with the same terms and conditions as the Notes. In conjunction with this note, the Company issued 104,800 shares of common stock to the placement agent having a relative fair value of approximately $98,250. The note plus accrued interest is convertible into shares of common stock of the Company at a conversion price of $1.25 per share. The difference between the effective conversion price and the fair market value of the underlying shares of approximately $150,650 was recorded as debt discount and is being amortized over the term of the note. Approximately $50,217 of debt discount was recorded as interest expense during the three months ended September 30, 2003. The Company granted piggyback registration rights to the Noteholders and the placement agent in connection with the private placement.

On July 16, 2003 the Company entered into a $200,000, 8% note payable originally due September 1, 2003, that was personally guaranteed by the Company's Chief Executive Officer. The note is convertible into 200,000 shares of common stock at a conversion price of $1.00 per share. The fair value of the conversion feature of approximately $118,187 was recorded as debt discount and was fully amortized as interest expense in the three months ended September 30, 2003. In the event of payment default the note would accrue interest at 18% per annum. In conjunction with this note, the Company issued 50,000 shares of common stock in exchange for $500 in cash. The relative fair value of the shares of approximately $50,687 was recorded as interest expense during the three and nine months ended September 30, 2003. The due date of the note was later extended by the noteholder to October 31, 2003 and 30,000 additional shares of common stock were issued to the noteholder in exchange for $300. The Company recorded debt discount of $39,450 representing the difference between the proceeds of $300 and the relative fair value of the 30,000 shares of common stock. The debt discount is being amortized to interest expense.

On July 17, 2003 the Company entered into a $250,000 8% note payable originally due September 17, 2003 that was personally guaranteed by the Company's Chief Executive Officer. A principal payment of $50,000 was made in August 2003. In conjunction with this note, the Company issued 50,000 shares of its common stock for $500, to be offset against accrued interest. The Company recorded a note discount of approximately $49,679 representing the difference between the proceeds of $500 and the relative fair value of the stock. This discount was fully amortized to interest expense in the three months ended September 30, 2003. The maturity date was later extended to October 31, 2003 and the Company agreed to give the noteholder a right to convert the note plus accrued interest into shares of common stock at a conversion price of $1.25 per share. The difference between the effective conversion price and the fair market value of the shares of approximately $73,344 was recorded as a debt discount and is being amortized to interest expense over the term of the note of which approximately $36,671 was charged to interest expense during the three months ended September 30, 2003.

On September 11, 2002 the Company entered into a $200,000 8% note payable due January 11, 2003 that was personally guaranteed by the Company's Chief Executive Officer. The due date was later extended by the noteholder to February 11, 2003. In the event of payment default the note would accrue interest at 18% per annum and at the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $0.30 per share. In conjunction with this note, the Company entered into a stock purchase agreement with the principals of the entity holding the note payable. Under this agreement the Company sold 200,000 shares of its common stock for $2,000, or $0.01 per share. The Company recorded unamortized debt discount of $64,666 representing the difference between the proceeds of $2,000 and the relative fair value of the stock and amortized the debt discount over the term of the note. The Company recognized $24,250 of debt discount as interest expense in the nine months ended September 30, 2002. The note was repaid in February 2003.

On December 9, 2002 the Company entered into a $250,000 8% note payable due May 16, 2003 that was personally guaranteed by the Company's Chief Executive Officer. In conjunction with this note, the Company entered into a stock purchase agreement with the noteholder and issued 50,000 shares of its common stock for $500, or $0.01 per share, offset against accrued interest. The Company recorded a note discount of $8,611 representing the difference between the proceeds of $500 and the relative fair value of the stock. This discount has been amortized over the term of the note and is included in interest expense. In January 2003, the Company repaid $25,000 of the principal balance of the note. In April 2003, the noteholder entered into an agreement with the Company to convert the note plus accrued interest into 243,862 shares of common stock at a conversion price of $0.95 per share. The difference between the conversion price and the fair value of the shares on the conversion date of approximately $54,000 has been charged to interest expense during the nine months ended September 30, 2003.

Notes and advances payable to related parties consist of the following:

                                             September 30,    December 31,
                                                 2003            2002
                                              ----------     ------------
8% Note payable to a former director
    due July 31, 2002                         $       -       $  250,000
8% Demand note payable to an officer              20,000         270,000
8% Note payable to an officer
    due February 28, 2003                             -          300,000
Non-interest bearing advance from
    an officer due on demand                     137,360          21,541
                                               ---------      ----------
                                              $  157,360      $  841,541
                                              ==========      ==========

On June 13, 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a former director of the Company. In February, 2003 the former director exercised stock options for 862,500 shares of the Company's common stock using the note plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000. On November 5, 2002 the Company entered into a $270,000 secured promissory note due on demand and a $300,000 8% note payable due February 28, 2003 to the Company's Chief Executive Officer. Both notes were secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes would become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released.

NOTE  D  -  COMMON  STOCK  AND  WARRANTS  ISSUED

In January 2003, the Company entered into subscription agreements with the Accredited Investors for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of legal, accounting and placement agent fees) and (ii) warrants to buy 1,637,500 shares of our common stock. The warrants have an exercise price of $1.50 per share, expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share, the closing per share price of common stock on May 6, 2003, and have a five year term.

On April 21, 2003, the Company issued 1,637,500 of new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced from $1.50 to $0.80 per share for a period that ended on May 6, 2003.

In May 2003, Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to the earlier of April 1, 2006 or the date 10 days after the Company provides the holders notice that the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. New Warrants to purchase 1,560,559 shares of Citadel common stock are outstanding at September 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduce price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at September 30, 2003. In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction were used for general working capital purposes. The Company filed a registration statement on Form SB2 to register the shares issued in the private placement, the shares issued upon the exercise of Prior Warrants and the shares underlying the New Warrants and Prior Warrants outstanding at May 6, 2003.

As discussed in Note C, in September 2003, the Company issued 953,000 shares of common stock plus warrants to purchase 125,000 shares of common stock in a bridge loan financing transaction. See discussion in Note F related to additional shares issued related to pre-Distribution obligations of CT Holdings.

Pursuant to the terms of the investment banking agreement, each month, the placement agent received a fee of $10,000 plus warrants for 10,000 share of common stock. The agreement was modified after the completion of the bridge loans and the issuance of monthly warrants was eliminated from the monthly fee. During the nine months ended September 30, 2003 the Company issued warrants for 80,000 shares of common stock to the placement agent. The fair value of the warrants of approximately $64,140 was recorded as a consulting fees included in selling general and administrative expense.

During the nine months ended September 30, 2003 the Company issued 127,502 shares of common stock resulting from the exercise of employee stock options.
In addition, 63,000 shares of common stock plus stock options for 75,000 shares of common stock were issued for services rendered by consultants to the Company. The fair value of the shares of common stock and options was approximately $144,570. During the three months ended September 30, 2003, the Company issued 25,000 shares of stock, with a fair value of approximately $35,500, to a former employee in settlement of a claim for compensation.

NOTE  E  -  RELATED  PARTY  TRANSACTION

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable has been fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected. This charge is classified as "Write-off note receivable from related party" in the accompanying Unaudited Statements of Operations.

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

On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities. CT Holdings had reached agreements in principle regarding the settlements and at September 30, 2003 the Company had completed negotiations with all but two parties. During the quarter ended September 30, 2003, the Company issued 106,250 shares of its common stock that had been held for issuance to the parties to the settlements. At September 30, 2003, 156,250 shares of common stock are held in reserve to issue if and when CT Holdings enters into a final settlement agreement with the remaining parties.

In June 2001, two directors of CT Holdings, including the Company's CEO, funded and guaranteed CT Holdings' participation in a bank bridge loan of an affiliate of CT Holdings. In consideration for this funding and guarantees, CT Holdings agreed to permit the directors to exchange up to 5,000,000 affiliate company shares into up to 6,000,000 shares of CT Holdings' common stock including a right to any dividends. The exercise of this exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock. The exercise of this exchange right is conditional upon compliance with first refusal and co-sale rights by the affiliated company and its majority shareholder.

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

Legal  Proceedings

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for approximately $101,000. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. Tech Data has filed a motion to appoint a receiver for CT Holdings that is set for November 21, 2003. The parties are in negotiations to settle this claim prior to November 21, 2003 however there can be no assurance that a settlement may be reached. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at September 30, 2003 and December 31, 2002.

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

NOTE  H  -  SUBSEQUENT  EVENTS

In October 2003, the Company received an order for approximately $4.7 million for licensing and customer support services of its Hercules product. The Company expects to recognize $3.9 million of revenue in the fourth quarter of 2003 and expects the Company's cash flow from operating activities to increase upon the collection of the receivable related to this order.

As of November 12, 2003 holders of approximately $2,520,000 principal amount of the Notes had elected to convert the Notes plus accrued interest into approximately 2,104,000 shares of common stock.

As discussed in Note D, the New Warrants and the Prior Warrants may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. On October 31, 2003 the closing market price of the Company's common stock exceeded $2.40 for the previous ten days and as a result, the Company notified the warrant holders of its intent to terminate the warrants on November 10, 2003. During the ten day notice period, the holders of 322,566 Prior Warrants and 1,560,559 New Warrants may exercise the warrants or allow them to expire. On November 10, 2003 proceeds of approximately $2,403,000 were received from the exercise of warrants for 1,882,980 shares of stock. In addition, warrants for 99,014 shares of common stock were exercised by the placement agent for approximately $133,000 of cash proceeds.


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

CRITICAL  ACCOUNTING  POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

REVENUE  RECOGNITION

Our revenue recognition policies are in compliance with Statement of Position
(SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." We recognize revenue from licensing of our products when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post sale customer support contracts provide the customer the right to telephone support, software updates, vulnerability remediation updates and software point release updates on a when and if available basis. Customer support contracts do not grant rights to new versions or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Software amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products function, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes." There were no changes in the estimated lives of any products during the three or nine months ended September 30, 2003 or 2002.

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

RESULTS  OF  OPERATIONS

Three  and  Nine  Months  Ended  September  30,  2003
As  Compared  With  Three  and  Nine  Months  Ended  September  30,  2002

REVENUE

The components of revenue for the three and nine months ended September 30, 2003 And 2002 were as follows:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                              2003       2002            2003        2002
                                          ----------  ----------     -----------  ---------
Revenue from:
  License fees
     Hercules                             $  600,464  $ 300,183      $ 1,011,686  $  337,731
     SecurePC                                 22,020     82,339          411,822     518,371
     NetOFF                                    3,950     60,108           76,530     109,894
  Provision for returns and allowances        (7,400)        -            (7,400)    (10,000)
                                          ----------  ----------      -----------  ----------
                                             619,034    442,630        1,492,638     955,996
  Customer support contracts                 110,760     40,708          281,421      65,869
  Other services                                 140        119            8,866       8,319
                                          ----------  ----------     -----------  -----------
                                          $  729,934  $ 483,457      $ 1,782,925  $1,030,184
                                          ==========  ==========     ===========  ===========

Revenue for the three months ended September 30, 2003 and 2002 was $729,934 and $483,457, respectively, representing an increase of $246,477 or 51% over the three months ended September 30, 2002. The increase is primarily attributed to higher orders received for our Hercules product partially offset by lower orders for Secure PC and NetOFF during the quarter ended September 30, 2003 versus the same quarter in 2002. During the quarter we delivered orders for approximately $849,000 of product and customer support contracts.

After applying revenue recognition criteria, revenue from license fees after a provision for returns and allowances was $619,034 and grew $176,404, or 40%, in the three months ended September 30, 2003 versus the same period in 2002. Demand for our vulnerability management product, Hercules, was up primarily due to the release of version 2.1 which has enhanced features and functionality over the prior versions sold in the third quarter of 2002. A provision for returns in the amount of $7,400 was recorded during the three months ended September 30, 2003 because of the increase of orders in the period even though historically there have been no significant product returns or support contract cancellations. Our assessment of the allowance for bad debts, returns and allowances of approximately $35,000 at September 30, 2003 is that the allowance is adequate based on known facts and circumstances, however there can be no assurance as to the adequacy of the allowance if actual returns, bad debt write-offs or allowances vary significantly from our estimates.

Revenue from customer support contracts was up $70,052, or 172% due to the higher orders during the third quarter of 2003 versus the third quarter of 2002, plus the recognition of previously deferred revenue from higher levels of customer support contracts signed during the past twelve months. During the nine months of 2002 we recognized revenue of approximately $8,200 from two custom development services projects. There were no such fees recognized during the three or nine months ended September 30, 2003. Custom development and other specialized services are not part of our general services offerings and are not expected to be a significant component of total revenue in the future. Included in other services revenue for the nine months ended September 30, 2003 are referral fees of $8,726 received from our partners for referring sales opportunities to them. There were no such fees received in the three months ended September 30, 2003 or the three and nine months ended September 30, 2002. We do not expect that referral fees will become a significant source of future revenue.

Revenue for the nine months ended September 30, 2003 and 2002 was $1,782,925 and $1,030,184, respectively, an increase of $752,741, or 73%. Higher revenue is the result of higher orders during the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 for our

Hercules vulnerability management solution. Orders for Secure PC, our security policy compliance solution and NetOFF, our desktop logoff security solution, were down, resulting in lower revenue from the licensing of these products. As a result, revenue from license fees increased $536,642 or 56%, to $1,492,638 for the nine months ended September 30, 2003 versus $955,996 for the nine months ended September 30, 2002. As explained above, the increase in revenue for the nine months ended September 30, 2003 versus the same period in 2002 was driven primarily by demand for Hercules as well as higher customer support contract fees resulting from higher levels of customer support contracts signed during the past twelve months. We expect that demand for our security products, especially Hercules, will continue to drive higher levels of revenue during the remainder of the year ending December 31, 2003, however there can be no assurance that the higher demand for our products will continue or that we will be successful in achieving the higher levels of revenue projected.

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

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                           2003       2002            2003          2002
                                       ----------  ----------     ------------  ----------
     Healthcare                               9%          67%              21%         41%
     Education                                1%           4%               4%          7%
     Financial services                       0%           0%              19%         32%
     Government                              88%          18%              49%         10%
     All other, primarily corporations        2%          11%               7%         10%

The approximate percentage of total revenue from customers representing 10% or more of total revenue during the three and nine months ended September 30, 2003 and 2002, respectively, was as follows:

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                                2003       2002            2003          2002     Industry Segment
                             ----------  ----------   ------------  ----------    ----------------
Washington Mutual Bank                -           -            19%         33%    Financial
National Science Foundation         25%           -            11%           -    Government
US Air Force                        20%           -             9%           -    Government
Health & Human Services             19%           -             8%           -    Government
US Army Corps of Engineers          11%           -             5%           -    Government
Department of Veteran Affairs        3%         43%             1%         20%    Government

Revenue from U. S. federal government customers was driven by factors including government fiscal year end budget availability and the emphasis on security initiatives in the government sector. We expect that U.S. government agencies will continue to be a significant portion of total revenue for the year ending December 31, 2003 due to the government's initiatives to proactively secure their systems. Subsequent to September 30, 2003 we received a Hercules order for approximately $4.7 million from a government agency. Of that amount, we expect to recognize approximately $3.9 million of license fees and customer support revenue in the fourth quarter of 2003.

Even though we have established a large presence in the government sector in this quarter, we do not rely on recurring revenue from any one customer, group of customers or from a specific industry segment. The timing of customer licensing or the concentration of revenue in one industry is largely dependent upon factors outside of our control including, but not limited to, the customer's information technology budget availability, the general economic and political environment, or the complexity of the customer's purchasing process, such as in the federal government.

COSTS  OF  REVENUE

The  components  of  costs  of  revenue  are  as  follows:

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                              2003        2002          2003        2002
                                          ----------  ----------     ---------  ---------
Costs of revenue
  Software amortization                   $  133,566  $   39,470     $ 270,018  $  73,146
  Customer support and services costs        129,395      81,220       186,505     81,220
  Shipping and other costs                    16,837         162        35,289      3,788
                                          ----------  ----------     ---------  ---------
    Total costs of revenue                $  279,798  $  120,852     $ 491,812  $ 158,154
                                          ==========  ==========     =========  =========

Software amortization begins at the time the product or new version of the product is released for licensing. Since the first release of Hercules in March 2002, there have been six releases of new features and functionality including version 2.1 in July 2003. Software amortization expense increased $94,096, or 238%, in the three months ended September 30, 2003 versus the three months ended September 30, 2002. Software amortization expense increased $196,872, or 269%, in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002. These increases are due to higher average balances of amortizable capitalized software development costs during the three and nine months ended September 30, 2003 versus the similar periods in 2002.

Our development plan for the remainder of 2003 includes the development of new features and functionality of our products, including versions of Hercules that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. We expect that software amortization will increase in the fourth quarter of 2003 due to the amortization of the capitalized software development costs associated new point releases of Hercules. In addition, software amortization will vary according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at September 30, 2003 of $1,654,841 and December 31, 2002 of $651,554 indicated that the unamortized capitalized software balances at September 30, 2003 and December 31, 2002 did not exceed net realizable value. Accordingly, no write-down was required during the three and nine months ended September 30, 2003 or the year ended December 31, 2002. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Under our post sale customer support agreements, a customer receives telephone support and the right to receive software point releases and software updates. In addition to these services, Hercules customers receive updates to the vulnerability remediation signatures via Internet access to our Vflash remediation signature database. Our customer support organization was first formed in July 2002 with the assignment of personnel to the post sale customer support function and the implementation of a customer support ticket tracking system. The customer support costs for the three and nine months ended September 30, 2003 of $129,395 and $186,505, respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the team that writes the vulnerability remediation signatures and manages the signature database. The customer support costs for the three and nine months ended September 30, 2002 were $81,220. Prior to July 2002 the costs to write the initial database of vulnerability remediation signatures for the initial release of Hercules were included in product development costs. The post sale customer support activities in periods prior to July 2002 were immaterial and generally not distinguishable from sales and marketing costs.

Shipping and other costs include freight costs, preparation of media and documentation, and third party royalties. In addition, for the three months ended September 30, 2003, the other costs include the costs of acquiring licenses to a third party's vulnerability assessment scanning product for sublicensing to our customers. We provide access to third party products as an adjunct to Hercules and as a convenience to our customer. Revenue from sublicensing of third party products is not a significant part of our operating model or projected revenue and therefore we do not anticipate that the costs associated with the sublicensing of a third party's product to become a significant portion of the costs of revenue. We encourage our customers to download their licensed software programs and related documentation directly from our website. In many cases a limited use evaluation copy is downloaded as part of the technical pre-sales effort prior to the customer committing to license the product. Once the customer issues a purchase order for the license, a permanent license key is provided for the quantity of licenses requested and the time frame for use of the license. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. Shipping and other costs for the three months ended September 30, 2003 and 2002 were $16,837 and $162, respectively and $35,289 and $3,788 for the nine months ended September 30, 2003 and 2002, respectively. Of these costs, third party royalties were $1,300 and $3,400 for the three and nine months ended September 30, 2003. There were not any third party royalties for the three or nine months ended September 30, 2002. We expect that shipping and other costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

At September 30, 2003 we employed twenty-four (24) people in sales, marketing and business development, and eight (8) people in finance, administration and general management. This number compares to sixteen (16) people in sales, marketing and business development, and six (6) people in finance, administration and general management at September 30, 2002. The increase in selling, general and administrative expense, as more fully described below, is in part due to the increase in the number of employees and the increase in professional fees directed toward the execution of the marketing and public relations efforts surrounding the marketing and licensing of our vulnerability management product, Hercules.

We incurred selling, general and administrative expenses of $1,574,336 for the three months ended September 30, 2003, versus $849,168 for the three months ended September 30, 2002, representing an increase of $725,168 or 85%. Approximately $250,000 of this increase is attributable to the compensation and employee benefits expenses resulting from the increase in the number of employees. Travel expenses also increased by approximately $127,000, primarily due to the increase in the number of sales and pre-sales support personnel hired to execute our licensing and marketing strategies. Approximately $370,000 of the total increase relates to professional fees associated with trade analyst firms, media relations, investor relations and investment banking services, as well as recruiting fees and routine legal and accounting fees. The remaining increase in selling, general and administrative expense of approximately $65,000 is primarily due to the general increase in telephone, office supplies and other similar overhead expenses associated with the increase in the number of personnel. There was a one time credit of approximately $71,000 for the reversal of an accrual for payroll tax penalties and interest associated with the payment of back taxes.

For the nine months ended September 30, 2003 we incurred selling, general and administrative expenses of $4,444,441. This amount represents an increase of $2,189,896, or 97%, over the selling, general and administrative expense incurred in the nine months ended September 30, 2002 of $2,254,545. The reasons for the increase in selling, general and administrative expense in the nine month period are similar to the three month period. Approximately $831,000 of this increase is attributable to the increase in compensation and employee benefits expenses related to the increase in personnel. Travel expenses increased by approximately $359,000, due to the increase in pre-sales support and sales personnel visiting customers to execute our licensing and marketing strategies. Approximately $870,000 of the total increase relates to professional fees associated with trade analyst firms, media relations, investor relations and investment banking services, as well as recruiting fees and routine legal and accounting fees. The remaining increase in selling, general and administrative expense of approximately $218,000 is primarily due to the general increase in telephone, office supplies and other similar overhead expenses associated with the increase in the number of personnel. The remaining $87,000 of expense relates to the penalties incurred that were associated with the late payment of payroll taxes.

We continue to execute our business plan and accordingly, we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods thereby causing an increase in the related compensation, benefits, travel and indirect overhead expenses including increases in rent and facilities costsWe do not anticipate a large increase in the number of administrative personnel. We will continue to tightly control costs and expenses.

PRODUCT  DEVELOPMENT  EXPENSE

Historically the product development expense and the capitalization rate have fluctuated, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. The number of people assigned to and the complexity of the development projects underway during the three and nine months ended September 30, 2003 is greater than for the similar periods in 2002. At September 30, 2003 we employed twenty-five (25) people in development including our Chief Technology Officer. At September 30, 2002 we employed nine (9) people in development. Thus far for the nine months ended September 30, 2003, there have been three version releases of Hercules. During the nine months ended September 30, 2002 the initial version
1.0 of Hercules was released and was followed by three additional versions by September 30, 2002.

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and followed by the programming activities. The costs and expenses of these activities primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. Software development costs also include the cost of third party testing under Common Criteria, ISO 15408, which is required for licensing security products to agencies of the federal government. Costs and expenses that do not qualify for capitalization, such as those incurred in the design and analysis phase of a project, are expensed as product development expenses. During the three months ended September 30, 2003 we incurred $51,390 of product development expense which is net of $370,537 of capitalized software development costs. During the three months ended September 30, 2002 we incurred product development expenses of $74,207 net of $135,549 of capitalized software development costs. Similarly, for the nine months ended September 30, 2003 we incurred $211,606 of product development expense which is net of $1,273,306 of capitalized software development costs. During the nine months ended September 30, 2002 we incurred product development expenses of $220,308 net of $402,226 of capitalized software development costs. The higher level of capitalized software development costs is primarily due to the greater number of software development engineers assigned to capitalizable activities during the three and nine months ended September 30, 2003 versus the three and nine months ended September 30, 2002.

We plan to add development resources to our team as is necessary to execute the development project plan in the future. As a result, capitalized software development costs and product development expense are expected to increase as we continue to add additional software development engineers to the development projects for new products and new versions of our products in the future.

DEPRECIATION  EXPENSE

We recognize depreciation expense for the depreciation of property and equipment. Depreciation expense for the quarter ended September 30, 2003 was $58,548, compared to $6,749 for the three months ended September 30, 2002, an increase of $51,799, or 768%. Similarly, for the nine months ended September 30, 2003 depreciation expense was $137,742 versus $30,183, representing an increase of $107,559, or 356%. We attribute the increase in depreciation for the three and nine months ended September 30, 2003 to higher depreciable balances of property and equipment resulting from higher capital expenditures in prior periods made to support the growth in people and the general information technology infrastructure of the Company.

Our business plan calls for the addition of staff in all departments. Although we had no material commitments for capital expenditures at September 30, 2003 the planned employee additions will require us to increase capital expenditures for computers and network infrastructure improvements and accordingly there will be an increase in capital expenditures and depreciation expense in future periods.

INTEREST  EXPENSE

Interest expense for the three months ended September 30, 2003 was $1,169,206 versus $16,566 for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $1,289,870 versus $18,566 for the nine months ended September 30, 2002. During the three months ended September 30, 2003 we issued interest bearing convertible notes payable for gross proceeds of $2,570,000, a reduction of accounts payable of $262,000 and 1,082,800 shares of common stock. The relative fair value of the shares issued in conjunction with the debt of $1,020,845 was recorded as debt discount. Each of the notes, plus accrued interest, is convertible into shares of common stock at below market conversion prices ranging from $1.00 to $1.25 per share. The fair value of the beneficial conversion feature of $1,489,660 was recorded as debt discount. Debt issuance costs were recorded related to the placement agent fee of $212,000 plus $121,725 representing the fair value of warrants issued to the placement agent for assistance with obtaining the debt financing. Each of these components is being amortized into interest expense over the terms of the notes. In addition to the debt discount recorded in the third quarter of 2003, we amortized to interest expense the debt discount and the fair value of the beneficial conversion feature of notes issued prior to the third quarter of 2003. Prior to 2003 interest expense consisted of interest on notes payable and other interest bearing debt.

The components of interest expense for the three and nine months ended September 30, 2003 and 2002 are summarized as follows:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                  2003          2002          2003          2002
                                              -----------    ----------    -----------  -----------
Common stock issued in conjunction
   with convertible debt                      $   433,292    $      -      $  480,375           -
Beneficial conversion feature of
  convertible debt                                587,569           -         641,219           -
Amortization of debt issue costs                  111,242           -         111,242           -
Interest on notes payable                          37,103         8,483        57,034       10,483
Interest on other interest bearing debt                -          8,083            -         8,083
                                              -----------    ----------    -----------   ---------
Total interest expense                        $ 1,169,206    $   16,566    $ 1,289,870   $ 18,566
                                              ===========    ==========     ==========   =========

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

OTHER  EXPENSE

On September 22, 2003, we issued 25,000 shares to a former employee to settle a claim for unpaid commissions during his employment. The fair value of the shares issued was approximately $35,500.

LIQUIDITY  AND  CAPITAL  RESOURCES

The balance of cash and cash equivalents at September 30, 2003 was approximately $247,000. The net cash used in operating activities of approximately $3,562,000 for the nine months ended September 30, 2003 is principally a result of the net loss of approximately $5,053,000 for the nine months ended September 30, 2003 offset by a decrease in cash resulting from a net change in operating assets and liabilities of approximately $634,000 and an increase in cash resulting from a net non-cash charges of approximately $2,125,000. The net non-cash charges primarily consist of approximately $408,000 of depreciation and amortization, a non-cash charge of approximately $244,000 representing the fair value of common stock and common stock warrants issued in lieu of cash for services, approximately $480,000 of debt discount amortization attributable to the relative fair value of common stock issued in conjunction with notes payable, approximately $641,000 of debt discount amortization resulting from the beneficial conversion feature of notes payable convertible into shares of common stock and approximately $111,000 of amortization of debt issue costs. Also included in non-cash charges is a $225,000 write-off of the note receivable from CT Holdings.

Cash flows used in investing activities during the nine months ended September 30, 2003 were approximately $1,584,000, representing approximately $287,000 for purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and approximately $1,273,000 of additions to capitalized software development costs related to the

Hercules product development costs. In addition we received $201,000 from the payment of a note receivable and issued a $225,000 note receivable to CT Holdings.

During the nine months ended September 30, 2002 we acquired approximately $91,000 of computers and software and capitalized approximately $402,000 of software development costs resulting in a total of approximately $493,000 of cash used in investing activities. As noted above, expenditures for computer equipment and our expansion of our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. There were no material commitments for new capital expenditures at September 30, 2003.

Cash flows provided by financing activities for the nine months ended September 30, 2003 were approximately $5,381,000. During the nine months ended September 30, 2003 we issued 3,275,000 shares of common stock in return for net proceeds of approximately $2,397,000 and issued 1,560,559 shares of common stock pursuant to the exercise of warrants in return for net proceeds of approximately $1,123,000.

In September 2003, we closed a bridge loan financing transaction receiving gross proceeds of approximately $2,120,000 and issued 12% Senior Promissory Notes to a limited number of accredited investors. The placement agent for this transaction converted their fee of $212,000 and $50,000 of our payables to them into a note payable with the same terms and conversion features as the Notes.

Other shareholders loaned us $450,000 during the nine months ended September 30, 2003 of which $50,000 was repaid. Payments of $225,000 were made against notes payable to shareholders at December 31, 2002 and a principal amount of $225,000, plus accrued interest of approximately $7,000, was converted into 243,862 shares of common stock. The difference between the aggregate conversion price and the fair value of the shares on the conversion date of approximately $54,000 represents a non-cash charge recorded as interest expense.

In addition, we received advances and proceeds from notes payable from related parties of approximately $872,000 and made payments to related parties of approximately $1,306,000 to pay down the advances and notes payable from related parties. During the nine months ended September 30, 2003, a former director exercised stock options for 862,500 shares of the Company's common stock using a $250,000 note payable to the former director plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000.

Total cash flows provided from financing activities were approximately $707,000 for the nine months ended September 30, 2002. From January 1, 2002 through the Distribution date on May 17, 2002 we were a subsidiary of CT Holdings and as a result, cash flows provided by financing activities include a contribution from CT Holdings, our parent prior to the Distribution, of approximately $200,000 for the nine months ended September 30, 2002. From the Distribution Date through September 30, 2002 we received approximately $656,000 in proceeds from advances and notes receivable from related parties and $240,000 from the proceeds of note payables issued to shareholders. Payments against notes and advances from related parties were approximately $351,000 and a $40,000 note payable to a shareholder was repaid during the nine months ended September 30, 2002.

As a result of the aforementioned factors, cash and cash equivalents increased by approximately $235,000 for the nine months ended September 30, 2003, versus a decrease of approximately $52,000 for the nine months ended September 30, 2002.

Liquidity

We have incurred recurring operating losses, negative cash flow from operations, have a cash balance at September 30, 2003 of approximately $247,000, a significant deficiency in working capital of approximately $2,600,000 and a stockholders' deficit of approximately $379,000. We have received a report from our independent auditors for the year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to recurring operating losses and working capital deficiency. Our primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and our ability to obtain cash from financing alternatives including the transactions described below. The net proceeds received from the transactions described below, including those transactions that occurred subsequent to September 30, 2003, and management's forecast of revenue and results of operations for the remainder of the year ending December 31, 2003 and 2004 are expected to provide sufficient working capital for the next twelve months, however timing of the revenue and the subsequent cash receipts cannot be assured. There can be no assurance that management's execution of its operating plan and additional financing strategies will be successful or that other actions may not become necessary that will require us to raise additional capital.


In January, 2003, we entered into subscription agreements with 20 accredited investors (the "Accredited Investors") for the sale of (i) 3,275,000 shares of common stock for gross proceeds of

$2,625,000 (before approximately $228,000 of placement agent, legal and accounting fees) and (ii) warrants to buy 1,637,500 shares of common stock with an exercise price of $1.50 per share. Warrants for 245,625 shares of common stock with an exercise price of $1.18 per share were issued to the placement agent upon the closing of the transaction. The net proceeds from this transaction were used to fund operations and reduce liabilities including related party debt.

On April 21, 2003, we issued 1,637,500 new warrants to the Accredited Investors plus 245,625 new warrants to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003. Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result, of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to April 1, 2006. The net proceeds of the transaction were used for general working capital purposes. New Warrants to purchase 1,560,559 shares of Citadel common stock were outstanding at September 30, 2003. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. The Prior Warrants remained outstanding at September 30, 2003.

Upon closing of this transaction, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term.

The New Warrants and the Prior Warrants outstanding at September 30, 2003 may be terminated by us, at our option, when the closing market price of the our common stock has closed at or above $2.40 per share for ten consecutive trading days. On October 31, 2003 the closing market price of our common stock exceeded $2.40 for the previous ten days and as a result, we notified the warrant holders of our intent to terminate the warrants on November 10, 2003. During that ten day notice period ending November 10, 2003, the holders of 322,566 Prior Warrants and 1,560,559 New Warrants may exercise the warrants or allow them to expire. As of November 10, 2003 proceeds of $2,403,000 were received from the exercise of warrants for 1,882,980 shares of stock. In addition, warrants for 99,014 shares of common stock were exercised by the placement agent for approximately $133,000 of cash proceeds.

On September 2, 2003 we closed a bridge loan financing transaction receiving gross proceeds of approximately $2,120,000 and issued 12% Senior Promissory Notes (the "Notes") to a limited number of accredited investors (the "Noteholders"). The Notes and accrued interest are due the sooner of 90 days after issuance or 10 days after we receive at least $2,000,000 in proceeds from the sale of equity. The net proceeds of the bridge loans will be used for general working capital purposes. In addition, the Noteholders received approximately 848,000 restricted shares of common stock of the Company. The note principal and accrued interest may be converted into shares of common stock of the Company (the "Converted Shares") at a conversion price of $1.25 per share at the option of the Noteholder at any time prior to maturity. In addition, two notes issued to shareholders in July 2003, with an aggregate principal amount of $400,000, were granted substantially the same conversion rights as the shareholders. As of November 12, 2003 holders of approximately $2,520,000 principal amount of the Notes had elected to convert the Notes plus accrued interest into approximately 2,104,000 shares of common stock.

In the event of a default, for each month in default, the Noteholders will receive warrants to purchase one half of one share for every dollar of principal amount loaned, with an exercise price of $0.50 per share. The placement agent received a fee of approximately $ 212,000 plus warrants to purchase 125,000 shares of common stock at $1.25 per share and have the same rights as the warrants the Noteholders may receive in the event of default. The $212,000 fee plus approximately $50,000 of unpaid fees, unrelated to the Notes, were rolled into a 12% note payable due 90 days after issuance with the same terms and conditions as the Notes. The Company granted piggyback registration rights to the Noteholders and the Placement Agent in connection with the private placement.

In October 2003, we received an order from a government agency for approximately $4.7 million for licensing and customer support services of our Hercules product. We expect to recognize approximately $3.9 million of revenue in the fourth quarter of 2003 and expect cash flow from operating activities to increase upon the collection of the receivable related to this order.

                                  RISK  FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report on Form 10-QSB for the three and nine months ended September 30, 2003 and our report on Form 10-KSB for the years ended December 31, 2002 and 2001. The risks and uncertainties described below are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading prices of our Shares could decline significantly. The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

Liquidity

We have incurred recurring operating losses, negative cash flow from operations, have a cash balance at September 30, 2003 of approximately $247,000, a significant deficiency in working capital of approximately $2,600,000 and a stockholders' deficit of approximately $379,000. We have received a report from our independent auditors for the year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to recurring operating losses and working capital deficiency. Our primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and our ability to obtain cash from financing alternatives including the transactions described above in Management's Discussion and Analysis - "Liquidity and Capital Resources."

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

     -    Higher  overhead  costs  as  a  percentage  of  revenue.

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

Citadel has granted options to purchase Citadel Shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase 6,124,500 Citadel Shares and warrants to purchase 2,147,139 Citadel Shares were outstanding on September 30, 2003. The issuance of Citadel Shares upon the exercise of these options and warrants may result in dilution to the Citadel stockholders.

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

CITADEL'S HISTORICAL FINANCIAL INFORMATION PRIOR TO THE DISTRIBUTION MAY BE OF LIMITED RELEVANCE.

The financial statements of Citadel for periods prior to the Distribution include the accounts of the security software division of CT Holdings' operations and have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present Citadel's financial position, results of operations, and cash flows as derived from CT Holdings' historical financial statements. Certain CT Holdings assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of corporate amounts allocable to Citadel, using such factors as revenue, number of employees, and other relevant factors. In the opinion of Citadel's management, the allocations were made on a reasonable basis. Citadel's management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a stand-alone company.

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

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION.

Members of the board of directors and management of Citadel own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the Distribution, two of the three directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

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

INTRODUCTION OF NEW OPERATING SYSTEMS MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR FINANCIAL RESULTS AND STOCK PRICE.

If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of our products, our future net revenue and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. As part of CT Holdings, we completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenue and operating results.

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

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF THE INTERNET IN A TIMELY MANNER.

Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the Internet environment into our business operations and product development efforts, our future net revenue and operating results could be adversely affected.

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS.

We currently offer products over the Internet, among other channels. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenue and profitability.

PRODUCT RETURNS MAY AFFECT OUR NET REVENUE.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $26,189 has been recorded at September 30, 2003. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2003, December 31, 2002 or 2001. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

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

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT.

The length of our product development and sales cycles has generally been greater than we originally expected. We are likely to experience delays in future product development or sales. These delays could have a material adverse affect on the amount and timing of future revenue.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

We have been subject to substantial fluctuations in quarterly net revenue and operating results, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

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

Due to these factors, forecasts may not be achieved, either because expected revenue do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease.

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

In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

     - cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;
     -
     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

     -
     -    redesign our products, which would be costly and time-consuming.

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

SUBSTANTIAL SALES OF CITADEL SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CITADEL SHARES

CT Holdings distributed to CT Holdings' stockholders a total of approximately 14,387,000 Citadel Shares. Under the United States federal securities laws, substantially all of these shares may be resold immediately in the public market, except for (1) Citadel Shares held by affiliates of Citadel or (2) shares which are issued in respect of restricted shares of CT Holdings common stock. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of the security software business, and may sell their Citadel Shares. Citadel cannot predict whether stockholders will resell large numbers of Citadel Shares in the public market following the Distribution or how quickly they may resell these Citadel Shares. In July 2003, we registered an additional 7,397,810 shares on a Form SB-2 and 9,440,604 shares and options on a Form S-8, the sale of which shares may have an adverse effect on the market price of our securities. In addition, we have granted piggybank rights to the holders of 978,000 shares issued in connection with our bridge loan financing in September 2003 and 2,104,217 shares issued upon conversion of the notes issued in the bridge loan. If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales if Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares. The sale of these shares may have an adverse effect on the market price of our securities.

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

PART  II.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement (the "Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the Agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and the matter was referred to binding arbitration in the fourth quarter of 2002. In the first quarter of 2003 Tech Data obtained an arbitration award of approximately $72,000 plus interest at the applicable rate under Florida law from January 3, 2000 until January 10, 2003, together with attorney's fees of $3,500, and interest on those sums at 10% per year from February 10, 2003 until the amounts are paid as a result of the arbitration. Tech Data has filed a motion to revive the abated lawsuit to enforce the arbitration award. Tech Data has filed a motion to appoint a receiver for CT Holdings that is set for November 21, 2003. The parties are in negotiation to settle the claim prior to November 21, 2003 however there can be no assurance that a settlement will be reached. As part of the Distribution, the Company assumed payment responsibility for this lawsuit. The Company has an accrued liability of approximately $101,000 recorded relating to this litigation at September 30, 2003 and December 31, 2002.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On September 2, 2003 the Company closed a bridge loan financing transaction receiving gross proceeds of approximately $2,120,000 and issued 12% Senior Promissory Notes (the "Notes") to a limited number of accredited investors (the "Noteholders"). The Notes and accrued interest are due the sooner of 90 days after issuance or 10 days after the Company receives at least $2,000,000 in proceeds from the sale of equity. The net proceeds of the bridge loans will be used for general working capital purposes. In addition, the Noteholders received approximately 848,000 restricted shares of common stock of the Company. The note principal and accrued interest may be converted into shares of common stock of the Company (the "converted Shares") at a conversion price of $1.25 per share at the option of the Noteholder at any time prior to maturity. In the event of a default, for each month in default, the Noteholders will receive warrants to purchase one half of one share for every dollar of principal amount loaned, with an exercise price of $0.50 per share. The private placement was exempt pursuant to Rule 506 under the Securities Act because the offering was to a limited number of accredited investors and did not involve any public offering.

The placement agent received a fee of approximately $212,000 plus warrants to purchase 125,000 shares of common stock at $1.25 per shares and have the same rights as the warrants the Noteholders may receive in the event of default. The $212,000 fee plus approximately $50,000 of unpaid fees, unrelated to the Notes, were rolled into a 12% note payable due 90 days after issuance with the same terms and conditions as the Notes. In addition, the Company issued 104,800 shares of common stock to the placement agent having a fair value of approximately $89,250. The note plus accrued interest is convertible into shares of common stock of the Company at a conversion price of $1.25 per share. The Company granted piggyback registration rights to the Noteholders and the Placement Agent in connection with the private placement.

In April 2003, accredited investors who purchased shares of our common stock in our January 2003 private placement were issued 1,637,500 new warrants plus 245,625 new warrants were issued to the placement agent and its assignees (collectively the "New Warrants"). The exercise price of the warrants issued to the investors and the placement agent in the January 2003 private placement (the "Prior Warrants") was reduced to $0.80 per share for a period that ended on May 6, 2003. The private placement was exempt pursuant to Rule 506 under the Securities Act because the offering was to a limited number of accredited investors and did not involve any public offering. The shares underlying the warrants were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

Investors holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before legal and accounting fees and a placement agent fee of approximately $100,000). As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to Aril 1, 2006. New Warrants to purchase 1,560,559 shares of Citadel common stock remained outstanding. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the date of issuance). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. These Prior Warrants remain outstanding at September 30, 2003. The private placement was exempt pursuant to Rule 506 under the Securities Act because the offering was to a limited number of accredited investors and did not involve any public offering. The shares issued pursuant to the exercise of the Prior Warrants and the shares underlying the New Warrants were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that remained outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction will be used for general working capital purposes. The private placement was exempt pursuant to Section 4(2) under the Securities Act because the offering was to one accredited investor and did not involve any public offering. The shares underlying these warrants were registered on Form SB-2 (file 333-104777) effective July 2, 2003.

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

On July 17, 2003 the Company entered into a $250,000 8% note payable due September 17, 2003 that was personally guaranteed by the Company's Chief Executive Officer. A principal payment of $50,000 was made in August 2003. In conjunction with this note, the Company issued 50,000 shares of its common stock for $500, or $0.01 per share, to be offset against accrued interest. The Company recorded a note discount of $49,679 representing the difference between the proceeds of $500 and the fair value of the stock. This discount was fully amortized to interest expense in the three and nine months ended September 30, 2003. The maturity date was extended to October 31, 2003 the Company agreed to give the noteholder a right to convert the note plus accrued interest into shares of common stock at a conversion price of $1.25 per share. The private placement was exempt pursuant to Section 4(2) under the Securities Act because the offering was to one accredited investor and did not involve any public offering.

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

     (i) On August 12, 2003, the registrant filed a Form 8-K under Item 9 to furnish a press release announcing its financial results for the quarter ended June 30, 2003.

     (ii) On September 8, 2003 the registrant filed a Form 8-K under Item 5 announcing that the Company closed a bridge loan financing transaction receiving gross proceeds of approximately $2.1 million and issued 12% Senior Promissory Notes to a limited number of accredited investors.

     (iii) On October 3, 2003, the registrant filed a Form 8-K under Items 9 & 12 regarding an update to forward-looking statements relating to 2003 and the third quarter ended September 30, 2003.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITADEL  SECURITY  SOFTWARE  INC.
                           (REGISTRANT)

Date:  November  14,  2003   By:
                            /s/  STEVEN  B.  SOLOMON
                            -----------------------------
                            Steven  B.  Solomon,
                            President  and  Chief  Executive  Officer
                            (Duly Authorized Signatory and Principal Executive Officer)

Date:  November  14,  2003   By:
                            /s/  RICHARD  CONNELLY
                            -----------------------------
                            Richard  Connelly,
                            Chief  Financial  Officer
                            (Duly Authorized Signatory and Principal Accounting and Financial Officer)