Form 10KSB
period 2003-12-31
CITADEL SECURITY SOFTWARE INC
filed 2004-03-15
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenue for its most recent fiscal year $5,856,296

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐   No  ☒

As of March 10, 2004 the last reported sale price of the Company's common stock was $5.86 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $126,248,461 as of March 10, 2004.

As of March 10, 2004, there were 29,434,257 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

CITADEL SECURITY SOFTWARE INC.
FORM 10-KSB
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel Security Software Inc. ("Citadel" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time to time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel's filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of their executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel's future performance, including but not limited to:

-	possible or assumed future results of operations;

-	future revenue and earnings; and

-	business and growth strategies

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel: (1) the uncertainty of general business and economic conditions, including the potential for a slowdown in business and governmental expenditures on information technology and software; (2) the impact of competition, both expected and unexpected; (3) adverse developments, outcomes and expenses in legal proceedings; (4) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; (5) the company's inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and (6) those described under Risk Factors.

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

Hercules®, WinShield® Secure PC™ and NetOFF™ are trademarks or registered trademarks of Citadel Security Software Inc. Other trademarks that may be mentioned in this Form 10-KSB are intellectual property of their respective owners.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Citadel Security Software Inc. (“Citadel” or the “Company”) develops and markets computer security and privacy software for one of the fastest growing security software segments today – "inside the firewall." Our information technology (IT) security computer software products include security and management solutions for networks and personal workstations designed to secure and manage personal computers (PCs) and local area networks (LANs). These products enable companies to remediate the security vulnerabilities on IT networks that occur through software applications, unauthorized access and misconfigurations of systems. With Citadel’s products, companies are able to more efficiently manage their computing environments and enforce security policies from a single point of control across Windows, Linux, and Unix platforms.

Citadel’s products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. Our solutions are designed to reduce customer costs, improve accuracy of customer information, maintain the operation of workstations and servers, secure systems from fraud or unauthorized use, and generally enable information technology (“IT”) professionals to devote more time to improving service rather than focusing on operational details. Our products also allow customers to comply with internal and external security policies that are being driven by government or industry mandates.

Our vision is to change the future of securing computing devices in enterprise environments. Our mission is to be a global leader in enterprise vulnerability management software, and to continually develop innovative solutions to secure IT networks. It is our goal to ensure the continuity of business and the availability of technology by eliminating the impact of security threats.

We are driven to provide the highest level of customer satisfaction. By executing all aspects of our business, including development, quality assurance, support, marketing and sales with passion and dedication, we will continue to earn the trust and confidence of our customers and the business and government communities at large.

We deliver innovative computer security products and services providing:

•	Security policy enforcement

•	Security management and control

•	Automated vulnerability remediation

SECURITY SOFTWARE MARKET

The market for software and hardware security technology has many players and many products that secure networks systems from attack, accident or failure from outside and inside influences. Our company is actively engaged in the vulnerability management market and more specifically, in the "policy administration" and "automated vulnerability remediation" segments. Our NetOFF and Secure PC products participate in the policy administration category and Hercules is positioned in the heart of the vulnerability management market, specifically automated vulnerability remediation.

VULNERABILITY MANAGEMENT AND AUTOMATED VULNERABILITY REMEDIATION

A vulnerability is any weakness in system configuration, systems services or software code that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or do damage to an organization's computing environment. Vulnerabilities fall into five classes: unnecessary services, mis-configurations, backdoors, unsecure accounts and software defects. Vulnerabilities are proliferating rapidly in number, sophistication and scope of coverage. CERT/CC® at Carnegie Mellon University's Software Engineering Institute (http://www.cert.org) has identified nearly 13,000 unique vulnerabilities since 1995 that negatively affect computer systems. Vulnerabilities are the targets of such well publicized malicious code as MyDoom, SQL Slammer, Blaster, Nimda and Code Red. These worms look for vulnerabilities in networked systems in order to do damage. CERT/CC® also reports that since 1988 there have been nearly 320,000 unique incidents of specific attacks reported (CERT/CC® counts all MyDoom attacks as one incident.)

In addition, the scope or breadth of coverage of vulnerabilities is also growing as the number of internet connected devices continues to rise. A January 2004 Internet Domain Survey published by the Internet Software Consortium (http://www.isc.org) reports that the number of named internet protocol (“IP”) addresses exceeds 171,000,000. This is up over 24 million IP addresses from a year earlier survey, opening up more pathways to systems that have unremediated vulnerabilities. Companies and government agencies are susceptible to more avenues of attack by more sophisticated worms and viruses and in greater numbers of attacks. The risk of exploitation can be mitigated through proactive vulnerability management including hardening systems, implementation of security policies, frequent assessment of the security posture and automated remediation of identified vulnerabilities.

Proactive vulnerability management is the process of independent assessment, compliance, reporting and then an independent remediation of vulnerabilities found in computer systems and networks. These steps are the cornerstone requirements of vulnerability management capabilities. The strength of sound vulnerability management practices is the remediation solution. Identifying, reporting and then managing vulnerabilities in any system without a proactive remediation process leaves that system as vulnerable to attack, accident or failure, just as if no risk assessment had been performed.  Also, independent assessment and independent remediation functions provide information assurance due to the separation of the two duties.

Citadel’s flagship product, Hercules, is a patent pending remediation technology, that used in concert with industry leading vulnerability assessment tools, provides customers with a proactive vulnerability management capability across an entire enterprise class network.

LEGISLATION AND MANDATES

Government mandates and new legislation are driving enterprises to improve the security of their networks. Mandates and laws affecting systems security include:

Executive Order 13231: Critical Infrastructure Protection in the Information Age, October 2001 – This order directs a senior executive branch board to work with State and local governments, industry and others to create and manage systems for cyber security threat warning and incident analysis.

Title III of the 2002 E-Gov Act - The Federal Information Security Management Act (“FISMA”) mandates that each government agency perform a risk assessment of the security of their information systems and mitigate the risk of attack.

Presidential Directive 63 (PDD 63), May 1998 - This White Paper explains key elements of the Clinton Administration's policy on critical infrastructure protection.

Health Insurance Portability And Accountability Act Of 1996 (“HIPAA”) - Certain provisions of HIPAA require the organizations protect the privacy of the patient data.

Security of Federal Automated Information Systems, November 2000 - This OMB memorandum is issued as a reminder to Federal agencies and Departments of their responsibilities for the security of their respective automation resources.

Sarbanes-Oxley Act of 2002 – Section 404 of the act requires that auditors of public companies assess the effectiveness of management’s assessment of internal controls. A part of internal controls is the security against loss of data or unauthorized access to data.

Gramm Leach Bliley Act of 1999 (“GLB”) includes provisions to protect consumers’ personal financial information held by financial institutions.

During 2003 we focused our marketing and licensing efforts on governmental agencies, healthcare organizations and financial institutions affected by the mandates and initiatives of HIPAA, GLB, and FISMA. Each of these acts places an emphasis on securing systems, personal data and financial information from intentional or unintentional unauthorized access. Revenue in the year ended December 31, 2003 from government agencies represents 80% of our total revenue for the year. We believe the government’s continued focus on the mandates and initiatives for securing systems before an attack, accident or failure of an organization's network happens will result in increased licensing of our software products not only in the government sector but also the commercial sector as well.

POLICY ADMINISTRATION/COMPLIANCE

The policy administration and compliance market is a mature market with many players including Symantec, Microsoft, RSA and Computer Associates, to name a few. This market has grown around the need for organizations to control access to desktop and system settings, thereby reducing costs associated with downtime and reconfiguration of systems, and the need to control unauthorized access, whether internal or external to the company, of confidential information thereby meeting organizational or mandated security and privacy requirements. Healthcare, Financial Services, Education, and Data Processing are just a few of the industries that require tools to protect private information and to restrict user access to system settings that can cause down time and require extensive cost and time to repair.

Our strategy is to position NetOFF and WinShield Secure PC as critical components to the overall security and privacy posture of organizations in the Healthcare, Financial, Educational, applicable corporate industries and government agencies. We will continue to market and license these products into the industries in which we have gained a foothold. We will furthermore seek to expand the new customer relationships developed through sales of Hercules to include WinShield SecurePC and NetOFF.

OUR PRODUCTS

HERCULES

Hercules defines a unique class of security product called Automated Vulnerability Remediation or AVR. This class of product is designed to work with vulnerability assessment tools to provide automated remediation of identified vulnerabilities on network assets. The remediation actions that Hercules performs are more sophisticated than patch installation procedures. Citadel’s Hercules customers have access to a library of approximately 16,000 tested and verified remediation actions that provide detailed compliance checking and remediation for the five classes of vulnerabilities, including removal of worms, backdoors and configuration related vulnerabilities that require no exploit code to gain unauthorized access to systems. Less than 20-30% of vulnerabilities are related to software defects which are repaired by installing a software patch. The remaining 70 to 80% of vulnerabilities are related to unsecured accounts, backdoors, unnecessary services and mis-configurations which collectively define the five classes of vulnerabilities. Hercules remediates all five classes of vulnerabilities across the enterprise on Windows, Linux and Solaris platforms.

Interoperability

Hercules is interoperable with industry leading vulnerability assessment tools (“Scanners”) including ISS Internet Scanner, ISS System Scanner, Harris STAT Scanner, Nessus, FoundStone FoundScan, eEye Retina, and Microsoft’s MBSA. Hercules is also interoperable with application scanning assessment solutions from Vigilante and SpiDynamics. The independency of the scanner and Hercules remediation provides a level of information assurance that is typically attained from a separation of duties. Interoperability with multiple scanners gives Hercules distinct advantages over other solutions, including:

1.	Hercules allows customers to leverage their existing investment in the vulnerability assessment tools already in use.
2.	Customers have the option to add scanners for redundancy or to meet specific needs of the internal controls and corporate or government mandates.
3.	Interoperability with multiple scanners provides for the separation of duties – independent assessment followed by independent remediation.
4.	Scan data from multiple scanners can be aggregated and correlated to specific devices or groups of devices. Remediation can then be scheduled based on the customer’s priority.

Hercules goes beyond rudimentary patch management utilities and basic configuration management solutions. Patch management solutions generally address only software defects. Some patch management solutions have a built in scanner that finds only those vulnerabilities which the patch management solution can patch, thereby covering only a small percentage of security breaches on the network and leaving the system susceptible to other vulnerabilities and out of compliance with mandates. Some solutions apply patches indiscriminately without regard to having previously applied the patch. In addition, solutions with built in scanners do not meet requirements for separation of duties, independent assessment and remediation.

Configuration management solutions were not designed as a security solution and therefore do not address vulnerabilities without a programmer writing scripts for each remediation. This takes time and personnel resources away from network operations.  Alternatively, a customer using Hercules does not need to write the remedies to remove a vulnerability.  Hercules has a repository of over 16,000 remediation actions that have been thoroughly tested and are available to Hercules customers under the support services agreement.

In addition to the tactical application of remediation actions, Hercules also provides an intuitive framework for managing the remediation process by allowing customers to prioritize and aggregate vulnerability information based upon groups, devices or severity and provides centralized command and control of the entire remediation effort. Hercules utilizes a server for the presentation of the Hercules console and the residence of the remediation action database. The Hercules console is the central point of control for the systems administrator (SA) functionality.

Vulnerability Management Best Practices:

In order to ensure the highest level of security (as it relates to vulnerability remediation) with the least amount of interruption, Citadel recommends adherence to its best practices policy outlined below:

-
Identify Devices - Administrators should use an assessment tool or network mapping software that can scan all networks (and sub-networks) to determine used TCP/IP addresses and the associated devices connected to them. Administrators should also determine which systems are most critical to prioritize and protect.

-
Assess Vulnerabilities - This is typically performed using an independent vulnerability assessment tool. Hercules is interoperable with one, or can aggregate output data from multiple independent scanners including: Harris STAT® Scanner, ISS Internet Scanner®, ISS System Scanner®, FoundStone® FoundScan Engine™, Microsoft® MBSA, Nessus Scanner, Qualys QualysGuard™ Scanner, Retina® Digital Security Scanner, and VIGILANTe’s SecureScan™

7

-
Review Vulnerabilities - Once the vulnerability assessment data has been imported into Hercules, the administrator should review the vulnerabilities and the remediation steps that Hercules will take to resolve the vulnerability prior to approving the remediation.

-	Remediate Vulnerabilities - Once the vulnerabilities have been reviewed, each device, or group of devices, can be selected and scheduled for remediation.

-
Proactively Manage New Vulnerabilities - Since new vulnerabilities are identified daily, and users can also re-introduce vulnerabilities into their environments, it is important to regularly assess and remediate network devices.

We encourage Hercules customers to adopt a proactive approach to vulnerability management through the adoption of its best practices policy outlined above.

Architecture and Ease of Use

Hercules utilizes a 3-tier architecture to manage and control the remediation process. The first step is for the assessment to take place utilizing any of the supported scanners. Scan data from the vulnerability assessment tools is then imported into the Hercules Server. Next, the SA will execute a V-Flash update to access, via the Internet, the latest Remedies retained in the secured V-Flash server that are continually updated by a team of Citadel security engineers. The secured V-Flash server contains the Remedies that are then matched to the vulnerabilities identified by the scanners. During the V-Flash update, the customer also downloads new vendor patches from the vendor sites for storage on the customer’s server. Each patch is downloaded only once and stored for remedial action on the Hercules server thereby reducing the time for deploying a patch. Using the Hercules console, the SA will follow best practices and select the vulnerabilities to be remediated. The SA may remediate all or only selected vulnerabilities. Vulnerability management best practices recommend that vulnerabilities be selected in groups and scheduled for remediation. This best practice allows the SA to manage the process to suit time requirements, system availability and to prioritize the remedy of the vulnerabilities that are of high priority as may be determined by the SA.

Once remediation actions have been applied and completed, the SA has the option to run a differential scan to confirm the application of the remediation actions and to set a baseline for the next assessment and remediation process. In addition, detailed reports of the entire process can be run to highlight the number and severity of remediation actions taken, the severity of the vulnerabilities and the vulnerabilities that can only be remediated manually. An example of a remediation action that must be performed manually is a vulnerability that can only be remediated through the acquisition of another license from the vendor or one that requires a user intervention.

Hercules is an enterprise class product that under appropriate licensing may be deployed with vulnerability assessment tools and Hercules consoles anywhere in a network, including across geographies. Access to V-Flash updates is available over the Internet or through offline updates for an additional fee. All communication between the various Hercules endpoints is performed using the industry standard Hypertext Transfer Protocol (“HTTP”) and Simple Object Access Protocol (“SOAP”) protocols.

Vulnerability Remedies

Hercules Vulnerability Remedies signatures are made available to Hercules end users during the term of the customer support agreement. One key to the Hercules remediation engine is the security content known as Remedies which are the process steps that the Hercules client utilizes to execute the intended remediation. These Remedies encompass and can resolve any of the five classes of vulnerabilities: Unsecured accounts, Backdoors, Unnecessary Services, Mis-Configurations and Software Defects. We maintain and deliver these Remedies during the term of the customer support services agreement through an automated delivery mechanism called V-Flash.

The Citadel Security Team monitors various security intelligence sites, Internet Relay Chat (“IRC”) channels and alerts from our scanning partners for new vulnerabilities and exploits. As exploits and vulnerabilities are discovered, the Citadel Security Team quickly responds by developing a remediation signature to counteract the discovered vulnerability. The remediation signature is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new Remedies, the Citadel Security Team also continually monitors and updates research information and URL links for patches and related content to insure that all links and research material are timely and relevant.

Zero-Day Exploits are addressed by the Citadel Security Team in a similar manner. When a new exploit is discovered, the Citadel Security Team writes and tests the remediation action against the new exploit. The remediation action is then made available to our customers via V-Flash. These remediation actions can then be applied proactively across the customer’s network in most cases before an attack occurs.

In addition to V-Flash delivered Remedies, Hercules provides the functionality for customers to write their own remedies or customize existing Remedies using a graphical interface. This interface provides all the power and flexibility in writing Remedies that is available to Citadel’s in-house security team. Using this feature it is conceivable to deliver remedies for custom applications and to deliver baseline configurations such as the organization known as SANS (an acronym for SysAdmin, Audit, Network, Security) and National Security Agency (“NSA”) Guides or other configuration guideline standards.

Hercules Certifications

The Common Criteria (“CC”) certification project was developed by the United States, Canada and Europe to establish a set of international standards for information security products that became ISO International Standard 15408 in 1999. The United States is represented within the CC Project by the National Information Assurance Partnership (“NIAP”), a joint National Institute of Standards and Technology (“NIST”) and NSA project. The CC provides a comprehensive, rigorous method for specifying security functionality and assurance requirements for IT security products (or classes of products).

On January 1, 2001, the federal government issued a policy stating that preference was to be given to the acquisition of Commercial Off-The-Shelf (“COTS”) Information Assurance (“IA”) IT products (to be used on systems entering, processing, storing, displaying, or transmitting national security information) which had been evaluated and validated, as appropriate, in accordance with:

-	The International Common Criteria for Information Security Technology Evaluation Mutual Recognition Arrangement;

-	The National Security Agency (NSA) /National Institute of Standards and Technology (NIST) National Information Assurance Partnership (NIAP) Evaluation and Validation Program; or

-	The NIST Federal Information Processing Standard (FIPS) validation program.

Effective July 1, 2002, the federal government issued a policy stating that the acquisition of all COTS IA and IA-enabled IT products to be used on the systems specified above would limited only to those which have been evaluated and validated in accordance with the criteria, schemes, or programs specified by CC, NIAP or FIPS.

Recognizing that CC certification was required for defense department agencies to purchase IT security products, Hercules was registered for Common Criteria evaluation in March 2003. Products undergoing Common Criteria testing are required to have an independent lab certify the product. The testing is done according to strict criteria and designated an evaluation assurance level (“EAL”). The Hercules product achieved EAL 3 certification through Electronic Warfare Associates - Canada, Ltd on March 1, 2004. Citadel intends to apply for EAL 4 certification. Citadel has a continuous maintenance program with EWA to ensure future updates and revisions are reviewed and re-

evaluated as needed. In addition, as new major versions of the product are released the intent is to increase the level of compliance at specific intervals which are deemed appropriate to the current installed base.

Hercules has undergone testing at the US Army’s Information Systems Engineering Command, Technology Integration Center (“TICLabs”) at Ft. Huachuca, Arizona. TICLabs performs independent product evaluations and evaluated the functionality, manageability and security of Hercules that would be applicable and valuable to the Department of Defense. Hercules was put through a rigorous set of test requirements, passing each of the requirements tested. TICLabs concluded that Hercules performed as expected and automates the remediation process as represented in the technical specifications.

Hercules achieved certification for installation on Windows Server 2000 and 2003 Standard Editions to support remediation of those environments. This certification demonstrates to customers that Hercules provides the highest levels of reliability running on Windows 2003 and automating the mitigation of vulnerabilities identified on the Windows family of products. In addition, Citadel attained Microsoft Gold Certification Partnership status demonstrating Citadel’s competence on the latest Microsoft technologies and a commitment to delivering high quality solutions for the Windows platform. The Microsoft Gold Certified Partner Program was established to identify Microsoft Certified Partners who have proven their commitment and expertise in building or delivering solutions based on Microsoft technologies. By becoming a Gold Certified Partner, we have once again demonstrated our expertise in the remediation of Windows platforms and will now be able to leverage Microsoft’s referral program to customers looking for a complete vulnerability remediation solution.

Hercules Reporting and Other Features

As with any security product, reporting and visibility of progress is a key component. Hercules provides full reporting at various levels, including management and technical reports, as well as compliance reports. Hercules provides various trend analysis reports to provide a visual indicator of the progress of remediation based upon pre and post remediation scan data. All reports can be reviewed at strategic field levels or accessed via a master console for full view and querying of remediation status and overall risk exposure. Reports are generated through a Crystal Reports engine and pull information directly from the Hercules SQL Repository. With the appropriate training, users can create and customize their own reports to fulfill mission critical requirements. All reports can be exported to various formats including PDF, Word, Excel and HTML. In addition to user customizable reports, Citadel offers a range of customization services to provide report capabilities tailored to specific customer requirements. Hierarchical rollup reporting is currently under development and is expected to be available in the second quarter of 2004.

Remediation compliance is managed by the Hercules agent to prevent vulnerabilities from being re-introduced into the network through common mistakes such as installing software without eliminating its vulnerabilities or changing the configuration of a device. Based upon user defined polling intervals, the Hercules client will revalidate previously resolved vulnerabilities to insure proper compliance of the device. This compliance function allows system administrators the ability to create and maintain custom hardening guides based upon industry standards such as SANS and NSA Guide for Securing Windows 2000, CIS Gold Standard and Microsoft Hardening guides. These hardening templates can be customized to suit the particular work task and security requirements of the device and will be enforced based upon the rules and scheduling set by the administrator. Any changes to the device configuration will be brought back into compliance and have audit reporting associated to indicate what vulnerabilities re-occur over time and on which devices.

Hercules supports role based remediation and policies to selectively enforce which administrators have the right to approve remediation, change or create new remedies and templates and set the enforceability of specific vulnerabilities. Remediation policies carry an enforcement or recommendation level that ranges from Mandatory – any time this vulnerability occurs on a device or group of devices automatically select it for remediation, to Forbidden – this is an acceptable risk for this device or group of devices and prevent the remediation from occurring. These policies leverage the significant security knowledge in a top down management approach allowing policies to be created and maintained by the subject matter experts and distributed and acted upon by the operations personnel.

Hercules is offered to our customers under a perpetual license or under a two year subscription license. As part of the perpetual licensing process for Hercules, we require our customers to enter into a customer support contract whereby the customer receives vulnerability remediation updates through V-Flash. These services are also included under the subscription based license model.

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

Secure PC offers support for computers running Microsoft Windows versions 95, 98, ME, NT, 2000 and XP. Its advanced set of features allows administrators to apply security policies to users or groups of users within an organization. We sell this product in two configurations. Secure PC Workstation is designed for home, educational or commercial non-networked computers. Secure PC Network is designed for environments with multiple computers connected to a Windows or Novell network. The network version of Secure PC has been designed to scale dynamically within network environments ranging from departmental local area networks (LANs) to global wide area network (WAN) capacity and includes tools that provide remote installation and configuration of the Secure PC client software. Additional benefits include File and Folder Access Control, Prevent Un-Authorized Software Installation and Application Control.  Secure PC is offered to our customers under a perpetual license.

NETOFF

NetOFF allows administrators to secure unattended workstations from unauthorized access. A PC that stays connected to a network while users attend meetings – or leave the office for the night - is a wide-open door to the network. Customer files, patient records, classified information and proprietary documents are open to disclosure and theft through unattended PCs. With NetOFF, unattended PCs are a reduced security risk.

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Through NetOFF, administrators can define policies that trigger a graceful logoff on unattended or inactive workstations. Through a graceful logoff, all user data is saved, applications are closed and workstations are logged off the network. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software and anti-viral updates.  NetOFF is available for Windows NT and NetWare platforms and supports Windows 95, 98, ME, Windows NT, Windows 2000 and Windows XP desktop PCs.  NetOFF is offered to our customers under a perpetual license.

PRODUCT DEVELOPMENT

In developing new Citadel Security products, we strive to meet the following standards in product development:

-
Standards Compliance and Network Compatibility. Our products comply with industry standards and are designed to be compatible with the leading operating systems, including Microsoft, Unix and Linux variants. To that end, our products are currently developed using standard tools such as XML, C++, Microsoft.Net and various platform dependent toolkits.Standards Compliance and Network Compatibility.

-	Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

11

-
Commitment to Quality Assurance including Common Criteria (“CC”). On March 1, 2004, Hercules was certified under Common Criteria Evaluation Assurance Level 3 (“EAL 3”) and will be submitted for testing under CC level EAL 4 during 2004.

We plan to capitalize on our existing security and network administration technology and our expertise in research, development and marketing to expand our business into products that address the growing market for security. Our internal development work remains the key component of bringing new product lines to market. In addition, we may pursue an alliance strategy to develop new products. Our internal research and development staff is currently working on the development of the next generation of Hercules with an expected release in 2004. Schedules for the development and release of high technology products are inherently difficult to predict, and there can be no assurance that we will achieve targeted customer shipment dates for any of our products, or at all. In addition, we may pursue acquisitions of technologies or products that complement our products and product strategy. Acquisitions of technology are risky and we may not be successful in finding the right technology products or, once acquired, integrating the new technology with existing development projects.

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the year ended December 31, 2003, we incurred $392,967 of product development expense, which is net of $1,897,497 of capitalized software development costs. During the year ended December 31, 2002, we incurred product development expenses of $285,105, net of $597,034 of capitalized software costs.

Capitalized software development costs and product development expense are expected to increase as we begin development of new products, new versions and point releases of our products in the future. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At December 31, 2003, we employed thirty-seven (37) engineers, including our Chief Technology Officer, in product development, remediation signature development and quality assurance. In 2004, we plan to add development resources to our team as is necessary to execute the development project plan in the future.

BUSINESS DEVELOPMENT

Our business development personnel have been engaged in building strategic alliances related to marketing and licensing our software products. With Hercules, we are seeking to work with companies which have technologies for scanning for vulnerabilities within a network structure. We have established relationships with several scanning technology companies including eEye Digital Security, Foundstone Strategic Security, Harris Corporation, Internet Security Systems, Qualys, Inc. and SpiDynamics Inc. By entering into strategic alliances with these companies, we seek to leverage their existing installed customer base to sell Hercules and broaden their opportunity to sell more scanners.

During 2003, we focused our strategic alliance efforts with prime contractors of the federal government securing teaming agreements with Northrop Grumman Information Technologies and Hewlett Packard. During 2004, we will be looking to expand relationships to systems integrators, the Big 4 and similar consulting firms with security and information assurance practices. We believe that the process used by these firms and the time to implement these processes can be dramatically reduced by using Hercules as an automated vulnerability management solution. In addition, business development has fostered relationships in the healthcare industry with the Texas Hospital Association & Healthshare, Children’s Health Corporation and AllHealth.

12

•
The Texas Hospital Association (“THA”) supports Texas hospitals in delivering cost-effective health care. A not-for-profit association, THA serves more than 430 hospitals and health systems through legislative advocacy, education, networking opportunities, and operational support.

•
HealthShare, a wholly owned subsidiary of the Texas Hospital Association, provides services to Texas hospitals that help improve operations and reduce expenses. Its programs range from data services to insurance.

•
Children’s Health Corporation, headquartered in Overland Park, KS, is a business alliance of 38 of America's leading children's hospitals that provides a range of products and services designed to reduce costs, increase revenue and enhance the competitive position of children's hospitals.

•
Headquartered in Harrisburg, PA, AllHealth is a shared-services alliance owned by healthcare providers. AllHealth serves more than 1,600 customers in Pennsylvania, Delaware, Maryland, central and western New York, Virginia, West Virginia and Washington, D.C.

Through alliances and marketing relationships, we believe that the number of leads that can be cultivated by the Citadel sales team will increase. By working with the sales teams of the third parties, we believe that we can increase the revenue generated from Citadel products without adding significant cost, and provide qualified customer leads for our inside sales staff.

SALES AND MARKETING

As is common in the software industry, our customers are granted a license to use our technology as opposed to owning our technology. We receive a license fee in return for granting this right. Each customer enters into a license agreement stating the terms under which our software may be used. In general, the license appears on a screen during the software installation process where the customer indicates acceptance to the terms of the license. A paper copy is included in the product documentation shipped to the customer. In some cases the customer will sign this license agreement. A customer may license our products for perpetual use or for limited terms under a subscription. In addition to technology licenses, we offer one year renewable customer support agreements generally referred to as maintenance or post contract customer support agreements. Hercules customers receive access to the vulnerability Remedies in the customer support services agreement. For some of our enterprise licenses, we enter into a license agreement related to our products with similar terms.

Even though our technology is licensed and not sold, we refer to a sales organization and depend upon our sales representatives to sell licenses of our products to end users. The sales organization consists of experienced sales representatives who have been trained in the use of each of our products. Our sales representatives are assigned territories by geography or by industry. During 2003, we employed sales representatives in regions around the United States and reorganized the sales organization under regional vice presidents covering the east, west and central states as well as a sales unit that covers federal government agencies in Washington DC. This organization allows for the sales representatives to engage customers and demonstrate our products in an effective manner. The sales representatives are supported by a team of software sales engineers who are responsible for demonstrations of the products to prospective customers and responding to the technical issues raised during the product evaluations done prior to the closing of the licensing process.

Marketing and partnering efforts are targeted to provide qualified leads and leverage the opportunities presented by our vulnerability assessment partners. Sales leads are generated through various marketing activities including trade shows, conferences, webinars, direct mail campaigns, partner relationships and other marketing programs. The Citadel website is a marketing tool that contains the most up to-date product and company information and can be found at www.citadel.com. From time-to-time we participate in partner events and regional seminars.

Sales leads are qualified by inside sales representatives gathering such characteristics from potential customers as size of the customer’s organization and network infrastructure, geographic location and whether an attack or other event had occurred on the customer’s systems. All sales leads are entered and tracked utilizing a web based customer relationship management system. Once the lead is qualified, the opportunity is assigned to a territory sales representative who arranges for meetings with the customer, a product evaluation and eventually moves the opportunity to closure. In addition, our executive team is highly involved in the selling process.

Each sales representative is assigned a sales quota and receives incentive compensation based on achieving the assigned sales target, in addition to a base salary and benefits package. Higher commissions may be earned when a sales representative exceeds the sales quota. Special incentives may be offered from time-to-time to encourage the sales team to achieve specific sales goals.

Some sales to agencies of the federal government are facilitated through prime government contractors such as Northrop Grumman Information Technology and Hewlett Packard, as well as approved resellers to the federal government including PlanetGov and Merlin Technical Solutions. Government agencies may also purchase our products and services on General Services Administration (“GSA”) contract schedule 70. We are authorized to sell under the Procurement of Computer Hardware and Software ("PCHS") contract for purchasing by the hospitals under the Department of Veteran Affairs. In addition, we are a Qualified Information Systems Vendor for Texas and are listed on the California Multiple Award Schedules (CMAS) for sales to the state agencies in California. In January 2004, Hercules was added as an approved product under the US Army’s Blanket Purchase Agreement under CECOM Acquisition Center, Southwest Operation Office (CAC-S), Ft. Huachuca, AZ. Citadel also qualifies as a small business under the federal governments purchasing policies affording us first consideration when competing for contracts against much larger companies.

We believe that our direct selling model, coupled with targeted marketing activities, focused alliance efforts with vulnerability scanning providers and the federal government contracting vehicles will enable Citadel to increase market penetration into the large corporate and government enterprises. The increased market penetration is expected to increase awareness of our vulnerability management and policy compliance solutions ultimately leading to increased revenue although no assurances can be made that this objective will be achieved.

CUSTOMER SUPPORT

We believe, that a broad range of services are essential for a successful continuing relationship with our customers. During 2003, we hired support engineers and established a web based support tracking system. Customer support services are provided under a customer support services agreement under such policies in effect on the date customer support services are ordered. Customer support services are renewable annually. Customer support services may be purchased in two tiers:

•	Standard Customer Support Services provides the customer with a toll-free telephone number for problem reporting available 8 a.m. to 6 p.m. Central Time Monday through Friday excluding holidays.

•	Premium Customer Support Services provides the customer 24 hour a day, 365 days a year access to support engineers with a toll-free telephone number for problem resolution.

All Support Service Levels include levels of web and e-mail support. All customers have access to our web site which includes a series of frequently asked questions addressing the most commonly encountered issues and their resolutions. Customers who have purchased the premium support plan have access to customer service engineers through the Citadel Support Portal. The support portal allows the customer to log a case and then track the progress of the case. They also have access to all their open and closed case history in the portal. In addition, the premium purchasers have access to all published solutions through the support portal.

The Citadel Customer Support Center is staffed by highly qualified support engineers. Our support engineers assist the customer in diagnosing and resolving problems experienced with using our products. Those problems that cannot be resolved by our support engineers are escalated to a team of quality assurance engineers who have the ability to examine the source code, replicate the customer’s environment and test the source code for confirmation of the customer’s issue. Source code that needs to be modified is escalated to the development team who then schedules and writes a software update. Once tested, the software update is distributed to all customers. Hercules updates are distributed through the V-Flash mechanism which is also used to distribute remediation signature updates.

TRAINING

In 2004, we will offer training courses for Hercules administrators. We recommend that all system administrators go through a series of training courses we offer. All training courses will be available in 2004 as instructor led, computer based, or virtual on-demand classrooms, in which students are assigned a virtual network for the purpose of training on the best practices and live use of the Hercules product. The currently available product training classes and a brief synopsis are listed below:

•	Hercules Operator Training - 2 Day Course: Hercules Operator Training - 2 Day Course:

Covers the basic steps involved for installation and configuration of Hercules, and provides training to manage clients using the Hercules Console. This training includes the Hercules remediation process, best practices, and reporting.

•	Hercules Advanced Training - 2 Day Course: Hercules Advanced Training - 2 Day Course:
Offers advanced training on Hercules. The course highlights custom remediation signature creation, system policies, advanced configurations and advanced deployment.

COMPETITION

We believe that Hercules is the only automated vulnerability remediation solution today that addresses all five classes of vulnerabilities. Companies that create patch management utilities sometimes compete with Hercules at the low end of the security software market where customers may be looking for a quick fix to patch their networks. However patching is only one of the five classes of vulnerabilities that affect the enterprise. Patch management utilities are generally not scalable to a large enterprise networks where Hercules is a more appropriate security solution. We have also seen customers use configuration management or software distribution applications as security management tools. Customers must write the scripts to manage their vulnerabilities which is costly in terms development time and lost productivity. While it is possible to use these solutions to manage vulnerabilities, we believe that our library of over 16,000 Remedies provides Hercules a direct competitive advantage over these solutions. The security software industry is intensely competitive and rapidly changing and we expect that in the future other companies may develop vulnerability management enterprise solutions that will compete directly with Hercules.

In desktop policy administration, we compete against large companies (such as Microsoft, Novell, Cisco, Computer Associates, Internet Security Systems, Network Associates, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. We also compete with a large number of small companies that offer security and administration software for networks and desktop PCs. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions.

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

CUSTOMERS AND PRODUCT LICENSING

We license our software products to corporations, government organizations and entities that need to reduce computing vulnerabilities and manage security and privacy policies within their computing environments. Our products are licensed for perpetual use on standalone computers, within a single network, or within a network of computers across single or multiple customer sites. Our license agreement restricts the use of the software to a single computer or designated network or site(s) and generally prohibits the reproduction, transfer, reverse engineering and disclosure of the program code. Our customers include Washington Mutual Bank, and hospitals under the Department of Veterans Affairs and numerous healthcare, education and corporate clients.

During the year ended December 31, 2003, revenue from Hewlett Packard related to hospitals under the Department of Veterans Affairs accounted for approximately 67% of total revenue and Washington Mutual Bank accounted for approximately 6% of total revenue. During the year ended December 31, 2002, revenue from hospitals under the Department of Veterans Affairs accounted for approximately 23% of total revenue and Washington Mutual Bank accounted for approximately 27% of total revenue. Although these customers represent a large portion of our total revenue, we do not rely on any one customer, group of customers or industry segment for a significant and recurring source of revenue.  We foresee that revenue from the licensing of Hercules will be derived from large enterprises consisting of Fortune 500 companies and large government agencies.  Therefore any one customer or groups of customers in the same industry segment could be a significant component of revenue in any future quarter or year.  We also expect that in the future our customers will enter into annual renewal contracts for post sale customer support services.  However no assurance is provided that these expectations will be met.

INTELLECTUAL PROPERTY RIGHTS

We regard some features of our software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology under copyrights, trademarks and patents. We will seek to use patents, copyright, trademarks, trade secret laws, confidentiality and assignment of invention agreements and other measures if necessary to establish and protect our rights in our proprietary technology. Although we have filed a United States patent application and a related Patent Cooperation Treaty patent application with respect to some of our business applications and intellectual property rights related to our Hercules software, and specificially the Patent Cooperation Treaty patent application has gotten a favorable report on preliminary examination, we do not have any issued patents or currently registered copyrights on any of our proprietary technology which we believe to be material to our future success, and we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality and assignment of invention agreements between our employees or third parties and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES

As of December 31, 2003, we had 74 employees, including 28 in sales, sales engineering, customer support and marketing, 37 in product development, and 9 in finance and administration. By the end of March 2004 we expect to have approximately 110 full time employees. Our plan is to increase the sales and development staffs in the first half of 2004 to support our operating plan and expect to end 2004 with approximately 150 employees located throughout the United States although there can be no assurance that we will achieve this part of our operating plan. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our continuing ability to retain highly qualified technical and managerial personnel. Competition for such personnel with security technology skills is intense, and there can be no assurance that we can retain our key technical and managerial employees or that we can assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this Annual Report. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of Citadel could be materially adversely affected. If that happens, the trading prices of our shares of common stock could decline significantly.

The risk factors below contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have substantially improved our liquidity position through our operating strategy for the growth in the licensing of Hercules, the financing activities during 2003 which provided net cash flows of $7.9 million and the preferred stock offering completed on February 10, 2004 which provided net proceeds of $13.7 million. On February 12, 2004, we announced a commitment from a bank to provide a revolving credit line of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The proceeds from the financing and the credit facilities, if the loan is completed, will be used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to take advantage of the new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the vulnerability management market.

We believe that the preferred stock financing, credit facilities provided by the bank and our existing cash balances and cash equivalents will be sufficient to meet our cash requirements for the next twelve months. However, we have had a history of operating losses and if the operating losses continue we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and whatever credit facilities we may arrange.

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

Citadel has granted options to purchase Citadel shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase 6,846,000 shares of common stock and warrants to issue 165,000 shares of common stock were outstanding as of December 31, 2003. The issuance of Citadel shares upon the exercise of these options may result in dilution to the Citadel stockholders.

OUR SERIES A CONVERTIBLE PREFERRED STOCK AND PROPOSED DEBT FACILITIES MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCK HOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued shares of Series A Convertible Preferred Stock (the "Series A Preferred"), the terms of which may have a material adverse effect on the Company and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Series A Preferred in certain circumstances, including Citadel's failure to file a registration statement covering the resale of the shares of common stock into which the Series A Preferred is convertible, Citadel's failure to deliver shares of common stock to the holder of the Series A Preferred in connection with the conversion of the shares of Series A Preferred, and a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Series A Preferred (other than the Comerica Bank credit facilities) while the Series A Preferred is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business. When the proposed loan from Comerica is completed, Citadel will be required to grant a security interest in all of its assets, including intellectual property, to Comerica Bank, and in the event of a default by Citadel under the Comerica loan documents, Comerica could foreclose on the loans and acquire all of our assets. The proposed loan would also provide that the indebtedness would have priority on any liquidation over the shares of our common stock, and would limit our ability to pay dividends on our common stock. These terms and conditions could have a material adverse effect on Citadel and its financial condition and results of operations.

CITADEL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY.

Although CT Holdings and its predecessors have operated as a reporting public company since 1994 and sold security software since 1996, Citadel has a limited operating history as an independent public company after the Distribution in May 2002. Prior to the Distribution, since the businesses that comprise each of Citadel and CT Holdings were under one ultimate parent, they were able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Distribution, Citadel has relied solely on the security software business for such requirements. The security software business has operated at a loss in the past for CT Holdings and for Citadel following the Distribution, and there can be no assurance that such losses will not continue or increase.

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

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Form 10-KSB, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

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

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE INTERCOMPANY CONFLICTS OF INTEREST AFTER THE DISTRIBUTION.

Members of the board of directors and management of Citadel own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the Distribution, two of the four directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns and bad debts of $78,500 has been recorded at December 31, 2003. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2003 or 2002. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

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

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE REVENUES AND WHICH MAY CAUSE US TO MISS ANALYSTS’ ESTIMATES AND RESULT IN OUR STOCK PRICE DECLINING.

The length of our product development and sales cycles has generally been greater than we originally expected. We are likely to experience delays in future product development or sales. These delays could have a material adverse affect on the amount and timing of future revenues.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed.

All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and causing our stock price to decline.

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

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options which may require ongoing stockholder approval.

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

WE RELY ON THIRD PARTY TECHNOLOGIES.

Our software products are designed to run on multiple operating systems and integrate with security products from other vendors. Although we believe that the target operating systems and products are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, our business, results of operations and financial condition could be materially and adversely affected. Further, the determination by any of the companies which offer scanners not to permit us to support their scanners, could have a material adverse effect on our financial condition or results of operations.

WE RELY ON OUTSIDE RESEARCH ORGANIZATIONS AND SCANNING VENDORS.

With respect to security vulnerability research, we monitor various security intelligence web sites, IRC channels and alerts from our scanning partners from new vulnerabilities and exploits and we have contracted with Security Focus to provide updated vulnerability research data in addition to our own research efforts. Our own research team uses publicly available research to find information on vulnerabilities and their attributes. There can be no assurance that Security Focus or the publicly available sites will continue to operate as a going concern and that the data they provide will be delivered without interruption.  We have established business relationships with scanning vendors.  Hercules is interoperable with their scanning tools and although not required for Hercules to remediate vulnerabilities, Hercules imports the scan data results from those scanning tools to perform remdiations.  The termination of one or more of the scanning vendor relationships with us could have a material adverse effect on the results of operations.

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

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease.

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

We do not have any patents or currently registered copyrights on any of our proprietary technology that we believe to be material to our future success. Although we have filed a currently pending utility patent application in the United States and a related currently pending Patent Cooperation Treaty patent application with respect to some of our business applications and intellectual property rights related to our Hercules software, we have been issued no patents and we cannot assure you that any will be issued from our provisional patent application. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

In selling our products, we have in the past relied primarily on shrink wrap licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States.

Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We do not own any U.S. or foreign patents or registered intellectual property except our United States registered trademarks for the mark Hercules in Class 9. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us.

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

In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. While we are not aware of any basis for such claims and are not currently party to any material lawsuits, any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

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

CT Holdings is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the Distribution, CT Holdings or Citadel (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. Citadel belives that at the time of the Distribution, the spinoff would not have given rise to any such claims.

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

SUBSTANTIAL SALES OF OUR SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF OUR SHARES.

CT Holdings distributed to CT Holdings' stockholders a total of approximately 14,387,000 Citadel Shares. In addition, we have issued approximately 10,170,195 shares in connection with our private placements (including shares issuable on exercise or conversion of convertible securities), some of which have been resold and some of which may in the future be resold. We have also issued options to purchase approximately 6,846,000 shares of our common stock.  If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales of Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 17,500 square feet of general purpose office space at 8750 N. Central Expressway, Dallas, Texas 75231. The lease will expire on February 28, 2005. Our planned growth in employees will outgrow the current office space and as a result, we are reviewing office lease properties to accommodate the employees that will be added in the foreseeable future. Office space of the nature required for our business is generally available in the Dallas/Fort Worth market at reasonable rates. We have sales employees located throughout the United States who generally office from their homes or full service executive office suites. We are negotiating an office lease in the Washington DC market to address the growing opportunities in the federal government sector. There are no immediate plans to open offices outside the United States.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Prior to the Distribution on May 17, 2002 there was no public market for the Company's common stock. On May 20, 2002 the Company's stock began trading on the Over-The-Counter Bulletin Board (OTCBB) under the symbol CDSS. The following table sets forth, for the periods indicated, the high and low daily sale prices for the Common Stock. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	HIGH	LOW

YEAR ENDED DECEMBER 31, 2003
1st Quarter	$1.60	$0.96
2nd Quarter	2.03	1.02
3rd Quarter	1.80	1.06
4th Quarter	4.50	1.25

YEAR ENDED DECEMBER 31, 2002
2nd Quarter (began trading May 20, 2002)	$1.22	$0.51
3rd Quarter	0.75	0.30
4th Quarter	1.15	0.28

At December 31, 2003 there were approximately 845 holders of record of the Company's outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds, subject to the limitations imposed by our shares of Series A Convertible Preferred Stock and our proposed credit facilities. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company, the limitations imposed by our preferred stock and credit facilities, and such other factors that the Board of Directors of the Company may consider. At December 31, 2003, the Company has 1,000,000 shares of preferred stock authorized, of which 15,000 shares have been issued as Series A Convertible Preferred Stock, which entitle the holders thereof to preferences as to payment of dividends and liquidation proceeds.

SALES OF UNREGISTERED SECURITIES - USE OF PROCEEDS

During the fourth quarter of 2003, holders of $2,120,000 principal amount of the 12% Senior Convertible Promissory Notes (the “Notes”) and holders of $450,000 of other convertible notes, which we issued to a limited number of accredited investors in a private placement exempt from registration under rule 506 under the Securities Act in September 2003, had elected to convert the Notes plus approximately $49,000 of accrued interest into approximately 1,819,997 unregistered shares of the Company’s common stock. The Company granted piggy back registration rights to the holders of these shares. The placement agent, Merriman Curhan Ford & Co. received a fee of $212,000, 104,800 shares of our common stock and warrants to purchase 125,000 shares of our common stock. The Company used the proceeds from this transaction for general working capital purposes.

In September 2003, we issued 25,000 shares of our common stock to a former employee to settle a potential claim for unpaid commissions in a private placement exempt from registration under Rule 701 in Section 4(2) under the Securities Act.

In November 2003, the Company issued 50,000 unregistered shares of common stock to an officer as compensation pursuant to his employment offer in a transaction exempt from registration under Rule 701 in Section 4(2) under the Securities Act.

On February 10, 2004, Citadel closed a private placement for $15 million consisting of 15,000 shares of Series A Convertible Preferred Stock (the "Series A Shares") convertible into 3 million shares of common stock, and Warrants to purchase 1.2 million shares of common stock of Citadel, in a private placement to an accredited investor under Rule 506 under Regulation D of the Securities Act of 1933, as amended. The placement agents, Merriman Curhan Ford & Co. and Brean Murray & Co., received a fee of approximately $1,125,000 plus warrants to purchase 225,000 shares of common stock at an exercise price of $5.15 per share with substantially the same rights as the warrants the holders of Series A Shares received. We granted registration rights to the holders of these securities. The proceeds of this transaction are expected to be used for working capital purposes.

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan went effective upon the completion of the Distribution. This Plan was adopted by the board of directors and approved by the shareholder of Citadel prior to the Distribution. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, directors, employees and consultants. A total of 1,500,000 shares of common stock were reserved for issuance under the terms of the 2002 Stock Incentive Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. Since the inception of the plan we have granted 1,548,000 awards under the 2002 Stock Incentive Plan through December 31, 2003. Options cancelled due to employee terminations amounted to 369,165 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 160,335 options during the year ended December 31, 2003 and hold 82,153 options which are exercisable at December 31, 2003. The options granted have a term of 10 years and generally vest over periods of up to three years. The underlying shares of common stock in the Plan were registered on Form S-8 in July 2003.

The board of directors has also granted options outside of the 2002 Stock Incentive Plan. These options are not covered under a plan approved by the stock holders. Options have been granted to officers, directors, employees, stock holders and consultants to the Company. The options granted have a term of 10 years or less. There were 5,827,500 options outstanding at December 31, 2003 of which 4,688,943 are exercisable. The remaining options vest over periods of up to three years.

Equity Compensation Plan Information

			Number of
			securities
			remaining available
			for future issuance
			under equity
			compensation plans
	Number of securities to be issued	Weighted-average exercise price	(excluding
	upon exercise of outstanding	of outstanding options, warrants	securities reflected
Plan category	options, warrants ant rights	and rights	in column (a))

	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,018,500	$ 1.47	321,165

Equity compensation plans not
approved by security holders	5,827,500	$ 0.72	-

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). Prior to separation from CT Holdings, described below, our year end was the same as CT Holdings' year end, also December 31. The following discussion contains forward-looking statements. Please see Risk Factors and Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OUR BUSINESS

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by the business incubator CT Holdings from 1996 through May 17, 2002. In May 2002, Citadel was spun out of CT Holdings as a standalone public company. We develop and market computer security and privacy software for one of the fastest growing software segments – “inside the firewall”. Our computer software products include security and management solutions for networks and personal workstations which are designed to secure and manage personal computers (PCs) and local area networks (LANs). Our products enable companies to remediate the security vulnerabilities on IT networks that occur in software applications, unauthorized or weak access rights and misconfigurations of systems. In some cases security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker.

With our products, companies are able to more efficiently manage their computing environments and enforce security policies from a single point of control across Windows, Linux, and Unix platforms. Our products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. Our solutions are designed to reduce customer costs, improve accuracy of customer information, maintain the operation of workstations and servers, secure systems from fraud or unauthorized use, and generally enable IT professionals to devote more time to improving service rather than focusing on operational details. Our products also allow customers to comply with internal and external security policies that are being driven by government or industry mandates.

SEPARATION FROM CT HOLDINGS

In November 2001, the board of directors of CT Holdings approved a pro rata distribution to CT Holdings stockholders of 100% of the outstanding shares of common stock of Citadel Security Software Inc. (the "Distribution"), which until the distribution date on May 17, 2002 (the "Distributions Date"), was a wholly owned subsidiary of CT Holdings. On the Distribution Date, 14,387,244 shares of Citadel common stock were distributed to CT Holdings stockholders as of May 6, 2002, the record date for the Distribution. Each CT Holdings stockholder received one Citadel share for every four CT Holdings shares held on that date. On May 20, 2002, Citadel common stock began trading on the OTC Bulletin Board under the symbol "CDSS".

Prior to the Distribution Citadel filed an information statement on Form 10-SB and amendments with the SEC. The filings are available via the EDGAR system on the SEC website, www.sec.gov, or through a link to the SEC website on Citadel's web site, www.citadel.com. The information statement that was filed with the SEC describes the distribution and provides important financial and other information about Citadel, including risk factors related to Citadel and the Distribution. CT Holdings began mailing the information statement to CT Holdings stock holders on May 6, 2002. Citadel was incorporated under the laws of the State of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. Citadel had no material assets or activities until the contribution of the security software business by CT Holdings to the Citadel corporate entity on the Distribution Date. After the Distribution, Citadel became an independent public company, with CT Holdings having no continuing ownership interest in Citadel.

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

Prior to the Distribution on May 17, 2002 Citadel was allocated the CT Holdings corporate assets, liabilities and expenses related to the security software business based on an estimate of the proportion of such amounts allocable to Citadel, utilizing such factors as total revenues, number of employees and other relevant factors. We believe that these allocations have been made on a reasonable and a consistent basis for the periods presented. We further believe that all costs allocated to Citadel are a reasonable representation of the costs that Citadel would have incurred if Citadel had performed these functions as a stand-alone company, although there can be no assurance in this regard.

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

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis, where such policies affect our reported and expected financial results.

REVENUE RECOGNITION

Our revenue recognition policies are in compliance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The application of these revenue recognition requirements is based upon management’s judgment including, among other factors, whether the license term has begun or whether the delivery process has been completed. Revenue from license fees is generally recognized when a fixed fee order has been received from a customer, delivery has occurred to the customer either through electronic download or delivery to a third party freight carrier if software media is physically shipped, and the collectibility of the invoiced amounts is probable. Post sale customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), vulnerability remediation updates and software updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract. Services revenue such as training or custom development services are recognized as revenue when the services have been performed.

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

Hercules is also available to our customers under a two-year subscription license in addition to a perpetual license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and remediation signature updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. The subscription license model offers customers under budget constraints the ability to license our product for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow as compared to the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. There can be no assurance that we will be successful with this subscription model or that revenue, cash flow or costs may not be adversely affected by unknown or unidentified factors.

Customers may obtain a license to our products through our telesales organization, our direct sales organization or through approved systems integrators and resellers. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. A customer may return a product under very limited circumstances during the first thirty days for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly we record a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical product returns, allowances, refunds, average invoice size and other known data, as well as market and economic conditions. Software code is a set of computer readable instructions and algorithms developed by software engineers that by the inherent nature of the code is subject to program coding errors commonly referred to as software bugs. Changes in the estimates of product returns could occur should our software experience an unusually high number of software bugs. While the product may perform substantially in accordance with written specifications, management may decide to allow customers to return product or, under the customers support services agreement, may develop a software update to replace or repair the code causing the problem. While the returns of product have been minimal, there can be no assurance that our historical returns are representative of the future.

Our products are not sold through retail distribution channels. Resellers and systems integrators generally order product when they receive an order from their end user customer and receive a reseller discount from our product and customer support contract list price for generating the order. Our reseller agreements do not provide for a contractual right of return, future price concessions, minimum inventory commitments nor is payment contingent upon the reseller's future sales of our products. Revenue generated through distribution and marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

As a convenience to our government customers our products can be sold through government contractors, including federal government system integrators. These government contractors have long term relationships with the various agencies and hold the preferred purchasing and contracting vehicles for the agencies. Our contracts with these government contractors do not contain an explicit right of return, however, these government contractors may order our products in advance of receiving the order from the government agency. In these circumstances, we defer revenue recognition until the government contactor has received the authorization to deploy our products to the federal agency ordering the services of that government contractor.

SOFTWARE DEVELOPMENT COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed plan is available and programming of the software code may begin. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

We evaluate the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, we record a write-down to net realizable value on each product affected. Management's ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management's ability to successfully license its products to its customers. A change in one or more of these factors may influence management's estimates. Accordingly, currently estimated net realizable values are subject to reductions resulting in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2003 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002

OPERATIONAL HIGHLIGHTS FOR 2003

Key operational highlights for the year ending December 31, 2003 include:

•	A record $8.6 million in orders were received in 2003,

•	After applying revenue recognition criteria we recognized total revenue of $5.9 million in 2003,

•	We achieved record Hercules license fee revenue of $4.7 million,

•	The largest contract was $4.7 million to Hewlett Packard for the Department of Veterans Affairs,

•	We recorded operating income for the fourth quarter of 2003 $1.6 million,

•
We raised $8.8 million of net cash proceeds from sales of stock, issuances of convertible notes payable as well as proceeds from the exercise of warrants and stock options, allowing us to retire notes payable and fund operations,

•	At December 31, 2003 we had $5.0 million in cash and no short or long term borrowings,

•	Following year end 2003 we raised $15 million gross proceeds from the issuance of preferred stock and warrants, and secured a $3.5 million debt facility from a bank,

•	Employees grew to 74 at December 31, 2003 from 38 at December 31, 2002, including key executives in sales, marketing and engineering,

•	Product development released seven versions of Hercules making it an enterprise class product that remediates vulnerabilities across Windows, UNIX and Linux operation system platforms, and

•	Hercules was submitted for testing in 2003 and passed Common Criteria certification EAL3 on March 1, 2004.

REVENUE

The components of revenue for the years ended December 31, 2003 and 2002 are as follows.

	Year Ended December 31,		Increase (Decrease)
	2003	2002	Amount	Percent

Revenue from:
-License fees
Hercules	$4,686,801	$414,444	$4,272,357	1031%
SecurePC	439,468	542,825	(103,357)	(19)%
NetOFF	112,666	222,103	(109,437)	(49)%
Provision for returns and allowances	(40,925)	(10,033)	(30,892)	308%

	5,198,010	1,169,339	4,028,671	345%
-Customer support services	617,651	134,521	483,130	359%
-Other services	40,635	7,940	32,695	412%

Total revenue	$5,856,296	$1,311,800	$4,544,496	346%

During the year ended December 31, 2003 we received orders for approximately $8.6 million of product and services. After applying revenue recognition criteria, total revenue, net of provision for product returns, for the year ended December 31, 2003 was $5,856,296 versus $1,311,800 for the year ended December 31, 2002, an increase of $4,544,496 or 346%. The increase in revenue was primarily the result of the increase in orders for Hercules, our automated vulnerability remediation product. Revenue from Hercules license fees grew $4,272,357 or 1031% to $4,686,801 for the year ended December 31, 2003 versus $414,444 for the year ended December 31, 2002.

Our largest order of $4,745,000 was received from Hewlett Packard (“HP”), a prime federal government contractor and supplier of a vulnerability assessment and remediation solution to the Department of Veteran Affairs (VA) of which $3,650,000 is included in Hercules license fee revenue. The order included licenses for 235,000 devices and technical customer support services to HP and VA. In addition, we received an order for training classes to be provided to over 400 Hercules administrators within the VA. The revenue from the completed training classes of approximately $32,000 was recognized during the year ended December 31, 2003.

Revenue from the license fees for Secure PC of $439,468 and NetOFF of $112,666 declined 19% and 49%, respectively, during the year ended December 31, 2003 versus 2002 primarily due to the strategic shift of the marketing and sales focus of our business to the vulnerability management market including automated vulnerability remediation. These products will continue to be marketed but will not be the primary focus of sales and marketing efforts in the foreseeable future. Our product development plans continue to include minor enhancements and software updates to these products. The estimated net realizable fair value of the capitalized software development costs was compared to the revenue forecast for these products and we determined that no write down in the carrying value of the capitalized software development costs related to SecurePC and NetOff was required at December 31, 2003.

License fee revenue in the foreseeable future is expected to come primarily from our automated vulnerability remediation product, Hercules, licensed to Fortune 500 companies and large government agencies, with large and geographically diverse computer networks. As a result, the average dollar volume size of individual orders is expected to increase. The sales cycle to these large enterprise customers at the order size anticipated will generally be longer for Hercules than for shrink wrap commodity software products and result, quarterly revenue may be less predictable due to the size and timing of receipt of the orders. Compared to other companies in our industry of larger size, the fluctuations in our revenue and resulting net income or loss will be more volatile from quarter to quarter.

We require all customers to enter into a separate customer support services contract when licensing our products. In addition to support services, Hercules customers receive access to the Hercules Remedies available via the Hercules update service known as V-Flash. We have a team of security engineers that writes new Remedies that address the latest vulnerabilities and then update the V-Flash database with these new Remedies. Customers are encouraged to update their remediation signature database frequently by performing the update actions within Hercules which accesses the V-Flash database via the Internet. Accessing the database frequently is required if a customer wishes to remain secure from newly identified vulnerabilities. Revenue recognized from customer support services contracts is recognized ratably over the length of the contract, generally one year, amounted to $617,651 and $134,521 for the years ended December 31, 2003 and 2002, respectively. The increase of $483,130 or 359% is primarily due to the increase in the delivery of customer support services related to Hercules partially offset by lower customer support services orders for SecurePC and NetOFF.

Other services revenue for the year ended December 31, 2003 includes training revenue of approximately $32,000 which was discussed above and approximately $8,000 of custom development services performed for a customer in the first quarter of 2003. Other services revenue for the year ended December 31, 2002 includes approximately $8,600 of services revenue recognized upon the completion of two custom development projects during the year ended December 31, 2002. Training revenue is expected to grow in the future as we build a training department and formalize our training programs around Hercules and the best practices for vulnerability management. We do not anticipate that custom development services will become a material portion of services revenue in the foreseeable future.

The provision for product returns and allowances for the years ended December 31, 2003 was $40,925 versus $10,033 for the year ended December 31, 2002. The provision for returns and allowances is an estimate based upon historical trends and the increase in the average invoice size in 2003. We do not expect product returns, if any, related to this 2003 revenue to exceed the estimated allowance of $78,500 at December 31, 2003 due to the nature of our licensing terms and product quality however, there can be no assurance that returns will not exceed the allowance.

Deferred revenue at December 31, 2003 was $2,805,195 versus $150,193 at December 31, 2002. The increase in deferred revenue is directly attributable to the increase in orders for Hercules and the related deferral of customer support services revenue over the term of the customer support agreement. In addition, we deferred revenue from an order of approximately $1.7 million from a systems integrator for a government agency because the licenses had not been deployed by the systems integrator at December 31, 2003.

During 2003 we focused our licensing efforts on market segments including government, healthcare, financial institutions and corporations in all other market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services ("GLB"), Federal Information Security Management Act ("FISMA"), the Sarbanes Oxley Act of 2002 for publicly traded companies, and Presidential Decision Directive 63 ("PDD-63") for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The education industry segment was less of a factor to revenue in 2003 versus 2002 because of the increase in Hercules revenue and the de-emphasis of the marketing of SecurePC and NetOFF which derive a large portion of their revenue from the education market. The revenue distribution by industry segments for the years ended December 31, 2003 and 2002 was as follows:

	Years Ended December 31,
	2003	2002

Healthcare	7%	12%
Education	2%	8%
Financial institutions	8%	27%
Government	80%	32%
All other, primarily corporations	3%	21%

Revenue from customers representing 10% or more of total revenue during the years ended December 31, 2003 and 2002, respectively, was as follows:

	Years Ended December 31,
	2003	2002

Hewlett Packard
for the Department of Veteran Affairs	67%	23%
Washington Mutual Bank	6%	27%

Although the customers listed above represent a large portion of the 2003 revenue we do not rely on any one customer, group of customers or industry segment for a significant source of recurring revenue. As mentioned above, we foresee that revenue from the licensing of Hercules will be derived from large enterprises consisting of  Fortune 500 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could be a material component of revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary dramatically from period to period.

COSTS OF REVENUE

The components of costs of revenue for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase
	2003	2002	Amount	Percent
Costs of revenue
Software amortization	$473,881	$119,590	$354,291	296%
Customer support and services costs	288,323	167,107	121,216	73%
Shipping and other costs	56,544	4,942	51,602	1044%

Total costs of revenue	$818,748	$291,639	$527,109	181%

Software Amortization

Software amortization begins at the time the new product or new version of the product is released for licensing. Software amortization expense increased $354,291, or 296%, in the year ended December 31, 2003 versus the year ended December 31, 2002 due to higher average balances of amortizable capitalized software development costs related to new Hercules versions released in 2003 versus 2002. As we employ and assign more development engineers and quality assurance personnel to the software projects, we expect the amount of capitalized software development costs will increase and that software amortization will increase as the new projects are released for commercial availability. In addition, the direct cost of Common Criteria EAL3 testing of $210,000 is included in capitalized software development costs and will begin amortization in future periods upon passing the certification process. In addition, we capitalized the costs to complete testing at the Technology Integration Center, a division of the U.S. Army Information Systems Engineering Command and costs to complete testing for Microsoft Gold Partner certification.

Our product development road map for the 2004 includes the development of new products, features and functionality of our existing products, including versions of Hercules that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. We are also applying for Common Criteria EAL4 testing in 2004 which will increase the amount of capitalized software development costs and if completed will increase the software amortization expense. We expect that software amortization will increase in the quarters of 2004 due to the amortization of the capitalized software development costs associated with new point releases of Hercules, new product releases and Common Criteria EAL 4 certification. In addition, software amortization will vary from period to period according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at December 31, 2003 of $2,075,169 and December 31, 2002 of $651,554 indicated that the unamortized capitalized software balances at December 31, 2003 and December 31, 2002 did not exceed net realizable value. Accordingly, no write-down was required during the year ended December 31, 2003 or the year ended December 31, 2002. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Customer Support And Other Services

Under our post sale customer support services agreements, a customer receives the right to telephone support and the right to receive software point releases and software updates on a when and if available basis. In addition to these services, Hercules customers receive updates to the vulnerability Remedies via Internet access to our V-Flash remediation signature database.

Our customer support organization was first formed in July 2002 with the assignment of personnel to the post sale customer support function and the implementation of a customer support ticket tracking system. At December 31, 2003, we had three full time personnel assigned to the support organization versus one full time employee assigned to customer support at December 31, 2002. Included in customer support and other services costs are the costs and expenses associated with our V-Flash remediation signature engineers. At December 31, 2003, we employed eleven security engineers versus four security engineers at December 31, 2002. The security engineers monitor various security intelligence sites, IRC channels and our associated scanning partners for new vulnerabilities and exploits. As exploits and vulnerabilities are discovered, the security engineers quickly respond by developing a remediation signature to counteract the discovered vulnerability. The remediation signature is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new Remedies, the security engineers continually monitor and update research information and URL links for vulnerabilities and related content to insure that all links and research material are timely and relevant.

Included in the customer support and other services cost is approximately $9,350 for the costs associated with training revenue. Training costs are expected to increase in the foreseeable future as we expand our training offerings and add personnel to support the training of our customers in the vulnerability management best practices and the use of Hercules.

The customer support costs for the years ended December 31, 2003 and 2002 of $288,323 and $167,107, respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability Remedies and manage the signature database. The increase in the customer support and other services costs of $121,216 or 73% over the year ended December 31, 2002 is directly attributable to the increase in personnel performing these functions.

Shipping And Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules and third party royalties for technology embedded in Hercules. Shipping and other costs for the years ended December 31, 2003 and 2002 were $56,544 and $4,942, respectively. Of these costs, third party royalties were $13,454 for the year ended December 31, 2003. There were not any third party royalties for the year ended December 31, 2002. We resell a third party’s product as an adjunct to licensing Hercules and as a convenience to our customer. For the year ended December 31, 2003, the costs of acquiring licenses to this third party's vulnerability assessment scanning product for sublicensing to our customers were approximately $30,000. Revenue from sublicensing of third party products is not a significant part of our operating model or projected revenue and therefore we do not anticipate that the costs associated with the sublicensing of a third party's product to become a significant portion of the costs of revenue.

We encourage our customers to download their licensed software programs and related documentation directly from our website. In most cases customers download a limited use, evaluation copy of Hercules as part of the technical pre-sales effort prior to the customer committing to license the product. The evaluation copy is a full featured, fully functional version of the software that times out after the evaluation period. Once the customer issues a purchase order for the license, a permanent license key is provided for the quantity of licenses requested and the time frame for use of the license. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. The costs of shipping and media preparation were immaterial in the years ended December 31, 2003 and 2002. We expect that shipping and media preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses of $6,388,396 and $3,306,257 for the years ended December 31, 2003 and 2002, respectively, representing an increase of $3,082,139, or 93%. The increase in selling, general and administrative expense, as more fully described below, is in part due to the increase in the number of employees and the increase in professional fees directed toward the execution of the marketing and public relations efforts surrounding the marketing and licensing of our vulnerability management product, Hercules. At December 31, 2003, we employed twenty-four (24) sales and marketing professionals, including pre-sales security engineers, and we employed nine (9) people in finance, administration and general management including our CEO. At December 31, 2002, we employed sixteen (16) people in sales, marketing and business development, and six (6) people in finance, administration and general management including our CEO. In the fourth quarter of 2003 we reorganized the sales function into four sales regions including the east, west and central states as well as the establishment of a sales organization in Washington, DC to sell to the federal government. We have hired and are continuing to hire sales and marketing professional within the regions to achieve our 2004 sales goals of deploying Hercules into Fortune 500 companies and large federal government agencies. We expect to have hired twenty-four (24) quota carrying sales executives by the end of March 2004 and expect the total sales and marketing organizations to consist of approximately forty five (45) professionals including pre-sales support security engineers, strategic channel managers and marketing professionals. We believe that this organization will allow us to achieve our revenue targets for the remainder of 2004 although there can be no assurance that we will be successful with this organization in achieving those goals.

A portion of the increase in selling, general and administrative expense of approximately $1,334,000 is attributable to the compensation, commissions and employee benefits associated with the increase in the number of employees hired in during 2003. Compensation expense includes the estimated fair value of $82,500 for shares of common stock issued to an officer upon his employment with the Company. Travel expenses increased by approximately $445,000, due to the increase in pre-sales support and sales personnel visiting customers to execute our licensing and marketing strategies. Approximately $1,008,000 of the total increase relates to professional fees associated with trade analyst firms, media relations, investor relations and investment banking services, as well as recruiting fees and routine legal and accounting fees. The remaining increase in selling, general and administrative expense of approximately $296,000 is primarily due to the general increase in telephone, office supplies and other similar overhead expenses associated with the increase in the number of personnel.

We continue to execute our business plan and accordingly, we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods thereby causing an increase in the related compensation, benefits, travel and indirect overhead expenses including increases in rent and facilities costs. We do not anticipate a large increase in the number of administrative personnel. We will continue to tightly control costs and expenses, however our business plan includes the addition of sales personnel in the east, central and west sales regions as well as the addition of the federal sales team in Washington, DC. These sales professionals are being employed in advance of revenue. Therefore, we expect that selling expenses will increase faster than revenue for a period of up to six months or until such time as these new sales executives begin to meet their territory revenue goals.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expenses. These costs and expenses primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. During the year ended December 31, 2003, we incurred product development expenses of $392,967 net of $1,897,497 of capitalized software development costs. During the year ended December 31, 2002, we incurred $285,105 of product development expense which is net of $597,034 of capitalized software development costs. The increase in development expense is primarily due to the increase in the number software development engineers. At December 31, 2003, we employed twenty-seven (27) software development and quality assurance engineers versus twelve (12) software development engineers at December 31, 2002.

Capitalized software development costs and product development expense are expected to increase as we begin development of new version releases of our products in the future. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. We plan to add development resources to our team as is necessary to execute the development project plan in the future to include new vulnerability management products and new features and functionality additions to our existing automated vulnerability remediation products.

DEPRECIATION EXPENSE

Depreciation expense for the year ended December 31, 2003 was $207,924, compared to $36,934 for the year ended December 31, 2002, representing an increase of $170,990 or 463%. We attribute this increase to higher average depreciable balances of property, equipment and leasehold improvements. During the year ended December 31, 2003, we purchased $411,000 of additions to leasehold improvements, furniture, computer equipment and software to support the growth in employees, our quality assurance test labs and our remediation signature and software development initiatives. We expect that capital expenditures and the related depreciation will continue to increase in the foreseeable future as we support the geographical expansion of our sales team, including a presence in Washington, DC, and initiation of a quality control project begun with Common Criteria testing and the growth of our testing capacity.

INTEREST EXPENSE

Interest expense for the years ended December 31, 2003 and 2002 was $3,036,342 and $107,796, respectively. The increase of $2,928,546 is directly attributable to the issuance of interest bearing convertible notes payable for gross proceeds of $2,570,000 during 2003. The interest expense includes non-cash interest charges of approximately $2,800,000 related to the fair value of the shares of common stock and the warrants issued in conjunction with the notes payable, the fair value of the beneficial conversion feature and the fair value of the warrants issued to the placement agent which were debt issuance costs amortized to interest expense. This compares to approximately $71,000 of non-cash interest charges for the year ended December 31, 2002 related to the fair value of the shares of common stock and issued in conjunction with the notes payable, and the fair value of stock options issued to a noteholder.

The components of interest expense for the years ended December 31, 2003 and 2002 are summarized as follows:

	Years Ended
	December 31,
	2003	2002
Non-cash interest charges:
Fair value of common stock issued
in conjunction with convertible debt	$1,067,928	$62,583
Fair value of stock options issued to noteholder	-	8,680
Fair value of beneficial conversion feature
of convertible debt	1,543,310	-
Fair value of warrants issued
to placement agent	121,725	-
Interest payable converted to common stock	68,131	-

Total non-cash interest expense	2,801,094	71,263

Cash interest charges:
Amortization of debt issue costs	212,000	-
Interest on notes payable	23,248	36,533

Total interest expense	$3,036,342	$107,796

WRITE-OFF OF ACCOUNTS PAYABLE

Write-off of accounts payable of $369,036 represents the write-off of old accounts payable balances relating to years prior to 2001. These amounts were written off primarily because the vendor is no longer in business or we have not had any communication with the vendor in several years.

WRITE-OFF OF NOTE RECEIVABLE FROM RELATED PARTY

Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation for which the funds were used. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

OTHER EXPENSE

On September 22, 2003, we issued 25,000 shares to a former employee to settle a potential claim for unpaid commissions during his employment. The fair value of the shares issued was approximately $35,500.

NET LOSS AND INCOME TAX VALUATION ALLOWANCE

For the year ended December 31, 2003 we reported a net loss from of $5,248,581 versus a net loss of $2,346,895 for the year ended December 31, 2002. Due to the uncertainty of realization, we recorded a valuation allowance equal to the net deferred tax asset associated with income tax benefit ascribed to the loss before income taxes for the years ended December 31, 2003 and 2002. An analysis of the net operating losses incurred prior to the spin off determined uncertainty as to their availability to offset taxable income following the spin-off. Accordingly we have limited the net operating loss carryforward of approximately $4,600,000 to the net operating loss caryforward incurred since the date of the spin off. The net operating loss carryforward is subject to annual limitations as prescribed in the Internal Revenue Code and is available to offset future taxable income and begins to expire in 2022.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2003, we have improved our operating performance and raised cash from financing activities which, as a result, has substantially improved our liquidity position. Our cash and cash equivalents at December 31, 2003 were approximately $5,100,000. Our working capital position at December 31, 2003 was approximately $2,000,000 versus a working capital deficiency at December 31, 2002 of approximately $3,400,000. Our stockholders' equity was approximately $4,800,000 versus a stockholders’ deficit of approximately $2,300,000 at December 31, 2002. In addition, on February 10, 2004, we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price) and warrants to purchase 1,200,000 shares of common stock, in return for gross proceeds of $15,000,000. The pro forma effect of this transaction was as follows:

CAPITALIZATION AT DECEMBER 31, 2003
		At December 31,
	At December 31,	2003
	2003	as adjusted

CASH AND CASH EQUIVALENTS	$5,092,161	$18,932,161

LONG-TERM DEBT (INCLUDING CURRENT MATURITIES)	-	-

Preferred Stock (1)	-	13,840,000
Common Stock	278,305	278,305
Addtional Paid in Capital	41,109,824	41,109,824
Accumulated Deficit	(36,617,368)	(36,617,368)

STOCKHOLDERS' EQUITY	$4,770,761	$18,610,761

(1) Net of placement agent fees and estimated attorneys fees and including the fair value of approximately $6,368,000 for the warrants issued in conjunction with the Series A Convertible Preferred Stock.

The proceeds from the Series A Convertible Preferred Stock financing will be used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to implement our new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the vulnerability management market.

Cash Used in Operating Activities

The net cash used in operating activities was $272,093 for the year ended December 31, 2003. The net loss of $5,248,581 was adjusted for non cash charges of $4,257,979 and changes in operating assets and liabilities of $718,509. Non-cash charges include depreciation and amortization of $681,806, provision for returns, allowances and bad debts of $58,500, non-cash interest charges of $2,944,963 related to the convertible notes issued during the year, stock compensation expense of $82,500, the estimated fair value of $265,210 for common stock, stock options and warrants issued to consultants in lieu of cash payments for services, and the $225,000 write-off of the note receivable from CT Holdings. Operating assets increased $1,749,447 during the year ended December 31, 2003 primarily due to the increase in licensing fees and support services related to the increased orders for Hercules. Operating liabilities except for deferred revenue decreased $187,046 due to the payment of the payroll tax liability, which is no longer in arrears and the payment of accounts payable due to the availability of cash to meet our current obligations. Deferred revenue increased $2,655,002 primarily due to a higher number of post sales customer support contracts in force at December 31, 2003 versus December 31, 2002 and the deferral of a $1.7 million dollar order from a government agency systems integrator for which the licenses had not been deployed to the end user and the customer support services to the end user had not begun at December 31, 2003.

The net cash used in operating activities of $592,716 for the year ended December 31, 2002 is principally a result of the net loss of $2,346,895, partially offset by changes in operating assets and liabilities of $1,374,214 plus net non-cash charges of $379,965, primarily consisting of depreciation and amortization of $156,524, amortization of debt discount of $62,583 and $140,858 of stock compensation expense for the fair value of stock and stock options issued for payment of professional services. The increase in accounts receivable of $162,443 is directly attributable to the increase in revenue during the year ended December 31, 2002. Operating liabilities before deferred revenue increased $1,362,551, primarily due to the growth of accounts payable, payroll tax obligations and accrued compensation related to commissions, vacation liabilities and other incentives recorded at December 31, 2002. The increase was primarily due to a lack of appropriate levels of cash to settle liabilities in a timely manner. In addition, deferred revenue increased $150,193 due to a higher value and volume of post sale customer support contracts in force at December 31, 2002 than in prior periods.

Cash Used in Investing Activities

Cash flows used in investing activities during the year ended December 31, 2003 were $2,533,708, representing $411,211 for purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and $1,897,497 of additions to capitalized software development costs related to the Hercules product development costs. In addition we issued a $225,000 note receivable to CT Holdings.

For the year ended December 31, 2002 cash flows used in investing activities were $1,023,423 representing $426,389 purchases of computer equipment and internal use software to support the increase in employees and our technology infrastructure and $597,034 of additions to capitalized software development costs related to the development projects completed or in process at December 31, 2002.

Expenditures for computer equipment and our information technology infrastructure will likely increase in future periods as we add personnel and continue to execute our business plan. During 2004 we will expend cash on the expansion of our test facilities and the establishment of sales offices throughout the United States. In addition, our development plans include new product releases and new features and functionality additions to existing products therefore it is likely that there will be an increase in the amount of capitalized software development costs in future periods.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2003 were $7,885,133.

During January 2003, we received net proceeds of approximately $2,397,467 from the issuance of 3,275,000 shares of common stock plus warrants to purchase 1,637,500 shares of common stock.

In May 2003 we received net proceeds of $1,122,814 from the exercise of warrants for 1,560,559 shares of common stock. During the fourth quarter of 2003 warrants for 1,974,336 shares of common stock were exercised providing net proceeds of $2,506,430. Proceeds of $199,060 were received during 2003 from the exercise of stock options for 393,660 shares of common stock.

In September 2003, we closed a bridge loan financing transaction, receiving gross proceeds of approximately $2,570,000 and issued convertible notes payable to a limited number of accredited investors. The principal amount of the bridge loans plus accrued interest together aggregating $2,810,881 were converted into 2,348,079 shares of common stock during the fourth quarter of 2003. The placement agent for this transaction converted their fee of $212,000 and $50,000 of our payables to them into a note payable with the same terms and conversion features as the Notes. This note was repaid in cash in December 2003.

In addition, we received advances and proceeds from notes payable from related parties of $888,522 and made payments to related parties of $1,463,160 to pay down the advances and notes payable from related parties. During the year ended December 31, 2003, a former director exercised stock options for 862,500 shares of the Company's common stock using a $250,000 note payable to the former director plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000. Notes payable to stock holders at December 31, 2002 plus new notes issued to stock holders during the year 2003, aggregating $537,000, were repaid during the year ended December 31, 2003. At December 31, 2003, as a result of the culmination of all the financing activities, we have no amounts owed under notes payable.

Cash flows provided by financing activities were $1,553,938 for the year ended December 31, 2002. We financed our operations in 2002 since the Distribution Date primarily through notes to and advances from related parties of $1,262,441, notes to stock holders of $450,000, a note to an unrelated third party of $40,000 and the exercise of stock options for $60,266. During the year 2002, we made payments to related parties for the notes and advances of $420,900 and $40,000 for a note to an unrelated third party. Financing activities prior to the Distribution consisted of a net contribution of approximately $200,000 from our former parent company CT Holdings.

As a result of the aforementioned factors, cash and cash equivalents increased $5,079,332 for the year ended December 31, 2003, versus an decrease of $62,201 for the year ended December 31, 2002.

LIQUIDITY

We have substantially improved our liquidity position through our operating strategy for the growth in the licensing of Hercules, the financing activities during 2003 which provided net cash flows of $7.9 million and the preferred stock offering completed in February 2004 which provided net proceeds of $13.8 million. On February 12, 2004 we announced a commitment from a bank to provide a revolving credit line of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan.

We believe that the preferred stock financing, credit facilities provided by the bank, if completed, and our existing cash balances and cash equivalents will be sufficient to meet our cash requirements for the next twelve months. However we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and what ever credit facilities we may arrange.

CONTRACTUAL OBLIGATIONS

At December 31, 2003 we have no notes payable, long term debt obligations or long term capital purchase commitments. We lease office space under a noncancelable operating lease which was personally guaranteed by our CEO. The future minimum lease commitments under our operating leases, primarily for office space, were approximately $305,000 at December 31, 2003. In addition, at December 31, 2003 we have purchase obligations for equipment, software development services and product certification services of approximately $530,000. Included as other contractual obligations is a legal settlement of approximately $93,000. As of December 31, 2003 the contractual obligations are as follows:

		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligation	-	-	-	-	-
Operating Lease Obligations	305,337	256,609	47,834	894	-
Purchase Obligations	530,713	530,713	-	-	-
Other Contractual Obligations Reflected on the
Registrant's Balance Sheet under GAAP	93,048	93,048	-	-	-

Total	$929,098	$880,370	$47,834	$894	$-

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2003 and 2002 are found following the signature page of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On March 7, 2003 we filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity, KBA Group LLP, to be engaged as the Registrant's independent public accountants.

ITEM 8A.  CONTROL AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2003, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

BOARD OF DIRECTORS

The following sets forth the names of our directors at December 31, 2003, their principal occupations and the year in which each current Director of Citadel initially joined the Board of Directors and the year in which their term as director expires.

			DIRECTOR	TERM
NAME	AGE	POSITION WITH COMPANY	SINCE	EXPIRES

Steven B. Solomon	39	President, Chief Executive Officer, Secretary	1996	2004

Major General (Ret) John Leide	66	Director	2001	2004

Chris A. Economou	48	Director	2001	2004

Joe M. Allbaugh	51	Director	2003	2004

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

JOE M. ALLBAUGH joined the Company as a director of Citadel in December 2003. Since March 2003, Mr. Allbaugh has served as President and CEO of The Allbaugh Company, LLC, a Washington, D.C. based corporate strategy and consulting firm with offices in Austin, Texas and Oklahoma City, Oklahoma. As the former Director of the Federal Emergency Management Agency (FEMA) from February 15, 2001 to March 1, 2003, Mr. Allbaugh managed an agency with 2,500 employees and an annual budget of $3 billion. After the 9/11 terrorist attacks on the World Trade Center, Pennsylvania and the Pentagon, Mr. Allbaugh played a critical role in coordinating the federal government’s response to the attacks, a response and recovery that exceeded $8.8 billion. He was also a member of the President’s Homeland Security Advisory Council. From January 1995 to July 1999, Mr. Allbaugh served as Chief of Staff to then-Governor George W. Bush. From July 1999 to December 2000 Mr. Allbaugh served as the National Campaign Manager for Bush-Cheney 2000 Inc. where he successfully organized and managed a $192 million presidential campaign.

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

At our next annual stockholders meeting, we intend to nominate the following directors to the indicated classes, if such directors are re-elected:

-	the class 1 director is Chris A. Economou and his term will expire at the 2005 annual meeting of stockholders;

-	the class 2 director is Joe M. Allbaugh and his term expires at the 2006 annual meeting of stockholders; and

-	the class 3 directors are Steven B. Solomon and Major General (Ret.) Jack Leide and their terms will expire at the 2007 annual meeting of stockholders.

The Board of Directors consists of a majority of “independent directors” as such term is defined in the Nasdaq Stock Market Marketplace Rules. The Board of Directors has determined that Joe M. Allbaugh, Chris A. Economou, and Major General (Ret.) Jack Leide are independent directors, based on representations from each such director that they meet the relevant Nasdaq and SEC definitions.

Committees of the Board of Directors

During fiscal year 2003, there were three meetings of the Company Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms. In addition, the Board took action by written consent 20 times.

Citadel's board of directors established three standing committees to assist in the discharge of its responsibilities. These committees include an audit committee composed exclusively of outside directors, Mr. Economou and General Leide, an executive committee and a compensation committee. The executive committee has authority to act in place of the full board in matters delegated to it to the extent permitted under Delaware law. Messrs. Solomon and Economou serve as members of the executive committee. The executive committee did not meet or take action by written consent in 2003. Citadel's board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Delaware law and Citadel's bylaws.

The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 2002 Stock Incentive Plan. The Compensation Committee did not meet during fiscal year 2003, and at March 10, 2004 consisted of Messrs. Allbaugh, Economou and Leide, all of whom are independent directors as defined in the Nasdaq Stock Market Marketplace Rules.

The Board does not have a nominating committee, as nominations are made by the independent members of the Board as a whole.

The Board seeks to identify qualified individuals to become board members and determine the composition of the Board and its committees. When considering a potential director candidate, the Board looks for personal and professional integrity, demonstrated ability and judgment and business experience. The Board will review and consider director nominees recommended by stockholders. There are no differences in the manner in which the Board evaluates director nominees based on whether the nominee is recommended by a shareholder.

The Company’s by-laws provide that any shareholder wishing to present a nomination for the office of director must do so in writing delivered to the Company at least 45 days and not more than 75 days prior to the first anniversary of the preceding year’s annual meeting. Each notice must set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) relating to the nomination or nominations; (d) the class and number of shares of the Company which are beneficially owned by such shareholder and the person to be nominated as of the date of such shareholder’s notice and by any other stock holders known by such shareholder to be supporting such nominees as of the date of such shareholder’s notice; (e) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (f) the consent of each nominee to serve as a director of the Company if so elected.

The Audit Committee meets with the Company’s financial management and independent auditors and reviews the accounting principles and the scope and control of the Company’s financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent certified public accountants the Company’s annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four (4) times during fiscal year 2003. The Audit Committee is required to have and will continue to have at least two members, all of whom must be “independent directors” as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou and Leide are the current members of the Audit Committee. The Board has determined that Messrs. Economou and Leide are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou and Leide each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

The Securities and Exchange Commission (“SEC”) has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors’ Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

The Company’s Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter will be attached as an exhibit to the proxy statement for Citadel's annual shareholder meeting and will be made available on the company’s website, www.citadel.com.

Directors' Compensation

Citadel reviews its compensation arrangements for directors from time to time and may alter these arrangements. Directors will receive no cash compensation for services as a director or as a member of a committee of Citadel's board. Citadel will reimburse each director for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

We may, in our discretion, grant stock options and other equity awards to our non-employee directors under our equity incentive plan. Our outside directors hold options to purchase an aggregate of 575,000 shares of our common stock at a weighted average exercise price per share of $2.03. Options held by these directors were granted at the fair market value of our common stock as of the date of grant as determined by our board of directors.

EXECUTIVE OFFICERS

Listed below is certain information concerning individuals who serve as executive officers of Citadel.

NAME	AGE	POSITION WITH CITADEL	EMPLOYED SINCE
Steven B. Solomon	39	President, Chief Executive Officer, Secretary	1996

Richard Connelly	52	Chief Financial Officer	2002

Carl Banzhof	36	Chief Technology Officer	1996

David Harris	42	Chief Strategy Officer	2003

Ed Krupa	42	Executive Vice President Sales	2003

Mike Jones	43	Executive Vice President Marketing	2003

David Helffrich	45	Executive Vice President R&D	2004

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

DAVID HARRIS joined the Company in February 2003 as Chief Strategy Officer. Mr. Harris has 21 years of experience in sales, marketing and management roles at information technology and data security companies. Prior to joining the Company Mr. Harris was Founder, Chairman and Chief Executive Officer of Complysec an IT Security and Privacy audit firm from January 2001 to February 2003. From June 2000 until January 2001 he held the position of Vice President Business Development at e-Security, Inc. a provider of security event management software. While at Internet Security Systems, Inc. from December 1996 to June 2000, Mr. Harris was responsible for the managing the sales, marketing, field engineering and professional services activities.

ED KRUPA joined the Company as Executive Vice President of Sales in November 2003. Prior to joining the Company Mr. Krupa was Senior Director of Sales of BEA Systems, a leading application infrastructure software company from August 2001 to November 2003. Prior to BEA Systems, Mr. Krupa served as Executive Vice President of Sales for Parago, Inc., a technology-based promotional management provider, and as Senior Director of Global Enterprise Sales at Tivoli Systems, a leading systems management software company from May 1999 to June 2001. While with Tivoli Systems, Mr. Krupa worked to grow sales in his division by more than $300 million during a three year period.

MIKE JONES joined the Company as Vice President of  Marketing in December 2003. Prior to joining the Company, from September to December 2003, Mr. Jones was Vice President of the Product Marketing at Allen Systems Group (ASG), where he led all marketing programs including the release-to-market strategy for all seven ASG product lines. Prior to ASG, Mr. Jones was Director of Product Marketing for BMC Software, Inc, from January 2001 to February 2003, where he managed all product marketing for the Recovery and Storage Management business representing a product portfolio that generated in excess of $240 million in annual revenue. Prior to BMC Mr. Jones spent twelve years at Sterling Software where he held numerous positions in their professional services and marketing organizations, both domestically and internationally. His last role at Sterling was Project Line Director for their Enterprise JAVA solutions where he oversaw all aspects of product direction and marketing on a worldwide basis.

DAVID HELFFRICH joined Citadel in February 2004 where he serves as Vice President of Development.  Mr. Helffrich has more than 19 years of experience in the software industry, including design and development responsibilities for application development tools for software developers, Server I/O products for Storage Area Networks, and quality monitoring and evaluation products for the Call Center market.  Prior to Citadel, Mr. Helffrich served as Vice President of Development for etalk Corporation from April 2002.  Before etalk, he was General Manager of the Server I/O business unit for Interphase Corporation from June 2000.  From August 1984 to May 2000, Mr. Helffrich gained his knowledge and experience in software development while working in various technology positions at Texas Instruments in the TI Software Division (acquired by Sterling Software in July 1997), moving up to Vice President of Development for Sterling Software, a $750 million producer of software development tools for the application, storage, Internet, and federal markets.

Our Board of Directors adopted a Code of Business Conduct for all of our directors, officers and employees and a Code of Ethics for our CEO and Senior Financial Executives in March 2004. Stockholders may request a free copy of our Code of Business Conduct and Code of Ethics from:

Citadel Security Software, Inc.
Attention: Investor Relations
8750 North Central Expressway, Suite 100
Dallas, Texas 75231
214/520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.citadel.com.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the annual and long-term compensation for services to Citadel for Citadel's chief executive officer and the other most highly compensated officers of Citadel who are executive officers of Citadel (the Named Executive Officers) during the periods presented. Such amounts do not necessarily reflect the compensation such persons will receive in the future. Following the Distribution all the executive officers of the Company were compensated by Citadel. Prior to the Distribution Messrs. Solomon, Connelly, Banzhof and Speyer were compensated by CT Holdings from the date of their employment. Compensation for Messrs. Solomon and Banzhof is presented for all three reporting periods because they were employed by CT Holdings prior to the Distribution for all of those periods. Compensation for Messrs. Connelly, Harris, Krupa, Doxey and Speyer are presented from their respective dates of employment by either CT Holdings or Citadel.

		SUMMARY COMPENSATION TABLE
						LONG-TERM
		ANNUAL COMPENSATION				COMPENSATION
					OTHER	SECURITIES
	FISCAL				ANNUAL	UNDERLYING	ALL OTHER
NAME and POSITION	YEAR	SALARY	BONUS		COMPENSATION	OPTIONS(#)	COMPENSATION

Steven B. Solomon	2003	$200,000	$ 225,000		-	400,000	$45,690 (2)
Chief Executive Officer	2002	200,000	150,000		-	2,000,000	48,887 (3)
	2001	140,000	150,500		-	2,750,000 (1)	17,548 (4)

Richard Connelly	2003	150,000	60,000		-	50,000	8,572 (5)
Chief Financial Officer	2002	118,750	-		-	425,000	36,516 (6)

Carl Banzhof	2003	122,474	45,000		-	12,089 (5)
Chief Technology Office	2002	115,000	8,500		-	225,000	10,051 (5)
	2001	115,000	-		-	50,000	-

Richard Speyer	2003	118,872	-		-	-	231,472 (7)
Former EVP	2002	150,000	-		-	150,000	10,051 (5)
Business Development	2001	97,789	-		-	3,493 (5)

Jack Doxey
Former EVP Marketing	2003	125,135	-		-	-	223,157 (8)
	2002	52,885	-		-	175,000	54 (5)

David Harris *
Chief Strategy Officer	2003	131,439	-		-	200,000	5,181 (5)

Ed Krupa **
Executive Vice President Sales	2003	25,281	82,500	(9)	-	300,000	28,551(10)

(1)
Includes options to purchase 1,250,000 shares of Citadel Security Software common stock and the option to convert Parago shares into 1,500,000 shares of Citadel common stock which was exercised in February 2004.

(2)	Includes a payment of $15,513 for unused vacation, a car allowance of $11,400, and payments for life, health and disability insurance premiums.
(3)	Includes a payment of $28,077 for unused vacation, a car allowance of $11,400, and payments for life, health and disability insurance premiums.
(4)	Includes a car allowance of $11,400 plus $6,048 for payments of life insurance premiums.
(5)	Includes payments of life, health and/or disability insurance premiums.
(6)	Includes $25,000 cash payments of life, health and/or disability insurance premiums.
(7)	Includes payments of life, health and disability insurance premiums as well as $221,201 of proceeds from the sale of company stock.
(8)	Includes payments of life, health and disability insurance premiums as well as $216,716 of proceeds from the sale of company stock.
(9)	Bonus of 50,000 shares of common stock were issued upon employment.
(10)	Includes payments of life, health and/or disability insurance premiums as well as a mark up for taxes owed for bonus shares awarded.
(*)	Commenced employment February 2003.
(**)	Commenced employment November 2003.

Our Board of Directors, as a whole or through the Compensation Committee, makes determinations regarding salary levels and bonus opportunities for our executive officers, and performs all other compensation related functions. Members of the Board of Directors do not receive cash compensation for their service.

Our compensation policy reflects a commitment to an executive compensation plan, which enables us to attract, retain and motivate highly qualified management professionals. Our compensation philosophy is to directly align executive compensation with the financial performance of the organization. We believe that the relationship between executive compensation and our performance will create benefit for all stockholders.

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

The option grants are designed to reward executive officers and other key employees directly for appreciation in the long-term price of our stock. The plan directly links the compensation of executive officers to gains by the stockholders and encourages executive officers to adopt a strong stakeholder orientation in their work. The option grants also places what can be a significant element of compensation at risk because the options have no value unless there is appreciation over time in the value of our stock.

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

EMPLOYMENT AGREEMENTS

We have entered into an employment agreement with Mr. Solomon, our Chief Executive Officer. The annual base salary payable to Mr. Solomon was $200,000 and the employment agreement provides for an annual bonus of $150,000. The bonus and salary increased to $225,000 each by the Compensation Committee for 2003. The employment agreement has an initial term of five years and is renewable for one year terms following the initial term unless terminated. The Company has agreed to pay a bonus to the executive equal to the aggregate the exercise price of approximately $1,592,000 of the vested options in the event of a change in control. If Mr. Solomon is terminated for any reason other than for cause, he is entitled to a severance payment equal to three times his base salary and up to three times his bonus.

We have entered into an employment agreement with Mr. Connelly our Chief Financial Officer. The annual base salary payable to Mr. Connelly was $150,000 as of April, 2003, with a bonus or other extraordinary compensation payable at the discretion of the Board of Directors. The Board approved a pay increase to begin in February 2004 to $185,000 and bonus component for 2003 of $60,000. The employment agreement has an initial term of three years and is renewable for one year terms following the initial term unless terminated. The Company has agreed to pay a bonus to the executive equal to the aggregate the exercise price of approximately $64,000 related to 50,000 options granted in September 2003 in the event of a change in control. If Mr. Connelly is terminated for any other reason other than for cause he is entitled to a severance payment equal to one half of his base salary.

We have entered into an employment agreement with Mr. Krupa, our Executive Vice President of Sales. The annual base salary payable to Mr. Krupa is $175,000, with bonuses to be determined by the Board, and commissions equal to one percent of sales from December 1, 2003 through December 1, 2004. The employment agreement has an initial term of three years and is renewable for one year terms following the initial term unless terminated. If Mr. Krupa is terminated for any other reason other than for cause he is entitled to a severance payment equal to two months of his base salary, one additional month of base salary for each year of service completed, and an additional six months of his options shall immediately vest. In the event of a termination following a change of control, be is entitled to six months of base salary and one additional year of his options shall immediately vest.

STOCK OPTIONS GRANTED DURING 2003

The following table sets forth each grant of stock options during 2003 to each of the Named Officers. No stock appreciation rights were granted during the fiscal year. Each of the options has a ten-year term, subject to earlier termination in the event the holder ceases providing services to us.

The percentage numbers are based on an aggregate of 2,648,000 options granted to our employees during 2003, including officers. The exercise price was equal to the fair market value of our common stock as valued on the OTCBB or, if prior to the Distribution, by the board of directors on the date of grant. The exercise price may be paid in cash or in shares of our common stock valued at fair market value on the exercise date. We may also finance the option exercise by accepting a full recourse note from the optionee, except officers and directors prohibited under the Sarbanes-Oxley Act of 2002, equal to the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

	INDIVIDUAL GRANTS

			PERCENT OF
	NUMBER OF		TOTAL
	SECURITIES		OPTIONS
	UNDERLYING		GRANTED_TO	EXERCISE
	OPTIONS		EMPLOYEES	PRICE	EXPIRATION
NAME	GRANTED		IN 2003	($/SH)	DATE

Steven B. Solomon	400,000	(1)	15.11%	1.28	10/01/2013
Richard Connelly	50,000	(2)	1.89%	1.28	10/01/2013
Carl Banzhof	0		0.00%	-	-
Richard Speyer	0		0.00%	-	-
Jack Doxey	0		0.00%	-	-
David Harris	200,000	(3)	7.55%	1.49	2/24/2013
Ed Krupa	300,000	(3)	11.33%	1.65	10/03/2013

(1)	All options are immediately exercisable
(2)	Options become exercisable quarterly in equal amounts over one year
(3)	Options become exercisable quarterly in equal amounts over three years

OPTION EXERCISES DURING 2003 AND YEAR-END OPTION VALUES

The following table reports information regarding stock option exercises during fiscal 2003 and outstanding stock options held at the end of fiscal 2003 by our named executive officers.

			NUMBER OF
			SECURITIES	VALUE OF
			UNDERLYING	UNEXERCISED
			UNEXERCISED	IN-THE-MONEY
			OPTIONS	OPTIONS
	SHARES		AT FISCAL YEAR-	AT FISCAL YEAR-
	ACQUIRED ON	VALUE	END(EXERCISABLE/	END(EXERCISABLE/
NAME	EXERCISE	REALIZED	UNEXERCISABLE)	UNEXERCISABLE)(2)

Steven B. Solomon	0	$0	3,650,000 / 0(1)	$13,870,000 / $0

Richard Connelly	0	$0	310,412 / 164,588	$1,179,566 / $625,434

Carl Banzhof	0	$0	152,081 /72,919	$577,908 / $277,092

Richard Speyer	29,162	$9,332	0 / 0	$0 / 0

Jack Doxey	58,332	$19,833	0 / 0	$0 / 0

David Harris	0		49,998 / 150,002	$189,992 / $570,008

Ed Krupa	0		0 / 300,000	$0 / $1,140,000

(1)	Does not include an exchange right for 1,500,000 shares of common stock exercised in February 2004.
(2)	Based on closing market price of $3.80 per share on the OTCBB on December 31, 2003

2002 STOCK INCENTIVE PLAN

The board of directors adopted the 2002 Stock Incentive Plan effective upon the completion of the Distribution. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.

A total of 1,500,000 shares of common stock were reserved for issuance under the terms of the 2002 Stock Incentive Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. We have granted 1,018,500 awards under the 2002 Stock Incentive Plan that remain outstanding at December 31, 2003.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 4, 2004, there were issued and outstanding approximately 29,434,257 shares of Common Stock and 15,000 shares of Series A Convertible Preferred Stock. There is no other class of voting security of Citadel issued or outstanding. The following table sets forth the number of shares of Common Stock beneficially owned as of March 4, 2004, by (i) each person known to the Company to own more than 5% of the Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable within 60 days after March 4, 2004 are included as beneficially owned by the option holder or warrant holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.
	Shares of
	Series A Convertible		Shares of
	Preferred Stock		Common Stock

	Approximate	Approximate
	Number of	Percent	Number of	Percent
Name and Address	Shares Owned	Of Class	Shares Owned	Of Class

Steven B. Solomon (1)			6,546,499	17.8%

Satellite Strategic
Finance Assoc, LLC (2)	15,000	100.0%	4,200,000	13.0%
623 Fifth Avenue
20th Floor
New York, NY 10022

Richard Connelly (3)			408,578	1.4%

Chris A. Economou (4)
150 North Federal Highway,
Suite 210
Fort Lauderdale, Florida 33301			343,600	1.2%

Carl Banzhof (5)			215,477	*

Major General (Ret) John Leide (6)
78 Clubhouse Drive
Palm Coast, Florida 32137			163,500	*

Ed Krupa (7)			100,000	*

David Harris (8)			66,664	*

Joe M. Allbaugh (9)
101 Constitution Avenue, NW			37,500	*
Suite 525 East
Washington, DC 20001-2133

Jack Doxey (10)			-	0.0%

Richard Speyer (10)			-	0.0%

All officers and directors
as a group (9 people) (11)			7,890,151	19.9%

*	Less than 1%

(1)	Includes 3,650,000 shares of common stock that are issuable upon the exercise of immediately exercisable options.

(2)	Includes 1,200,000 shares of common stock that are issuable upon the exercise of warrants and 3,000,000 shares that are issuable upon the conversion of Series A Convertible Preferred Stock

(3)	Includes 332,912 shares of common stock that are issuable upon the exercise of vested options and 35,416 stock options that become exercisable within 60 days of March 4, 2004.

(4)	Includes 162,500 shares of common stock that are issuable upon the exercise of immediately exercisable options.

(5)
Includes 152,081 shares of common stock that are issuable upon the exercise of vested options and 14,583 stock options that become exercisable within 60 days of March 4, 2004. Includes 500 shares owned by his spouse.

(6)	Includes 162,500 shares of common stock that are issuable upon the exercise of immediately exercisable options.

(7)	Includes 25,000 shares of common stock that are issuable upon the exercise of vested options and 25,000 stock options that become exercisable within 60 days of March 4, 2004.

(8)	Includes 49,998 shares of common stock that are issuable upon the exercise of vested options and 16,666 stock options that become exercisable within 60 days of March 4, 2004.

(9)	Includes 37,000 shares issuable pursuant to options exercisable within 60 days of March 4, 2004

(10)	Resigned as executive officer during 2003.

(11)
Includes 4,524,991 of shares issuable upon the exercise of vested options and 137,498 shares issuable pursuant to options exercisable within 60 days of March 4, 2004 held by all directors and all executive officers as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of the material terms of the agreements and arrangements involving our company and either CT Holdings or its direct or indirect subsidiaries.

GENERAL

We were organized in December 1996 as a wholly owned subsidiary of CT Holdings. Prior to the Distribution, two of our current directors (Messrs. Solomon and Economou) and three of our executive officers (Messrs. Solomon, Banzhof, and Connelly) were also directors or officers and employees of CT Holdings and/or its other subsidiaries. Prior to the Distribution while acting on our behalf, these directors and officers considered not only the short-term and long-term impact of operating decisions on our business, but also the impact of such decisions on the consolidated financial results of CT Holdings. Following the Distribution, Mr. Solomon remains Chief Executive Officer and a director and Mr. Connelly remains Chief Financial Officer of CT Holdings, and Messrs. Solomon and Economou remain directors of CT Holdings.

Prior to the Distribution Date of May 17, 2002 the security software business that is currently operated by Citadel was operated by CT Holdings. Prior to and following the Distribution, the CEO and CFO of Citadel hold similar officer positions with CT Holdings and the CEO is Chairman of the Board for both companies. In addition, one executive officer of Citadel was also an officer of CT Holding until the Distribution.

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

The distribution agreement provides that prior to the Distribution Date, Citadel issued to CT Holdings a number of Citadel Shares equal to one fourth of the total number of shares of CT Holdings common stock outstanding on the Distribution Date (plus an additional immaterial number of Citadel Shares to be distributed with respect to fractional shares that are rounded up). CT Holdings effected the Distribution by delivering a certificate representing 100% of the Citadel Shares to the Distribution Agent.

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

TRANSITION SERVICES AGREEMENT

On the Distribution Date, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally extended for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. The Citadel Board of Directors approved an extension of the transition services agreement for an additional one year period ending in May 2004. Initially, CT Holdings agreed to pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. No adjustments to the fee have been made since inception through December 31, 2003. The Company believes that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement. At December 31, 2003 the Company has recorded amounts due from CT Holdings pursuant to the transition services agreement of $390,000 and due to the uncertainty of collection the Company has expensed the fees to general and administrative expense on a monthly basis as incurred.

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

RELATED PARTY RELATIONSHIPS AND TRANSACTIONS PRIOR TO THE DISTRIBUTION DATE

Prior to the Distribution Date the Company was a wholly owned subsidiary of CT Holdings. During the years ended December 31, 2002 CT Holdings received substantially all of its financing from its CEO, directors and other related parties which, in part, contributed to the funding of Citadel prior to the Distribution Date. The statements of cash flow show a net contribution from parent of $200,131 for the period January 1, 2002 through the Distribution Date, May 17, 2002.

During the period January 1, 2002 through the Distribution Date, May 17, 2002 the Company incurred legal fees in the amount of approximately $49,500 respectively to a law firm in which an attorney who was a former CT Holdings' employee and is a relative Citadel's CEO, is a partner. In addition, the Company recorded fees of $31,225 to this attorney plus stock compensation expense for $21,700 related to the issuance of stock options for 100,000 shares of common stock to the attorney for consulting services.

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

In May 2002, prior to the Distribution the Company's CEO exercised stock options for 3,000,000 shares of common stock of CT Holdings using a note in the amount of $600,000 to offset the exercise price. On the Distribution Date the CEO received 750,000 shares of Citadel common stock as a result of the exercise of the CT Holdings options.

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

CITADEL RELATED PARTY TRANSACTIONS FOLLOWING THE DISTRIBUTION DATE

During the year ended December 31, 2003 the CEO of the Company advanced the Company $1,088,662 for working capital purposes and the Company repaid $1,071,759 of those advances plus $21,541 for advances outstanding at December 31, 2002. The Company has advances payable to its CEO of $16,903 at December 31, 2003.

During the period from the Distribution Date through December 31, 2002 the Company's CEO advanced approximately $642,000 to the Company and the Company has repaid approximately $250,000 of those advances through December 31, 2002. On November 5, 2002 the Company entered into two promissory notes payable to its CEO in the total amount of $570,000. The $570,000 consisted of the $54,000 of advances due to the CEO, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company in November 2002. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released. The CEO has guaranteed our obligations under our lease agreement related to our office space in Dallas, Texas.

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

Pursuant to the transition services agreement, CT Holdings reimburses the Company $20,000 per month for the shared services of the Company's CEO, CFO and administration staff. At December 31, 2003 and 2002 the Company has a $390,000 and $150,000 respectively receivables due from CT Holdings for these services since May 17, 2002, the Distribution Date. Due to the cash deficiency of CT Holdings the receivables were fully reserved and the Company continues to show the costs of these services as a general and administrative expense in the statement of operations.

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable has been fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected. This charge is classified as "Write-off of note receivable from related party" in the accompanying Statements of Operations.

During the year ended December 31, 2003 the Company incurred legal fees in the amount of approximately $164,700 to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative Citadel's CEO. During the year ended December 31, 2002 the Company recorded fees of $31,225 to this attorney plus stock compensation expense for $21,700 related to the issuance of stock options for 100,000 shares of common stock to the attorney for consulting services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)	REPORTS ON FORM 8-K

On October 3, 2003, the Registrant filed a Form 8-K including a press release regarding an update to forward-looking statements relating to 2003 and the third quarter ended September 30, 2003.

On November 13, 2003, the Registrant filed a Form 8-K including a press release announcing its financial results for the quarter ended September 30, 2003.

On February 10, 2004, the Registrant filed a Form 8-K to report the closing of a private placement for $15 million consisting of 15,000 shares of Series A Convertible Preferred Stock (the "Series A Shares") convertible into 3 million shares of common stock, and Warrants to purchase 1.2 million shares of common stock of Citadel, in a private placement to an accredited investor under Regulation D of the Securities Act of 1933, as amended.

On February 12, 2004 the Registrant filed a Form 8-K including a press release announcing that the registrant had secured a $3.5 million debt facility from a bank and including a press release setting forth the Registrant’s financial information for the quarter and year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees:

Fees for audit services provided by KBA Group LLP and its predecessor total approximately $85,000 for 2003 and approximately $51,000 for 2002, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-QSB and review of the registration statements.

(2)	Audit Related Fees:

KBA Group LLP did not bill the Company any audit related fees during 2003 or 2002.

(3)	Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2003 or 2002.

(4)	All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2003 or 2002.

(5)	Audit Committee’s Pre-Approval Policies and Procedures

(i)	The audit committee of the board of directors approves the scope of services and fees of the outside accountants on an annual basis, generally prior to the beginning of the services.
(ii)	The audit committee of the board of directors reviews approved 100% of the fees for the services above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	CITADEL SECURITY SOFTWARE INC.
By: /s/ STEVEN B. SOLOMON

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ STEVEN B. SOLOMON	President, Chief Executive Officer and Director	March 15, 2004
(Principal Executive Officer)
Steven B. Solomon

/s/ RICHARD CONNELLY	Chief Financial Officer	March 15, 2004
(Principal Accounting Officer)
Richard Connelly

/s/ JOHN LEIDE	Director	March 15, 2004

Major General (Ret) John Leide

/s/ CHRIS A. ECONOMOU	Director	March 15, 2004

Chris A. Economou

/s/ JOE M. ALLBAUGH	Director	March 15, 2004

Joe M. Allbaugh

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

3.3
Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.1	Form of Certificate of Common Stock of the Registrant (filed as Exhibit 4.1 to the Form 10-SB and incorporated by reference herein)

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.3
Registration Rights Agreement, dated as of February 9, 2004 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.4	Form of Senior Promissory Note (filed as exhibit 4.1 to the Form 8-K filed by the Company on September 8, 2004 and incorporated by reference herein)

10.1	Form of Plan and Agreement of Distribution between CT Holdings and Registrant (filed as Exhibit 10.1 to the Form 10-SB and incorporated by reference herein)

10.2	Form of Tax Disaffiliation Agreement between CT Holdings and the Registrant (filed as Exhibit 10.2 to the Form 10-SB and incorporated by reference herein)

10.3	Form of Transition Services Agreement between CT Holdings and Registrant (filed as Exhibit 10.3 to the Form 10-SB and incorporated by reference herein)

10.4	Form of Indemnification Agreement between Registrant and its directors and officers (filed as Exhibit 10.4 to the Form 10-SB and incorporated by reference herein)

10.5	Employment Agreement dated as of January 1, 2002 by and between Registrant and Steven B. Solomon (filed as Exhibit 10.5 to the Form 10-SB and incorporated by reference herein)

10.6	2002 Stock Incentive Plan of the Registrant (filed as Exhibit 10.6 to the Form 10-SB and incorporated by reference herein)

10.7
Master Services Agreement, dated as of December 19, 2001, between CT Holdings and SBC Services (filed as Exhibit 10.7 to Amendment No. 1 to the Form 10-SB filed with the Commission on March 6, 2002 and incorporated by reference herein)

67

10.8
Sublease Agreement, dated March 22, 2002, between the Registrant and SWS Securities, Inc. (filed as Exhibit 10.8 to Amendment No. 2 to the Form 10-SB filed with the Commission on April 5, 2002 and incorporated by reference herein)

10.9
Form of Subscription Agreement between the Registrant and certain accredited investors (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.10
Form of Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.11
Form of Amendment No. 1 to Stock Purchase Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission April 21, 2003 and incorporated by reference herein)

10.12
Form of Stock Purchase Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission April 21, 2003 and incorporated by reference herein)

10.13
Engagement letter, dated December 10, 2002, between DHR International Inc. and the Registrant. (filed as Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.14
Advisory Agreement, dated November 11, 2002, between Merriman Curhan Ford & Co. (formerly known as RTX Securities Corporation) and the Registrant. (filed as Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.15
Engagement letter related to private placement dated December 9, 2002 between Merriman Curhan Ford & Co. (formerly known as RTX Securities Corporation) and the Registrant. (filed as Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.16
Warrant Agreement between the Registrant and Merriman Curhan Ford & Co. dated January 29,2003. (filed as Exhibit 10.16 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.17
Promissory Note, dated September 11, 2002, payable by the Registrant to the order of Eagle Equity I, L.P. (filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.18
Stock Purchase Agreement, dated September 11, 2002, among the Registrant, Lawrence E. Steinberg, Michael A. Hershman, and Ari Reubin. (filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.19
Promissory Note, dated December 9, 2002, payable by the Registrant to the order of Ken Schnitzer, including Guaranty by Steven B. Solomon, Chief Executive Officer of the Registrant in favor of Ken Schnitzer. (filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

68

10.20
Notice of Conversion, dated April 23, 2003, by Kenneth Schnitzer. (filed as Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.21
Option agreement dated November 4, 2002 between the registrant and Marc Still. (filed as Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.22
Promissory Note dated June 5, 2002 payable by the Registrant to Aspen Advisors, LP. (filed as Exhibit 10.22 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.23
Consultant Agreement dated April 24, 2003 between the Registrant and CEOcast, Inc. (filed as Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.24
Warrant Agreement between the Registrant and Merriman Curhan Ford & Co. dated April 21, 2003. (filed as Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.25
Securities Purchase Agreement, dated as of February 9, 2004 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 10.1 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

10.26	Employment Agreement dated as of November 17, 2003 between Registrant and Ed Krupa (filed herewith)

10.27	Employment Agreement dated as of April 1, 2003 between Registrant and Richard Connelly (filed herewith)

10.28	Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Steven B. Soloman (filed herewith)

10.29	Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Richard Connelly (filed herewith)

23.1	Consent of KBA Group LLP, Independent Auditors, filed herewith.

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB).

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

69

CITADEL SECURITY SOFTWARE INC.
DECEMBER 31, 2003
TABLE OF CONTENTS

Page

Report of Independent Certified Public Accountants	F-2

Balance Sheets as of December 31, 2003 and 2002	F-3

Statements of Operations
for the years ended December 31, 2003 and 2002	F-4

Statement of Stockholders' Equity (Deficit)
for the years ended December 31, 2003 and 2002	F-5

Statements of Cash Flows
for the years ended December 31, 2003 and 2002	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Citadel Security Software Inc.

We have audited the accompanying balance sheets of Citadel Security Software Inc., (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel Security Software Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
January 30, 2004, except for Note P
for which the date is February 10, 2004

BALANCE SHEETS
	DECEMBER 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,092,161	$12,829
Accounts receivable-trade, less allowance
of $78,500 and $20,000	1,699,154	166,665
Note receivable	-	201,000
Prepaid expenses and other current assets	214,655	56,197

TOTAL CURRENT ASSETS	7,005,970	436,691

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $1,213,427 and $1,005,503	635,748	432,461

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,145,138 and $2,671,257	2,075,169	651,554

OTHER ASSETS	17,243	17,243

TOTAL ASSETS	$9,734,130	$1,537,949

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,372,826	$1,416,196
Payroll tax obligations	252,317	788,562
Accrued compensation	516,128	265,440
Deferred revenue	2,805,195	150,193
Notes payable to shareholders,
net of debt discount of $47,083	-	402,917
Notes and advances payable to related parties	16,903	841,541

TOTAL CURRENT LIABILITIES	4,963,369	3,864,849

COMMITMENTS AND CONTINGENCIES (Notes H and I)

PREFERRED STOCK, $.01 par value per share;
1,000,000 shares authorized; no shares issued
or outstanding at December 31, 2003 and 2002
COMMON STOCK, $.01 par value per share;
50,000,000 shares authorized; 27,830,511
and 15,255,577 shares issued and outstanding
at December 31, 2003 and 2002	278,305	152,555
ADDITIONAL PAID-IN CAPITAL	41,109,824	28,889,332
ACCUMULATED DEFICIT	(36,617,368)	(31,368,787)

STOCKHOLDERS' EQUITY (DEFICIT)	4,770,761	(2,326,900)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)	$9,734,130	$1,537,949

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
STATEMENTS OF OPERATIONS
	YEARS ENDED
	DECEMBER 31,
	2003	2002

Revenue
License fees	$5,198,010	$1,169,339
Customer support and services	658,286	142,461

Total revenue	5,856,296	1,311,800

Costs of revenue
Software amortization	473,881	119,590
Customer support costs	288,323	167,107
Shipping and other costs	56,544	4,942

Total costs of revenue	818,748	291,639

Operating expenses
Selling, general and administrative expense	6,388,396	3,306,257
Product development expense	392,967	285,105
Depreciation expense	207,924	36,934

Total operating expenses	6,989,287	3,628,296

Operating loss	(1,951,739)	(2,608,135)

Interest expense	(3,036,342)	(107,796)
Write off of accounts payable	-	369,036
Write-off of note receivable from related party	(225,000)	-
Other expense	(35,500)	-

Loss before income taxes	(5,248,581)	(2,346,895)
Provision for income taxes	-	-

Net loss	$(5,248,581)	$(2,346,895)

Net loss per share - basic and diluted	$(0.24)	$(0.17)

Weighted average shares outstanding -
basic and diluted	22,134,040	13,874,488

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock

	Number of		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balances at December 31, 2002	15,255,577	$152,555	$28,889,332	$(31,368,787)	$(2,326,900)
Issuance of common stock for cash
net of transaction fees	3,275,000	32,750	2,364,717		2,397,467
Common stock issued with convertible notes
payable, recorded as debt discount	1,082,800	10,828	1,010,017		1,020,845
Beneficial conversion feature of convertible
notes payable, recorded as debt discount			1,543,310		1,543,310
Fair value of warrants issued as transaction
fee in conjunction with issuance of
convertible notes payable, recorded as
debt issuance costs			121,725		121,725
Common stock issued upon conversion
of convertibles notes payable
and accrued interest	2,348,079	23,481	2,787,399		2,810,880
Fair value of warrants issued
in lieu of cash for services			64,140		64,140
Common stock issued
pursuant to the exercise
of stock options	393,660	3,937	195,124		199,061
Common stock issued pursuant to the exercise
of stock options in exchange for reduction
of a note payable to a former director	862,500	8,625	267,375		276,000
Common stock issued pursuant to the exercise
of warrants	3,534,895	35,349	3,593,895		3,629,244
Issuance of common stock held in reserve at
Distribution Date for settlement of
CT Holdings liabilities (See Note __)	250,000	2,500	(2,500)		-
Issuance of common stock per commitment
upon conversion of CT Holdings
convertible note payable (See Note __)	675,000	6,750	(6,750)		-
Issuance of common stock in settlement
of liability to former employee	25,000	250	35,250		35,500
Common stock issued as compensation	50,000	500	82,000		82,500
Fair value of common stock and stock
options issued to consultants in
lieu of cash for services	78,000	780	164,790		165,570
Net loss	-	-	-	(5,248,581)	(5,248,581)

Balances at December 31, 2003	27,830,511	$278,305	$41,109,824	$(36,617,368)	$4,770,761

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock

		After Effect of
	As Reported	Distribution		Additional	Accumulated
	By Parent	Ratio	Amount	Paid-in Capital	Deficit	Total

Balances at December 31, 2001	49,829,608	12,457,402	$124,574	$28,203,392	$(29,021,892)	$(693,926)

Parent common stock issued in
lieu of cash for services	12,500	3,125	31	(31)		-
Parent common stock issued
pursuant to the exercise
of stock options	6,647,500	1,661,875	16,618	(16,618)		-
Parent common stock issued in
lieu of cash for settlement
of liabilities	868,306	217,077	2,171	(2,171)		-
Other, including fractional
shares issued in the
Distribution	188,014	47,765	478	(478)		-
Net contribution from parent
through spin-off
distribution date				200,131		200,131
Issuance of common stock
in conjunction with notes payable
to shareholders		250,000	2,500	109,167		111,667
Issuance of common stock
pursuant to the exercise of
stock options		488,333	4,883	256,382		261,265
Stock and stock options issued
in lieu of cash for services		130,000	1,300	139,558		140,858

Net loss		-	-	-	(2,346,895)	(2,346,895)

Balances at December 31, 2002		15,255,577	$152,555	$28,889,332	$(31,368,787)	$(2,326,900)

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
STATEMENTS OF CASH FLOWS
	YEARS ENDED
	DECEMBER 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,248,581)	$(2,346,895)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	681,806	156,524
Provision for returns, allowances and bad debts	58,500	20,000
Amortization of debt issue costs recognized as interest expense	333,725	62,583
Beneficial conversion feature of convertible debt recognized as interest expense	1,543,310	-
Common stock issued in conjunction with convertible debt recognized as interest expense	1,067,928	-
Common stock issued to an officer as compensation expense	82,500	-
Common stock, warrants and stock options issued for services	265,210	140,858
Write-off of note receivable from related party	225,000	-
Changes in operating assets and liabilities
Accounts receivable - trade	(1,590,989)	(162,443)
Prepaid expenses and other current assets	(158,458)	16,505
Other assets	-	7,408
Accounts payable and accrued expenses	98,511	647,790
Payroll tax obligations	(536,245)	543,177
Accrued compensation	250,688	171,584
Deferred revenue	2,655,002	150,193

NET CASH USED IN OPERATING ACTIVITIES	(272,093)	(592,716)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(411,211)	(426,389)
Capitalized software development costs	(1,897,497)	(597,034)
Issuance of note receivable to CT Holdings	(225,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,533,708)	(1,023,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes and advances from related parties	888,522	1,262,441
Payments on notes and advances from related parties	(1,463,160)	(420,900)
Proceeds from notes payable to shareholders	2,570,000	450,000
Payments on notes payable to shareholders	(537,000)	-
Proceeds from notes payable	-	40,000
Payments on notes payable	-	(40,000)
Proceeds from issuance of common stock	2,397,467	2,000
Proceeds from exercise of warrants for common stock	3,629,244	-
Proceeds from exercise of stock options	199,060	60,266
Proceeds on notes receivable from issuance of common stock	201,000	-
Net contribution from Parent	-	200,131

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,885,133	1,553,938

Net increase (decrease) in cash and cash equivalents	5,079,332	(62,201)
Cash and cash equivalents at the beginning of the year	12,829	75,030

Cash and cash equivalents at the end of the year	$5,092,161	$12,829

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
STATEMENTS OF CASH FLOWS
	YEARS ENDED
	DECEMBER 31,
	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$38,252	$4,223

Income taxes paid	$-	$-

Non-cash investing items
Note payable issued as settlement of accounts payable	$50,000	$-

Non-cash financing items:
Exercise of stock options in exchange for
note payable plus accrued interest
due former director	$276,000	$-

Conversion of notes payable plus accrued interest
into shares of common stock	$2,810,881	$-

Note payable issued for financing fees
recorded as debt issuance costs	$212,000	$-

Warrants to purchase common stock issued with convertible
note payable recorded as debt issuance cost	$121,725	$-

Beneficial conversion feature of convertible notes
payable recorded as debt discount	$1,543,310	$109,167

Common stock issued with convertible notes payable
recorded as debt discount	$1,020,845	$-

Stock options exercised in exchange for note receivable	$-	$201,000

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements of Citadel Security Software Inc. (the "Company" or "Citadel") have been prepared in accordance with generally accepted accounting principles. The Company began operations as a separate standalone company immediately following the pro rata dividend distribution on May 17, 2002 as further discussed below. Prior to May 17, 2002 certain of CT Holdings, Inc. ("CT Holdings"), the Company's former parent, assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations were made on a reasonable and consistent basis for the period presented prior to May 17, 2002. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a standalone company.

The Distribution

Citadel was incorporated under the laws of the state of Delaware in December 1996 as a wholly owned subsidiary of CT Holdings. In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). CT Holdings set May 6, 2002 as the record date and on May 17, 2002 a pro rata dividend of 14,387,244 shares of Citadel's common stock were distributed to CT Holdings stock holders. In the Distribution each common shareholder of CT Holdings received one share of Citadel common stock for every four shares of CT Holdings common stock held as of May 6, 2002, the record date. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although there is no assurance that the transaction will be tax free to CT Holdings or to stock holders receiving the dividend.

Description of Business

Citadel develops, markets, and licenses security software solutions that address network security inside the firewall, a growing segment within the software industry. The Company's security software products are typically licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. The Company's software products, Hercules®, WinShield® Secure PC™ and NetOFF™, provide flexibility and scalability to network security administrators for automating vulnerability management, including remediation, and for managing security policies within computing environments. These security software solutions run on servers and workstations to provide controlled management of the remediation process of network security vulnerabilities and to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure accounts, backdoors, software defects and other causes of network security vulnerabilities in computing systems.

Liquidity

During the year ended December 31, 2003 the Company improved its liquidity position closing the year with approximately $5,100,000 of cash balances at December 31, 2003. At December 31, 2003 the Company had working capital of approximately $2,000,000 and stockholders’ equity of approximately $4,800,000. The improvement in liquidity is the primary result of increased revenue for the year ended December 31, 2003, primarily from Hercules, and the financing transactions described in Note G. The Company's primary cash flow strategy is to increase cash flow from the execution of the operating plan which relies primarily upon the fees to be received from the licensing of Hercules and the ability to obtain cash from financing alternatives. The Company believes that the cash generated from higher planned revenues and results from operations and access to additional financing will provide sufficient working capital for the next twelve months however timing of the revenue and the subsequent cash receipts cannot be assured. Therefore, there can be no assurance that management's execution of its operating plan and additional financing strategies will be successful or that other actions may not become necessary that will require the Company to raise additional capital. See discussion of additional equity financing obtained during early 2004 in Note P.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received, delivery has occurred to the customer through electronic download or to a third party freight carrier if software media is shipped, and the collectibility of the invoiced amounts is probable. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Deferred revenue at December 31, 2003 was approximately $2,800,000 and includes the deferral of approximately $1,300,000 of license fee revenue for which the license term had not begun at year-end and approximately $1,500,000 for the remaining terms of customer support services contracts in force at December 31, 2003. The Company's products are typically licensed separately and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue would be allocated to the components based on vendor specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 104.

Customers may download the Company's products from its secure website, obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $78,500 has been recorded at December 31, 2003. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period, the relative product revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2003 or 2002.

As a convenience to government customers, the Company’s products may be sold through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles of the various government agencies. The Company’s contracts with these government contractors do not contain an explicit right of return, however, these government contractors may order products in advance of receiving the order from the government agency. In these circumstances, the Company defers revenue recognition until the government contactor has received the authorization to deploy the products to the federal agency.

The Company also offers its Hercules product to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use Hercules, to post sale customer support and to the vulnerability updates for the term of the subscription and as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the years ended December 31, 2003 or 2002.

The Company's product development strategy is architected for the current and future releases of Microsoft Windows, UNIX, Linux and other well established operating systems. The operating systems supported are well established and the Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2003 and 2002. A summary of the components of capitalized costs, expenses and amortization discussed above is presented in the following table:

	FOR THE YEAR ENDED
	DECEMBER 31,
	2003	2002

Product development expense, net of
capitalized software development costs	$392,967	$285,105
Amounts capitalized as software development costs	1,897,497	597,034
Software amortization expense	473,881	119,590

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic and diluted loss per common share are identical because options and warrants outstanding are antidilutive and are therefore excluded from the computation of diluted earnings per share. For the year ended December 31, 2003, the weighted average number of Citadel shares was 22,134,040. The effect of Citadel stock options for 6,846,000 shares of Citadel common stock and 165,000 Citadel warrants outstanding at December 31, 2003 have been excluded from the weighted average shares computation as they are antidilutive.

For the year ended December 31, 2002 the weighted average number of shares was calculated using the weighted average number of CT Holdings shares from January 1, 2002 through the Distribution on May 17, 2002, 51,019,020, divided by the Distribution Ratio, four, plus the weighted average number of Citadel shares outstanding following the Distribution through December 31, 2002. This resulted in a weighted average number of shares outstanding of 13,874,488 for the year ended December 31, 2002. The effect of 4,080,850 CT Holdings options and 2,351,601 CT Holdings warrants outstanding on The Distribution Date plus 5,900,167 Citadel options and 20,000 Citadel warrants outstanding at December 31, 2002 have been excluded from the weighted average shares computation as they are antidilutive.

Common Stock

The shares of common stock outstanding of 12,457,402 at December 31, 2001, presented in the Statement of Stockholders’ Equity (Deficit) represent the number of shares that would have been outstanding if the Distribution had occurred at December 31, 2001, using the number of shares of CT Holdings common stock outstanding of 49,829,608 at December 31, 2001, divided by four, the Distribution Ratio.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentrations of Credit Risk

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the years ended December 31, 2003 and 2002 was $219,714 and $101,237, respectively.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the years ended December 31, 2003 and 2002 the pro forma effect on net loss and net loss per share would have been as follows:

	FOR THE YEAR ENDED
	DECEMBER 31,
	2003	2002

Net loss attributable
to common stockholders
as reported	$(5,248,581)	$(2,346,895)

Add: Stock-based employee
compensation expense included
in reported net loss	-	-

Deduct: Stock-based employee
compensation expense
determined under fair value
based method	(1,073,445)	(565,525)

Pro forma net loss	$(6,322,026)	$(2,912,420)

Net loss per common share - basic and diluted
As reported	$(0.24)	$(0.17)

Pro forma	$(0.29)	$(0.21)

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

NOTE B - CONCENTRATION OF CREDIT RISK

The Company has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2003, the Company had approximately $5,000,000 in cash balances at financial institutions which were in excess of the FDIC insured limits. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management.

At December 31, 2003 approximately 100% of the Company’s gross accounts receivable was due from Merlin Technology Solutions, Inc., a systems integrator to the U.S. government.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives of the assets. Major classes of property and equipment and their estimated useful lives are as follows:

		December 31,
	Lives	2003	2002

Furniture	3 years	$240,232	$179,114
Office equipment	3 years	87,101	87,101
Computer equipment	3 years	1,398,168	1,103,077
Leasehold improvements	Lease term	123,674	68,672

		1,849,175	1,437,964
Less accumulated depreciation
and amortization		(1,213,427)	(1,005,503)

Net property and equipment		$635,748	$432,461

NOTE D - PAYROLL TAX OBLIGATIONS

The Company has timely filed its federal and state employer and employee payroll tax forms during the years ended December 31, 2003, 2002 and 2001 but until the third quarter of 2003 had fallen behind in the payment of those taxes. During the quarter ended September 30, 2003, the Company remitted approximately $413,000 of back taxes, interest and penalties and at December 31, 2003 is current on all payroll tax obligations. The payroll tax obligation amount of $252,317 represents payroll taxes accrued at December 31, 2003 that are expected to be remitted in the first quarter of 2004.

NOTE E - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
Deferred tax assets (liabilities)	2003	2002

Net operating loss carryforwards	$1,568,000	$460,000
Accounts receivable allowance	27,000	7,000
Accrued expenses	175,000	108,000
Capitalized software development costs	(707,000)	(221,000)
Property and equipment	(31,000)	-

Total deferred tax assets	1,032,000	354,000
Valuation allowance	(1,032,000)	(354,000)

Total deferred tax assets, net	$-	$-

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes is explained below:

	December 31,
	2003	2002

Benefit computed at federal statutory rate	$(1,785,000)	$(798,000)
Tax effect of loss prior to spin off	-	321,000
Increase in valuation allowance	678,000	344,000
Permanent differences	1,107,000	133,000

	$-	$-

For federal income tax purposes, at December 31, 2003 the Company had a net operating loss carryforward of approximately $4,600,000. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2022. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE F - NOTES AND ADVANCES PAYABLE

Notes payable to stock holders consist of the following:

	December 31,
	2003	2002

8% Note payable due February 11, 2003	$-	$200,000
8% Note payable due May 16, 2003	-	250,000
Unamortized debt discount	-	(47,083)

	$-	$402,917

On September 11, 2002 the Company entered into a $200,000 8% note payable due January 11, 2003 that was personally guaranteed by the Company's Chief Executive Officer. The due date was later extended by the noteholder to February 11, 2003. In the event of payment default the note would accrue interest at 18% per annum and at the option of the noteholder, all unpaid principal and interest would become convertible into shares of common stock of the Company at a conversion rate of $0.30 per share. In conjunction with this note, the Company entered into a stock purchase agreement with the principals of the entity holding the note payable. Under this agreement the Company sold 200,000 shares of its common stock for $2,000, or $0.01 per share. The Company recorded debt discount of $64,666 representing the difference between the proceeds of $2,000 and the relative fair value of the stock and amortized the debt discount over the term of the note. The Company amortized approximately $8,000 and $57,000 of debt discount as interest expense in the years ended December 31, 2003 and 2002, respectively. The note was repaid in February 2003.

On December 9, 2002 the Company entered into a $250,000 8% note payable due May 16, 2003 that was personally guaranteed by the Company's Chief Executive Officer. In conjunction with this note, the Company entered into a stock purchase agreement with the noteholder and issued 50,000 shares of its common stock for $500, or $0.01 per share, offset against accrued interest. The Company recorded a debt discount of $8,611 representing the difference between the proceeds of $500 and the relative fair value of the stock. This discount has been amortized over the term of the note and is included in interest expense. In January 2003, the Company repaid $25,000 of the principal balance of the note. In April 2003, the noteholder entered into an agreement with the Company to convert the note plus accrued interest into 243,862 shares of common stock at a conversion price of $0.95 per share. The difference between the conversion price and the fair value of the shares on the conversion date of approximately $54,000 has been charged to interest expense during the year ended December 31, 2003.

Pursuant to the terms of a $40,000 note payable to an unrelated third party, entered into in June 2002, stock options to acquire 40,000 shares of common stock were issued to the note holder. The Company recorded interest expense in the year ended December 31, 2002 of approximately $9,000 for the issuance of these options which represented the fair value of the options. This note was repaid in 2002.

Notes and advances payable to related parties consist of the following:

	December 31,
	2003	2002

8% Note payable to a former director
due July 31, 2002	$-	$250,000
8% Demand note payable to an officer	-	270,000
8% Note payable to an officer
due February 28, 2003	-	300,000
Non-interest bearing advance from
an officer due on demand	16,903	21,541

	$16,903	$841,541

On June 13, 2002, the Company entered into an 8% note payable for $250,000 due July 31, 2002 with a former director of the Company. In February, 2003 the former director exercised stock options for 862,500 shares of the Company's common stock using the note plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000.

On November 5, 2002 the Company entered into a $270,000 secured promissory note due on demand and a $300,000 8% note payable due February 28, 2003 to the Company's Chief Executive Officer. Both notes were secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes would become immediately due and payable and would bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released.

NOTE G – COMMON STOCK AND WARRANTS ISSUED

The January 2003 Issuance of Common Stock and Warrants:

In January 2003, the Company entered into subscription agreements with 15 accredited investors (the “Accredited Investors”) for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of legal, accounting and placement agent fees) and (ii) warrants to buy 1,637,500 shares of common stock. The warrants have an exercise price of $1.50 per share, expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share, the closing per share price of common stock on January 29, 2003, and have a five year term.

The May 2003 Issuance of Common Stock and New Warrants:

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

In May 2003, Accredited Investors, the placement agent and the placement agent's assignees holding Prior Warrants to purchase 1,560,559 shares of Citadel common stock exercised their Prior Warrants, for aggregate gross proceeds of approximately $1,248,000 to Citadel (before approximately $126,000 of placement agent, legal and accounting fees). As a result of their exercise of the Prior Warrants, the expiration date of the New Warrants was extended from May 6, 2003 to the earlier of April 1, 2006 or the date 10 days after the Company provides the holders notice that the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. The New Warrants have an exercise price of $1.27 per share (the closing market price on April 17, 2003, the last trading date prior to issuance of the New Warrants). The remaining 322,566 New Warrants that were originally issued on April 21, 2003 expired unexercised on May 6, 2003. On May 6, 2003, the period to exercise the Prior Warrants at a reduced price expired, and 112,500 unexercised Prior Warrants issued to the Accredited Investors returned to an exercise price of $1.50 per share and 210,066 unexercised Prior Warrants issued to the placement agent returned to an exercise price of $1.18 per share. In addition, the placement agent received warrants to purchase 39,014 shares of Citadel common stock, based on a rate of 2.5% of 1,560,559 of New Warrants that were outstanding on May 6, 2003. The placement agent's warrants have a per share exercise price of $1.80, the closing price of Citadel common stock on May 6, 2003 and have a five year term. The proceeds of the transaction were used for general working capital purposes. The Company filed a registration statement on Form SB-2 to register the shares issued in the private placement, the shares issued upon the exercise of Prior Warrants and the shares underlying the New Warrants and Prior Warrants outstanding at May 6, 2003.

The Exercise of Prior Warrants, New Warrants and Placement Agent Warrants:

As discussed above, the New Warrants and the Prior Warrants could be terminated by the Company, at its option, when the closing market price of the Company's common stock had closed at or above $2.40 per share for ten consecutive trading days. On October 31, 2003 the closing market price of the Company's common stock had exceeded $2.40 per share for the previous ten days and as a result, the Company notified the warrant holders of its intent to terminate the warrants on November 10, 2003. On November 10, 2003 proceeds of approximately $2,373,000 were received from the exercise of 314,763 Prior Warrants and 1,560,559 New Warrants for 1,875,322 shares of stock. In addition, warrants for 99,014 shares of common stock were exercised by the placement agent for approximately $133,000 of cash proceeds. At December 31, 2003, no Prior Warrants remain outstanding.

The Issuance and Conversion of 12% Senior Convertible Notes:

In September 2003 the Company closed a debt financing transaction and received gross proceeds of $2,120,000 and issued 12% Senior Convertible Promissory Notes (the "Notes") to a limited number of accredited investors (the "Noteholders"). The Notes and accrued interest were due the sooner of 90 days after issuance or 10 days after the Company received at least $2,000,000 in proceeds from the sale of equity securities. The net proceeds of the Notes were used for general working capital purposes. In addition, the Noteholders received 848,000 restricted shares of common stock of the Company with an estimated fair value of approximately $783,079. The debt discount was fully amortized into interest expense during the year ended December 31, 2003. In the event of default, for each month in default, the Noteholders, would have received warrants to purchase one half of one share for every dollar of principal amount loaned, with an exercise price of $0.50 per share.

Pursuant to the terms of the Notes, principal and accrued interest may be converted into shares of common stock of the Company (the "Converted Shares") at a conversion price of $1.25 per share at the option of the Noteholder at any time prior to maturity. The difference between the effective conversion price and the estimated fair market value of the underlying shares of approximately $1,147,479 was recorded as debt discount. This debt discount was amortized over the term of the notes and has been fully amortized into interest expense during the year ended December 31, 2003.

In addition, the placement agent for this transaction received a fee of $212,000 plus warrants to purchase 125,000 shares of common stock at $1.25 per share that had the same rights as the warrants the Noteholders may receive in the event of default. The fee of $212,000 plus the estimated fair value of the warrants of approximately $121,725 was recorded as debt issuance costs and has been fully amortized to interest expense during the year ended December 31, 2003. On September 4, 2003, the $212,000 fee plus $50,000 of unpaid fees, unrelated to the Notes, were rolled into a 12% convertible note payable due 90 days after issuance with the same terms and conditions as the Notes including registration rights and default provisions. In conjunction with this note, the Company issued 104,800 shares of common stock to the placement agent having a relative fair value of approximately $98,250. The note plus accrued interest was convertible into shares of common stock of the Company at a conversion price of $1.25 per share. The difference between the effective conversion price and the estimated fair value of the underlying shares of approximately $150,650 was recorded as debt discount has been fully amortized into interest expense during the year ended December 31, 2003. The Company paid the note in full on December 31, 2003.

As of December 31, 2003 holders of all $2,120,000 principal amount of the Notes had elected to convert the Notes plus approximately $49,000 of accrued interest into approximately 1,735,000 shares of the Company’s common stock.

The Convertible Shareholder Notes:

On July 16, 2003 the Company entered into a $200,000, 8% note payable with a shareholder. The note was originally due September 1, 2003 and was personally guaranteed by the Company's Chief Executive Officer. The note was convertible into 200,000 shares of common stock at a conversion price of $1.00 per share. The fair value of the conversion feature of approximately $118,187 was recorded as debt discount and was fully amortized as interest expense in the year ended December 31, 2003. In the event of payment default the note would accrue interest at 18% per annum. In conjunction with this note, the Company issued 50,000 shares of common stock in exchange for $500 in cash. The relative fair value of the shares of approximately $50,687 was recorded as interest expense during the year ended December 31, 2003. The due date of the note was later extended by the noteholder to October 31, 2003 and 30,000 additional shares of common stock were issued to the noteholder in exchange for $300. The Company recorded debt discount of $39,450 representing the difference between the proceeds of $300 and the relative fair value of the 30,000 shares of common stock. The debt discount was fully amortized to interest expense during the year ended December 31, 2003. In October 2003, the shareholder converted the principal amount of the note plus $4,252 of accrued interest into 204,252 shares of the Company’s common stock.

On July 17, 2003 the Company entered into a $250,000 8% note payable with another shareholder. The note was originally due September 17, 2003 and was personally guaranteed by the Company's Chief Executive Officer. A principal payment of $50,000 was due and paid in August 2003. In conjunction with this note, the Company issued 50,000 shares of its common stock for $500, to be offset against accrued interest. The Company recorded a note discount of approximately $49,679 representing the difference between the proceeds of $500 and the relative fair value of the stock. This discount was fully amortized to interest expense in the year ended December 31, 2003. The maturity date was later extended to October 31, 2003 and the Company agreed to give the noteholder a right to convert the note plus accrued interest into shares of common stock at a conversion price of $1.25 per share. The difference between the effective conversion price and the relative fair value of the shares of approximately $73,344 was recorded as a debt discount and has been fully amortized into interest expense in the year ended December 31, 2003. In October 2003, the shareholder converted the principal amount of the note plus $5,962 of accrued interest into 164,769 shares of the Company’s common stock.

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable was convertible at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. During the year ended December 31, 2003 this note was converted and 675,000 shares of the Company's common stock were issued to the noteholder.

NOTE H - COMMITMENTS TO ISSUE STOCK

On May 1, 2002, prior to the Distribution, CT Holdings reserved 1,050,000 shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities. CT Holdings had reached agreements in principle regarding the settlements and at September 30, 2003 the CT Holdings had completed negotiations with all but one party. During the year ended December 31, 2003, the Company issued 250,000 shares of its common stock to the parties that settled that had been held for issuance. At December 31, 2003, 12,500 shares of common stock are held in reserve to issue if and when, CT Holdings enters into a final settlement agreement with the remaining party.

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

NOTE  I - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and certain equipment under noncancelable operating leases with initial terms greater than one year. As of December 31, 2003 future minimum lease payments were as follows:

2004	$256,609
2005	44,258
2006	1,788
2007	1,788
2008	894
Thereafter	-

Total	$305,337

The Company's Chief Executive Officer signed a personal guarantee for the lease payments on behalf of the Company. Rent expense was $191,992 and $210,330 for the years ended December 31, 2003 and 2002, respectively.

Legal Proceedings

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. During 2003 the parties reached a settlement whereby Tech Data has agreed to receive 12 monthly payments of $8,000 per month for settlement of this liability. As part of the Distribution, the Company assumed payment responsibility for this lawsuit and has begun making the payments. The Company has an accrued liability remaining of approximately $93,000 recorded at December 31, 2003 relating to the remaining payments.

The Company is not a party to any material legal proceedings. Various legal claims are pending or may be instituted against CT Holdings. Because Citadel is a separate corporation which did not give rise to these legal claims, this Company believes the risk that Citadel's assets could be subject to these claims and liabilities (except for those claims and liabilities expressly assumed in the distribution agreement) is remote, although there can be no assurance that the Company will not become subject to these claims and liabilities.

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

NOTE J - SIGNIFICANT CUSTOMERS

The following customers represented more than 10% of total revenue in at least one the years presented below:

	2003	2002

Hewlett Packard for the Department
of Veteran Affairs	67%	23%
Washington Mutual Bank	6%	27%

NOTE K - STOCKHOLDER'S EQUITY (DEFICIT)

On the Distribution Date the Company had authorized 1,000,000 shares of preferred stock and 50,000,000 shares of common stock, each with a par value of $0.01 per share. Except for 1000 formation shares of common stock owned by CT Holdings, no shares of preferred stock or common stock were outstanding at December 31, 2001. The changes in common shares presented in the statement of changes in stockholders' equity (deficit) through the distribution date are presented as reported by CT Holdings after giving effect to the 1 for 4 Distribution Ratio. If the Distribution had occurred on December 31, 2001, approximately 12,457,000 shares of common stock would have been outstanding.

NOTE L - STOCK OPTIONS AND WARRANTS

The Company's 2002 Stock Incentive Plan (the "Plan") became effective with the Distribution on May 17, 2002. Under the Plan the Company may grant options to purchase up to 1,500,000 shares of common stock to eligible participants. Eligible participants include all employees, officers, directors and certain consultants to the Company. The Plan allows for the grant of non-qualified or incentive stock options. Activity under the Plan since the Distribution Date was as follows:
		Outstanding Options

			Weighted
	Options		average
	available	Number	exercise
	for issuance	of options	price

Options authorized under plan	1,500,000
Grants	(550,000)	550,000	$0.63
Exercised		-	$-
Cancelled	116,500	(116,500)	$0.40

Balances at December 31, 2002	1,066,500	433,500	$0.54
Grants	(998,000)	998,000	$1.60
Exercised		(160,335)	$0.36
Cancelled	252,665	(252,665)	$1.00

Balances at December 31, 2003	321,165	1,018,500	$1.47

The options granted have a term of 10 years and generally vest over a period of three years. During the years ended December 31, 2002 compensation expense of approximately $9,000 was recorded for stock options issued under the plan to consultants in lieu of cash for services.

The table below summarizes the range of exercise prices of options outstanding and exercisable under the Plan at December 31, 2003:
	Outstanding Options

		Weighted	Weighted
		average	average
	Number	contractual	exercise
Range of exercise prices	of options	life in years	price

$0.32 to $1.12	166,000	8.73	$0.57
1.14 to 1.32	382,000	9.31	$1.27
1.37 to 2.00	294,000	9.72	$1.53
2.49 to 3.97	176,500	9.97	$2.66
Exercisable Options

Weighted
average
	Number	exercise
Range of exercise prices	of options	price

$0.32 to $1.12	82,153	$0.50
1.14 to 1.32	-	-
1.37 to 2.00	-	-
2.49 to 3.97	-	-

In addition, the Company granted options outside of the Plan. The table below summarizes option grants and exercises:
	Outstanding Options

		Weighted
		average
	Number	exercise
	of options	price

Balance at December 31, 2001	2,445,000	$0.32

Grants	3,865,000	$0.36
Exercised	(488,333)	$0.54
Cancelled	(355,000)	$0.32

Balance at December 31, 2002	5,466,667	$0.33

Grants	2,075,000	$1.62
Exercised	(1,095,825)	$0.38
Cancelled	(618,342)	$0.90

Balance at December 31, 2003	5,827,500	$0.72

The options granted have a term of 10 years and generally vest over periods of over periods from one to three years.

The table below summarizes the range of exercise prices of options outstanding and exercisable outside the Plan at December 31, 2003:
	Outstanding Options

		Weighted	Weighted
		average	average
	Number	contractual	exercise
Range of exercise prices	of options	life in years	price

$0.32 to $0.34	4,252,500	8.49	$0.33
$1.11 to $1.28	675,000	9.68	$1.24
$1.49 to $3.97	900,000	9.80	$2.16
	Exercisable Options

		Weighted
		average
	Number	exercise
Range of exercise prices	of options	price

$0.32 to $0.34	4,032,695	$0.33
$1.11 to $1.28	606,250	$1.25
$1.49 to $3.97	49,998	$1.49
The weighted-average fair value for the options granted was approximately $1.06 and $0.23 per share for the years ended December 31, 2003 and 2002 respectively. This estimate was made using the Black-Scholes option pricing model with the weighted-average assumptions shown in the table below. The weighted-average expected volatility was based on the volatility of the trading prices for Citadel common stock.
	2003	2002

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.76%	3.54%
Expected volatility	115.0%	77.0%
Expected life (in years)	5.0	5.0

During the year ended December 31, 2003, 78,000 shares of common stock plus stock options for 75,000 shares of common stock were issued for services rendered by consultants to the Company. The fair value of the shares of common stock and options was approximately $165,570 and was recorded as general and administrative expense. In addition, the Company issued 25,000 shares of stock, with a fair value of approximately $35,500, to a former employee in settlement of a claim for compensation. During the year ended December 31, 2002 stock options to purchase 400,000 shares of common stock were issued to consultants for services. The Company recorded the fair value of these stock options at $47,000 of general and administrative expense.

In November 2002 the Company entered into an agreement with an investment banker to provide financial services including capital raising services to the Company. Under the terms of the agreement the Company agreed that for each month of the agreement which expired in August 2003, the Company would issue to the investment banker each month, warrants to purchase 10,000 shares of common stock of the Company. During the years ended December 31, 2003 and 2002, the investment banker received warrants for 80,000 and 20,000 shares of common stock, respectively. The Company recorded the fair value of the warrants of $64,140 and $7,630 in general and administrative expense for the years ended December 31, 2003 and 2002, respectively. The warrants were issued at an exercise price equal to the closing price on the monthly anniversary date of the agreement. In addition, warrants were issued and exercised in conjunction with equity and debt transactions more fully described in Note F. The table below describes warrants issued and exercised.

	Outstanding Warrants

		Weighted
		average
	Number	exercise
	of warrants	price

Balance at December 31, 2001	-	$-
Issued	20,000	$0.80
Exercised	-	$-

Balance at December 31, 2002	20,000	$0.80
Issued	3,687,698	$1.08
Exercised	(3,534,895)	$1.07
Cancelled	(7,803)	$1.18

Balance at December 31, 2003	165,000	$1.31

NOTE M - RELATED PARTY RELATIONSHIPS AND TRANSACTIONS

Prior to the Distribution Date of May 17, 2002 the security software business that is Citadel was operated by CT Holdings. Prior to and following the Distribution, the CEO and CFO of Citadel hold similar officer positions with CT Holdings and the CEO is Chairman of the Board for both companies. In addition, one executive officer of Citadel was also an officer of CT Holding until the Distribution.

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

TRANSITION SERVICES AGREEMENT

On the Distribution Date, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally will extend for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. The Citadel Board of Directors approved an extension of the transition services agreement for an additional one year period ending in May 2004. Initially, CT Holdings agreed to pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. No adjustments to the fee have been made since inception through December 31, 2003. The Company believes that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement. At December 31, 2003 the Company has recorded amounts due from CT Holdings pursuant to the transition services agreement of $390,000 and due to the uncertainty of collection the Company has expensed the fees to general and administrative expense on a monthly basis as incurred.

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

RELATED PARTY RELATIONSHIPS AND TRANSACTIONS PRIOR TO THE DISTRIBUTION DATE

During the year ended December 31, 2002 CT Holdings received substantially all of its financing from its CEO, directors and other related parties which, in part, contributed to the funding of Citadel prior to the Distribution Date. The statements of cash flow show a net contribution from parent of $200,131 for the period January 1, 2002 through the Distribution Date, May 17, 2002.

During the period January 1, 2002 through the Distribution Date, May 17, 2002 the Company incurred legal fees in the amount of approximately $49,500 respectively to a law firm in which an attorney who was a former CT Holdings' employee and is a relative Citadel's CEO, is a partner.

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

CITADEL RELATED PARTY TRANSACTIONS FOLLOWING THE DISTRIBUTION DATE

During the year ended December 31, 2003 the CEO of the Company advanced the Company $1,088,662 for working capital purposes and the Company repaid $1,071,759 of those advances plus $21,541 for advances outstanding at December 31, 2002. The Company has advances payable to its CEO of $16,903 at December 31, 2003.

During the period from the Distribution Date through December 31, 2002 the Company's CEO advanced approximately $642,000 to the Company and the Company has repaid approximately $250,000 of those advances through December 31, 2002. On November 5, 2002 the Company entered into two promissory notes payable to its CEO in the total amount of $570,000. The $570,000 consisted of the $54,000 of advances due to the CEO, accrued compensation and expenses of $216,000 and $300,000 of cash advances to the Company in November 2002. The notes bear interest at 8% per annum, mature on February 28, 2003 and are secured by all of the Company's copyrights, trademarks, patents and intellectual property under patent application. In the event of default, including the failure to pay any principal or interest by the Company or the payment of any obligations of the Company for which the CEO has personally guaranteed, the notes shall become immediately due and payable and shall bear interest at 18% per annum. In February, 2003 the Company paid $550,000 against the principal balance of notes payable and the security interest in the intellectual property was released .

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

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable has been fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected. This charge is classified as "Write-off of note receivable from related party" in the accompanying Statements of Operations.

During the year ended December 31, 2003 the Company incurred legal fees in the amount of approximately $164,700 to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative Citadel's CEO. During the year ended December 31, 2002 the Company recorded fees of $31,225 to this attorney plus stock compensation expense for $21,700 related to the issuance of stock options for 100,000 shares of common stock to the attorney for consulting services.

NOTE N - WRITE-OFF OF ACCOUNTS PAYABLE

During the year ended December 31, 2002, the Company wrote off certain accounts payable balances relating to years prior to 2001 totaling $369,036 as the Company no longer believes that they represent liabilities of the Company. These amounts were written off primarily because the vendor is no longer in business or the Company has not had any communication with the vendor in several years.

NOTE O – QUARTERLY INFORMATION (unaudited)
	2003 For Quarter Ended

	March 31	June 30	September 30	December 31	Year

Revenue
License fees	$187,598	$686,006	$619,034	$3,705,372	$5,198,010
Customer support and services	86,332	93,055	110,900	367,999	658,286

	273,930	779,061	729,934	4,073,371	5,856,296

Costs of revenue	68,800	143,214	279,798	326,936	818,748
Operating expenses	1,389,394	1,720,121	1,684,274	2,195,498	6,989,287

Operating profit (loss)	(1,184,264)	(1,084,274)	(1,234,138)	1,550,937	(1,951,739)

Interest (expense), other income
and other (expense)	(53,418)	(292,246)	(1,204,706)	(1,746,472)	(3,296,842)

Income (loss) before income taxes	(1,237,682)	(1,376,520)	(2,438,844)	(195,535)	(5,248,581)
Provision for income taxes	-	-	-	-	-

Net income(loss)	$(1,237,682)	$(1,376,520)	$(2,438,844)	$(195,535)	$(5,248,581)

Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.01)	$(0.24)
Weighted average shares outstanding -
basic and diluted	18,300,438	21,330,819	22,498,271	26,314,562	22,134,040

	2002 For Quarter Ended

	March 31	June 30	September 30	December 31	Year

Revenue
License fees	$87,750	$425,616	$442,630	$213,343	$1,169,339
Customer support and services	1,526	31,835	40,827	68,273	142,461

	89,276	457,451	483,457	281,616	1,311,800

Costs of revenue	7,092	30,210	120,852	133,485	291,639
Operating expenses	651,766	923,146	930,124	1,123,260	3,628,296

Operating profit (loss)	(569,582)	(495,905)	(567,519)	(975,129)	(2,608,135)

Interest (expense), other income
and other (expense)	-	(2,000)	(16,566)	279,806	261,240

Income (loss) before income taxes	(569,582)	(497,905)	(584,085)	(695,323)	(2,346,895)
Provision for income taxes	-	-	-	-	-

Net income(loss)	$(569,582)	$(497,905)	$(584,085)	$(695,323)	$(2,346,895)

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.05)	$(0.17)
Weighted average shares outstanding -
basic and diluted	12,458,687	13,772,479	14,417,678	14,771,238	13,874,488

Basic earnings or loss per share is calculated by dividing net income or loss by the weighted shares outstanding for the period presented. The effect of options, warrants, convertible debt and other convertible instruments have been excluded from the calculation of loss per share as their effect would be antidilutive.

NOTE P – SUBSEQUENT EVENT

On February 10, 2004 the Company completed a private placement of $15 million for issuance of 15,000 shares of its Series A Convertible Preferred Stock and five-year warrants (“Warrants”) for 1.2 million shares of common stock. The preferred stock and warrants were sold to an accredited investor in reliance on Regulation D under the Securities Act of 1933, as amended. The preferred stock is convertible into common stock of Citadel at an initial conversion price $5.00 per share, a premium over the closing price on the date the transaction was priced. Citadel also has the right to automatically convert the preferred stock into common stock upon achieving certain milestones. The Warrants have an exercise price of $5.15 per share. The preferred stock will pay dividends quarterly at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option if certain milestones are met. The preferred stock has a maturity of four years. The conversion and exercise prices are subject to adjustment in certain events,  and the investor has the right to require Citadel to redeem the securities in certain events. In addition, the placement agents for the transaction received fees of approximately $1,125,000 and warrants to purchase 225,000 shares of common stock at an exercise price of  $5.15 per share and have the same terms and conditions as the Warrants.

In addition, in February 2004 the Company, subject to completion of a loan agreement, secured a commitment from a bank for a $3,500,000 debt facility.

