Form 10QSB
period 2004-03-31
CITADEL SECURITY SOFTWARE INC
filed 2004-05-13
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2004
Common Stock, Par value $.01 per share	29,464,005

Transitional Small Business Disclosure Format Yes ☐   No ☒

CITADEL SECURITY SOFTWARE INC.
FORM 10-QSB
Quarterly Period Ended March 31, 2004

Part I - Financial Information

Item 1. Financial Statements

CITADEL SECURITY SOFTWARE INC.
BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)

Assets
Current Assets
Cash and cash equivalents	$13,973,407	$5,092,161
Accounts receivable - trade, less allowance of $103,066 and $78,500	4,019,718	1,699,154
Prepaid expenses and other current assets	441,412	214,655

Total current assets	18,434,537	7,005,970

Property and Equipment, net of accumulated depreciation of $1,316,683 and $1,213,427	1,144,039	635,748
Capitalized Software Development Costs, net of accumulated amortization of $3,335,104 and $3,145,138	2,830,460	2,075,169
Other Assets	38,445	17,243

Total Assets	$22,447,481	$9,734,130

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,535,831	$1,372,826
Accrued compensation and payroll taxes	1,001,055	768,445
Preferred stock dividend payable	102,439	-
Deferred revenue	2,890,081	2,805,195
Advances payable to related party	868	16,903

Total current liabilities	5,530,274	4,963,369

Commitments And Contingencies

Preferred Stock - $1,000 stated value, 1,000,000 shares authorized; 15,000 shares issued and outstanding	10,517,221	-
Common Stock - $0.01 par value; 50,000,000 shares authorized; 29,438,005 and 27,830,511 shares issued and outstanding	294,380	278,305
Additional Paid-In Capital	44,412,796	41,109,824
Accumulated Deficit	(38,307,190)	(36,617,368)

Total Stockholders' Equity	16,917,207	4,770,761

Total Liabilities And Stockholders' Equity	$22,447,481	$9,734,130

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2004	2003

Revenue
License fees	$1,819,835	$187,598
Customer support and services	502,280	86,332

Total revenue	2,322,115	273,930

Costs of revenue
Software amortization	189,966	46,446
Customer support and services costs	302,665	21,787
Shipping and other costs	4,865	567

Total costs of revenue	497,496	68,800

Operating expenses
Selling, general and administrative expense	2,941,464	1,285,645
Product development expense	390,165	65,705
Depreciation expense	103,256	38,044

Total operating expenses	3,434,885	1,389,394

Operating loss	(1,610,266)	(1,184,264)

Interest expense	(6,954)	(53,418)
Interest and other income	29,837	-

Loss before income taxes	(1,587,383)	(1,237,682)
Provision for income taxes	-	-

Net loss	(1,587,383)	(1,237,682)
Preferred stock dividends accrued	(102,439)	-
Accretion of beneficial conversion feature of preferred stock	(30,771)	-

Net loss to common shareholders	$(1,720,593)	$(1,237,682)

Weighted average common shares outstanding - basic and diluted	28,421,686	18,300,438

Net loss to common shareholders per share - basic and diluted	$(0.06)	$(0.07)

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2004	2003

Cash Flows From Operating Activities
Net loss	$(1,587,383)	$(1,237,682)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	293,222	84,489
Provision for returns, allowances and bad debts	24,566	1,702
Amortization of debt discount	-	35,083
Warrants issued for services	-	23,600
Changes in operating assets and liabilities
Accounts receivable	(2,345,130)	33,488
Prepaid expenses and other current assets	(226,757)	(71,027)
Other assets	(21,202)	-
Accounts payable and accrued expenses	163,005	127,370
Accrued compensation and payroll taxes	232,610	(141,970)
Deferred revenue	84,886	(11,356)

Net Cash Used By Operating Activities	(3,382,183)	(1,156,303)
Cash Flows From Investing Activities
Purchases of property and equipment	(611,547)	(56,176)
Capitalized software development costs	(945,257)	(486,266)
Payment received on note receivable	-	201,000

Net Cash Used In Investing Activities	(1,556,804)	(341,442)
Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	13,797,283	-
Net proceeds from issuance of common stock	-	2,397,467
Proceeds of notes and advances from related parties	-	141,445
Payments of notes and advances from related parties	(16,035)	(705,000)
Payments of notes payable	-	(225,000)
Proceeds from the exercise of stock options	38,985	-

Net Cash Provided By Financing Activities	13,820,233	1,608,912

Net increase in cash and cash equivalents	8,881,246	111,167
Cash and cash equivalents at the beginning of the period	5,092,161	12,829

Cash and cash equivalents at the end of the period	$13,973,407	$123,996

Noncash financing items:
Preferred stock dividend accrued	$102,439	$-

Beneficial conversion feature of convertible preferred stock	$984,649	$-

Accretion of beneficial conversion feature of convertible preferred stock	$30,771	$-

Fair value of warrants issued in connection with sale of preferred stock	$2,326,184	$-

Issuance of common stock through exercise of exchange right by officer	$15,000	$-

Exercise of stock options in exchange for note payable plus accrued interest due former director	$-	$276,000

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of Citadel Security Software Inc. ("Citadel" or the "Company"). Certain prior year amounts have been reclassified to conform with current year presentation. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2003 and 2002 included in the Company's Form 10-KSB on file with the Commission.

Description of Business

Citadel markets and licenses a line of security software solutions that address network security inside the firewall, a growing segment within the software industry. Citadel develops and markets full lifecycle vulnerability management software solutions including Hercules®, powered by automated vulnerability remediation (“AVR”) technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, and Unix platforms. SecurePC™ and NetOFF™ are security management solutions for networks and personal workstations which are designed to secure and manage personal computers as well as local area networks. The Company’s products enable enterprises to enforce security policies from a single point of control and to remediate the security vulnerabilities on networks that occur within operating systems and software applications or, due to access to unnecessary services, the existence of backdoors, unauthorized or weak user access rights or misconfigurations of systems. Patent applications have been filed for the Hercules AVR technology processes.

The Company’s security software business was formed in 1996 as a Delaware corporation and is headquartered in Dallas, Texas with an additional office in Reston, Virginia. On April 30, 2004 the Company’s stock moved from the OTCBB to the Nasdaq SmallCap Market and trades under the symbol “CDSS”. Citadel’s website can be found at www.citadel.com.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies comply with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received, delivery has occurred to the customer through electronic download or to a third party freight carrier if software media and documentation is shipped, and the collectibility of the invoiced amounts is probable. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract.

Deferred revenue at March 31, 2004 was approximately $2,900,000 and includes the deferral of approximately $1,400,000 of license fee revenue for which the license term had not begun at quarter-end and approximately $1,500,000 for the remaining terms of customer support services contracts in force at March 31, 2004. The Company's products are typically licensed separately and are not typically bundled with professional services, training or other products and services. Should additional products or services be grouped together as an offering, revenue would be allocated to the components based on vendor specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download the Company’s products from its secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $103,066 has been recorded at March 31, 2004. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2004 and December 31, 2003.

As a convenience to government customers, the Company’s products may be licensed through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles for the various government agencies. The Company’s contracts with these government contractors do not contain an explicit right of return, however, these government contractors may order products in advance of receiving the order from the government agency. When aware of these circumstances, the Company defers revenue recognition until the government contractor has received the authorization to deploy the products to the end user. At March 31, 2004 and December 31, 2003 the Company deferred revenue for an order of approximately $1.7 million from a systems integrator for a government agency because the licenses had not been deployed to the end user by the systems integrator at those dates.

The Company also offers its Hercules product to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use Hercules, to post sale customer support and to the vulnerability updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the quarters ended March 31, 2004 or 2003.

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

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the development projects, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities as well as independent product testing and certification labs. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at March 31, 2004 or December 31, 2003. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Three Months Ended March 31,
	2004	2003

Product development expense, net of capitalized software development costs	$390,165	$65,705
Software development costs capitalized	945,257	486,266
Software amortization expense	189,966	46,446

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per common share are identical because the numbers of shares assumed in the conversion of the preferred stock, options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share. The effect of stock options for 7,714,586 shares of common stock and 1,590,000 warrants outstanding at March 31, 2004 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the preferred stock into 3,000,000 shares of common stock has been determined to be antidilutive and excluded from the computation of loss per common share at March 31, 2004. At March 31, 2003 the effect of stock options for 5,897,000 shares of common stock and warrants for 1,933,125 shares of common stock have been excluded from the weighted average shares computation as they are antidilutive. For the quarters ended March 31, 2004 and 2003, the weighted average number of outstanding common shares was 28,421,686 and 18,300,438, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the quarters ended March 31, 2004 and 2003 the pro forma effect on net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2004	2003

Net loss attributable to common stockholders as reported	$(1,720,593)	$(1,237,682)
Add: Stock-based employee compensation expense included in reported net loss	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(441,653)	(204,621)

Pro forma net loss	$(2,162,246)	$(1,442,303)

Net loss per common share - basic and diluted
As reported	$(0.06)	$(0.07)

Pro forma	$(0.08)	$(0.08)

NOTE B - CONCENTRATION OF CREDIT RISK

At March 31, 2004, the Company had approximately $13,973,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral from them. At March 31, 2004 amounts due from two government systems integrators, $1,710,000 due from Merlin Technology Solutions, Inc. and $2,372,500 due from Synnex Information Technologies, Inc. compromised substantially all of the Company’s outstanding accounts receivable. Revenue associated with the accounts receivable due from Merlin Technology Solutions, Inc. was deferred because the licenses had not been deployed to the end user customer. Management believes that the account will ultimately be collected when the licenses are deployed to the end user customer. The amount due from Synnex Information Technologies, Inc. is current at March 31, 2004 and management believes that the account will ultimately be collected. Allowances for credit losses for accounts other than from these two customers are maintained at levels considered adequate by management.

NOTE C – ACCRUED COMPENSATION AND PAYROLL TAXES

Accrued compensation and payroll taxes at March 31, 2004 and December 31, 2003 are comprised of the following:

	March 31, 2004 (unaudited)	December 31, 2003

Accrued salaries and wages	$346,029	$188,263
Accrued commissions and incentive compensation	273,606	224,943
Accrued vacation pay	146,974	102,922
Accrued payroll taxes	234,446	252,317

Total accrued compensation and payroll taxes	$1,001,055	$768,445

NOTE D – PREFERRED STOCK ISSUANCE

On February 10, 2004 the Company completed a private placement of $15,000,000 in gross proceeds for the issuance of 15,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) and five-year warrants (“Warrants”) for 1.2 million shares of common stock. The Series A Preferred has a maturity of four years and is convertible into common stock of Citadel at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. The Series A Preferred have a liquidation preference in an amount equal to their stated value of $1,000 per share plus accrued and unpaid dividends.  Holders of the Series A Preferred have liquidation preference rights over common stockholders.  Citadel also has the right to automatically convert the Series A Preferred into common stock upon achieving certain milestones. On the maturity date, the Company shall, at its option, either (i) require that each share of the Series A Preferred then outstanding automatically convert into shares of common stock or (ii) pay to the holder thereof cash in the amount of the liquidation preference for each share of Series A Preferred then outstanding.  The Warrants have an exercise price of $5.15 per share. The preferred stock will pay dividends quarterly at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option if certain milestones are met. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in certain events.

Net proceeds received were approximately $13,797,000 after payment of placement fees of $1,125,000 as well as legal, accounting and filing fees of approximately $78,000. In addition to the placement fees, the placement agents for the transaction received warrants to purchase 225,000 shares of common stock at an exercise price of $5.15 per share, a premium to the market price at the commitment date, and have the same terms and conditions as the Warrants. Using the Black-Scholes pricing model the fair value of the Series A Preferred, the Warrants and the placement agents warrants were estimated at approximately $11,471,000, $1,915,000 and $411,000, respectively, with the fair value of all of the warrants recorded as a credit to additional paid in capital. In addition, the fair value computation of the Series A Preferred determined that there was an effective beneficial conversion feature of approximately $985,000. The beneficial conversion feature is accreted to additional paid in capital over the term of the Series A Preferred.

NOTE E - EXCHANGE RIGHT

In February 2004, the Company’s CEO exercised an exchange right and the Company issued 1,500,000 shares of common stock to the CEO. The exchange right was issued to the CEO in June 2001 in connection with the CEO funding and granting a guarantee of participation by CT Holdings, the Company's former parent, in a bank bridge loan of an affiliate of CT Holdings. The exchange right permitted the CEO to exchange up to 5,000,000 (pre 1:1000 reverse split) shares of the affiliate into up to 6,000,000 shares of CT Holdings common stock including the right to any dividends resulting in a commitment by Citadel upon exercise of the exchange right to issue up to 1,500,000 shares of Citadel common stock. The exercise of this exchange right was conditional upon compliance with first refusal and co-sale rights by the affiliated company and its majority shareholder. The Company has accounted for this issuance as an increase of $15,000 to the par value of common stock and recording an offsetting reduction to additional paid capital.

NOTE F- SUBSEQUENT EVENTS

In April 2004, the Company completed a loan agreement, securing credit lines amounting to $3,500,000. Of this amount, $750,000 is a revolving line of credit. Any borrowings will be secured by the eligible accounts receivable of the Company. Interest will accrue at a rate of 1.5% above the bank’s prime lending rate which was 4% at March 31, 2004. The remaining $2,750,000 credit line is available in two tranches to fund capital equipment expenditures through December 31, 2004. Any borrowings will be secured by the equipment and are payable over thirty-six months. Interest will accrue at 1.75% above the bank’s prime lending rate. The Company is required to maintain its cash balances at the bank and is subject to meeting certain covenants, including the prior closing of the Series A Preferred offering and the maintenance of certain operating ratios. In May 2004, the Company drew down approximately $604,000 from the equipment lines of credit.

The bank also received warrants to purchase 9,881 shares of common stock.  The warrants have a seven year term and an exercise price of $5.06 per share.  The fair value of the warrants of $45,838 will be amortized to interest expense over the thirty-six month term of the lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements and related notes for the year ended December 31, 2003. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Risk Factors and Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OUR BUSINESS

Our security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a standalone public company. We develop and market full lifecycle vulnerability management software solutions powered by automated vulnerability remediation (“AVR”) technology which allows enterprises to neutralize security vulnerabilities. Our patent-pending, Hercules® AVR technology, is Common Criteria EAL 3 certified, and provides users with full control over the automated remediation process. Hercules enables efficient aggregation, prioritization and resolution of vulnerabilities detected by industry-standard vulnerability assessment tools. We also offer SecurePC™ and NetOFF™ products which enable companies to enforce security policies from a single point of control. Our headquarters is located in Dallas, Texas, and we have an office in Reston, Virginia to service our federal government customers. In addition, we have a field sales organization located throughout the United States. Our website can be found at www.citadel.com.

We develop and market computer security and privacy software for one of the fastest growing software segments – “inside the firewall.” Our computer software products include security and management solutions for networks and personal workstations which are designed to secure and manage personal computers (PCs) and local area networks (LANs). Our products enable companies to remediate the security vulnerabilities on their networks that occur in software applications, unauthorized or weak access rights and misconfigurations of systems. In some cases security vulnerabilities are the result of leaving unnecessary services turned on or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker.

With our products, companies are able to more efficiently manage their computing environments and enforce security policies from a single point of control across Windows, Linux, and Unix platforms. Our products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. In addition, our solutions enable organizations to ensure the confidentiality of information, reduce the time and costs associated with the inefficient manual remediation process, and facilitate compliance with organizational security policies and government mandates such as FISMA, HIPAA and Gramm-Leach-Bliley legislation.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2004
AS COMPARED WITH THE QUARTER ENDED MARCH 31, 2003

OPERATIONAL HIGHLIGHTS

Key highlights for the quarter ended March 31, 2004 include:

●
In February 2004, we raised $15 million of cash through the issuance of 15,000 shares of preferred stock and warrants for 1.2 million shares of common stock as well as 225,000 warrants issued to the placement agents.

●	Hercules was certified under Common Criteria EAL 3 in March 2004.

●	The Department of Veterans Affairs expanded their license for Hercules to cover 500,000 devices in their networks.

●	Revenue for the quarter ended March 31, 2004 was $2.3 million, up over 700% from the quarter ended March 31, 2003.

●
We have 110 employees at March 31, 2004, up from 74 at December 31, 2003 as a result of executing our hiring plan to expand the nationwide presence of our enterprise sales team, including the opening of an office in the Washington, DC metropolitan area and additions to our development and security teams.

●
In February 2004 we received a commitment from a bank for $3.5 million of credit lines and completed the loan agreement in April 2004. The credit facilities will be used primarily to fund capital expenditures for the remainder of 2004 at rates lower than traditional equipment leasing alternatives.

REVENUE

The components of revenue for the quarters ended March 31, 2004 and 2003 are as follows.

	Quarter Ended March 31,		Increase (Decrease)

	2004	2003	Amount	Percent

Revenue from:
License fees
Hercules	$1,825,000	$117,798	$1,707,202	1449%
SecurePC	7,118	52,603	(45,485)	(86%)
NetOFF	-	17,197	(17,197)	(100%)
Provision for returns
and allowances	(12,283)	-	(12,283)	100%

	1,819,835	187,598	1,632,237	870%
Customer support services	466,224	77,606	388,618	501%
Other services	36,056	8,726	27,330	313%

Total revenue	$2,322,115	$273,930	$2,048,185	748%

Orders for software licenses, customer support services contracts, and training services received during the first quarter of 2004 amounted to approximately $2.4 million. After applying revenue recognition criteria, total revenue net of provision for product returns, for the quarter ended March 31, 2004 was $2,322,115,versus $273,930 for the quarter ended March 31, 2003, an increase of $2,048,185 or 748%. The increase in total revenue was primarily the result of a follow on order of approximately $2.4 million for expansion of the Hercules enterprise site license and customer support services at the Department of Veteran Affairs (“VA”) to cover the VA organizations worldwide.

The increase in Hercules license fee revenue is directly attributable to the VA site license expansion. Revenue from the license fees for Secure PC and NetOFF declined during the first quarter ended March 31, 2004 versus 2003 primarily due to the strategic shift of the marketing and sales focus of our business to the vulnerability life cycle management market including automated vulnerability remediation. SecurePC and NetOFF will be marketed as adjunct products to Hercules in 2004 as additional products with Hercules or as leading or follow on orders to Hercules. All capitalized software costs associated with these products have been fully amortized in periods prior to the quarter ended March 31, 2004.  Future development costs of minor enhancements and software updates to Secure PC and NetOFF will be expensed.

License fee revenue in the foreseeable future is expected to come primarily from our automated vulnerability remediation product, Hercules, licensed to Fortune 500 companies and large government agencies, with large and geographically diverse computer networks. As a result, the average dollar volume size of individual orders is expected to increase, the sales cycle to these large enterprise customers will generally be longer for Hercules than for shrink wrap commodity software products and as a result, quarterly revenue may be less predictable due to the size and timing of receipt of the orders. Compared with other companies in our industry of larger size, the fluctuations in our revenue and resulting net income or loss may be more volatile from quarter to quarter.

We require all customers to enter into a separate customer support services contract when licensing our products. These contracts are generally for a term of 12 months beginning on the date the product is shipped and are renewable annually. Customer support may be contracted under two levels of service; standard service or premium 24 hour support services. Standard customer support services are priced at 20% of the license fee and premium support services are priced at 30% of the license fee. In addition to standard and premium support services, under the customer support services contract Hercules customers receive access to the Hercules remedies, available via the Hercules update service known as V-Flash. To meet this contractual obligation we have security engineers that write new remedies that address the latest vulnerabilities identified by various sources of new security vulnerabilities, including Carnegie Mellon University’s CERT/CC®. The security engineers also maintain and update the V-Flash database with the new remedies they write. The database currently holds in excess of 16,000 remedies. Customers are encouraged to update their remedy database frequently by performing the update actions within Hercules which acquires the newest remedies from the V-Flash database via the Internet. Accessing updates from the database frequently is required for systems to remain secure from newly identified vulnerabilities. Revenue recognized from customer support services contracts recognized ratably over the length of the contract, generally 12 months, amounted to $466,224 and $77,606 for the quarters ended March 31, 2004 and 2003, respectively. The increase of $388,618 or 501% is primarily due to the increase in the delivery of customer support services related to Hercules.

Other services revenue for the quarter ended March 31, 2004 includes training revenue of approximately $36,000. Other services revenue in the quarter ended March 31, 2003 includes approximately $8,000 of custom development services performed for a customer in the first quarter of 2003. Training revenue is expected to grow in the future as we build a training department and formalize our training programs around Hercules and the best practices for lifecycle vulnerability management. We do not anticipate that custom development services will become a material portion of services revenue in the foreseeable future.

The provision for product returns and allowances for the quarter ended March 31, 2004 was $12,283 bringing the total allowance for returns, allowances and bad debts at March 31, 2004 to $103,066. The provision for returns and allowances is estimated based upon historical trends and the increase in the average invoice size. We have not experienced any material returns, price adjustments or bad debt write-offs and we do not expect these to occur due to our product quality, however, there can be no assurance that returns will not exceed the allowance.

We focus our licensing efforts on market segments including government, healthcare, financial institutions and corporations in all other market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services ("GLB"), Federal Information Security Management Act ("FISMA"), the Sarbanes Oxley Act of 2002 for publicly traded companies, and Presidential Decision Directive 63 ("PDD-63") for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the quarters ended March 31, 2004 and 2003 was as follows:

	Quarter Ended March 31,
	2004	2003

Healthcare	1%	20%
Education	-	26%
Financial services	1%	1%
Government	97%	30%
All other, primarily corporations	1%	23%

Revenue from customers representing 10% or more of total revenue during the quarters ended March 31, 2004 and 2003, respectively, was as follows:

	Quarter Ended March 31,
	2004	2003

Department of Veteran Affairs	97%	-
Gold Banc	-	22%

Although the customers listed above represent a large portion of the quarterly revenue we do not expect to rely upon any one customer, group of customers or industry segment as a single source of recurring revenue. We foresee that revenue from the licensing of Hercules will be derived from large enterprises consisting of Fortune 500 companies and large government agencies. Therefore any one customer, or groups of customers, in the same industry segment could be a material component of revenue in any future quarter or year. There can be no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary dramatically from period to period.

COSTS OF REVENUE

The components of costs of revenue for the years ended March 31, 2004 and 2003 are as follows:

	Quarter Ended March 31,		Increase (Decrease)

	2004	2003	Amount	Percent

Costs of revenue
Software amortization	$189,966	$46,446	$143,520	309%
Customer support and services	302,665	21,787	280,878	1289%
Shipping, and other costs	4,865	567	4,298	758%

Total costs of revenue	$497,496	$68,800	$428,696	623%

Software Amortization

Software amortization begins at the time a new product or new version of the product is released for licensing. Software amortization increased $143,520, or 309%, in the quarter ended March 31, 2004 versus the quarter ended March 31, 2003 due to higher average balances of amortizable capitalized software development costs related to new Hercules versions released since March 31, 2003. As we employ and assign more development engineers and quality assurance personnel to the software projects, we expect the amount of capitalized software development costs will increase and that software amortization will increase as the new projects are released for commercial availability. At March 31, 2004 approximately $1.2 million of total capitalized software development cost related to our next release of Hercules was not yet amortizable and is expected to begin amortization by the end of the second quarter of 2004.

Our product development road map for 2004 includes the development of new products, features and functionality of our existing products, including versions of Hercules that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. In addition, we are anticipating submitting the next release of Hercules to the EAL4 level of Common Criteria certification in 2004. These factors are expected to increase the amount of capitalized software development costs and when completed, will increase the software amortization expense. In addition, software amortization will vary from period to period according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at March 31, 2004 of $2,862,038 indicated that the unamortized capitalized software balances at March 31, 2004 did not exceed net realizable value. Accordingly, no write-down was required during the quarter ended March 31, 2004. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Customer Support And Other Services

Under our post sale customer support services agreements, customers receive the right to telephone support as well as the right to software point releases and software updates on a when and if available basis. In addition to these services, Hercules customers receive updates to the vulnerability remedies via Internet access to our V-Flash remediation signature database. The costs associated with these contractual customer support obligations are classified as costs of revenue.

The costs of customer support and other services for the quarters ended March 31, 2004 and 2003 of $302,665 and $21,787 respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability remedies and manage the remedy database. The increase in the customer support and other services costs of $280,878 or 1289% in the quarter ended March 31, 2004 over the quarter ended March 31, 2003 is directly attributable to the increase in personnel performing these functions.

At March 31, 2004, we had 3 full time personnel assigned to the post contract customer support organization versus 1 full time employee assigned to customer support at March 31, 2003. In addition, at March 31, 2004, we employed 16 security engineers versus 6 security engineers at March 31, 2003.

In addition to standard and premium support services, under customer support services contracts, Hercules customers receive access to the Hercules remedies, available via the Hercules update service known as V-Flash. To meet this contractual obligation, we employ a team security engineers to write new remedies that address the latest vulnerabilities identified by various sources of new security vulnerabilities, including Carnegie Mellon University’s CERT/CC®, scanning partners and security internet forums. As exploits and vulnerabilities are discovered, the security engineers quickly respond to the new threats by writing remedies to counteract the newly discovered vulnerabilities. The security engineers also maintain and update the V-Flash database with the new remedies they write. The database currently holds in excess of 16,000 remedies. Customers are encouraged to update their local VFlash database frequently by performing the update actions within Hercules which access the V-Flash database via the Internet.

Included in the customer support and other services cost for the first quarter of 2004 is approximately $20,000 for the costs associated with training revenue. Training costs are expected to increase in the foreseeable future as we expand our training offerings and add personnel to support the training of our customers about vulnerability management best practices and the use of Hercules.

Shipping And Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules and third party royalties for technology embedded in Hercules. Shipping and other costs for the quarters ended March 31, 2004 and 2003 were $4,865 and $567, respectively. We encourage our customers to download their licensed software programs and related documentation directly from our website. Once a customer has been qualified by a sales representative the customer may be directed to a secure website to download a limited use, evaluation copy of Hercules prior to the customer committing to license the product. The evaluation copy is a full featured, fully functional version of the software that will time out after the evaluation period. Once the customer issues a purchase order for the license, a permanent license key is provided for the quantity of licenses requested and the time frame for use of the license. This delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. We expect that shipping and media preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative (“SG&A”) expenses of $2,941,464 and $1,285,645 for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $1,655,819, or 129%. The increase in SG&A expense, as more fully described below, is primarily due to the increase in the number of employees hired during the first quarter of 2004 over the first quarter of 2003. Our 2004 plan calls for the build up of the business infrastructure required to execute the operating plan surrounding the marketing and licensing of our vulnerability management product, Hercules. At March 31, 2004, we employed 43 professionals in sales, business development, pre-sales engineering and marketing, including 18 quota carrying sales representatives focused on the commercial market, including 3 regional sales managers. Located in our Reston, Virginia office is our federal government team consisting of the public sector manager, 2 quota carrying sales executives and 5 marketing, business development and support personnel. In addition, there are 9 sales engineers at March 31, 2004 supporting both the commercial and federal government sales organizations. Marketing at March 31, 2004 employed 6 professionals and 14 people were employed in information technology, finance and administration as well as our CEO and CFO. At March 31, 2003 we employed 20 professionals in sales, marketing and business development, and 7 people in finance, administration and general management including our CEO and CFO.

Our sales function is organized into four sales regions including the east, west and central states as well as a sales office in Washington, DC to sell to the federal government. We have hired and are continuing to hire sales and marketing professionals within the regions to achieve our 2004 sales goals of licensing Hercules in Fortune 500 companies and large federal government agencies. By mid-2004 we expect to hire up to 30 quota carrying sales executives, including the regional sales managers and expect the total sales and marketing organizations to consist of approximately 64 professionals, including in addition to the sales executives, 14 sales engineers, 3 business development managers and 9 marketing professionals. We believe that this organization will allow us to achieve our revenue targets for the remainder of 2004 and into 2005, although there can be no assurance that we will be successful with this organization in achieving those goals.

The increase in SG&A expense of approximately $1,656,000 is primarily attributable to increases in salaries, employer payroll taxes and employee benefits of approximately $603,000, travel expenses of approximately $76,000, recruiting fees of approximately $258,000. Commissions and other incentive compensation increased on a higher level of revenue by approximately $362,000 in the first quarter of 2004 over the first quarter of 2003 due to the increase in revenue. The costs and expenses related to advertising, tradeshows, promotions and marketing collaterals increased approximately $101,000 in the first quarter of 2004 versus the first quarter of 2003. Approximately $241,000 of the total increase relates to increases in professional fees associated with trade analyst firms, media relations, investor relations as well as routine legal and accounting fees. The remaining increase in SG&A expense of approximately $15,000 is primarily due to the general increase in telephone, office supplies and other similar overhead expenses associated with the increase in the number of personnel.

We expect SG&A expenses will increase quarter to quarter in 2004 until we are fully staffed in sales and marketing by mid 2004. We expect to add more employees focused in sales, marketing, and business development activities. By mid 2004 we expect to have increased the number of quota carrying sales representatives from 20 to 30 along with having added more sales engineers, strategic business development managers, marketing professionals and personnel to our recently announced professional services organization. By mid 2004 we expect to be fully staffed in all departments with 150 to 160 employees, with 81 representing the functions included in SG&A, to meet our operating plan goals for 2004 and into 2005. We expect that our strategy to build infrastructure ahead of revenue will cause expense to increase faster than revenue for a period of up to six months or until such time as these new sales executives begin to meet their territory revenue goals.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense.

During the quarter ended March 31, 2004, we incurred product development expenses of $390,165 net of $945,257 of capitalized software development costs. During the quarter ended March 31, 2003, we incurred $65,705 of product development expense which is net of $486,266 of capitalized software development costs. The increase in development expense is primarily due to the increase in the number software development engineers as well as the costs of contract development projects and the Common Criteria certification testing. At March 31, 2004, we employed 34 software development and quality assurance engineers versus 20 software development and quality assurance engineers at March 31, 2003.

The capitalization rate is the percentage of capitalized costs to total gross product development costs for the period. The capitalization rate was 71% in the first quarter of 2004 versus 88% in the first quarter of 2003. The decrease in the capitalization rate is primarily due to higher balances of costs that cannot be capitalized such as recruiting fees as well legal and patent application fees.

Capitalized software development costs and product development expense are expected to increase in each of the quarters of 2004 as we develop and release new products and new versions of our products. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. Our plan calls for growing the number of software and quality assurance engineers from 34 to 49 personnel by mid 2004 therefore product development expense and capitalized costs are expected to increase in the foreseeable future.

DEPRECIATION EXPENSE

Depreciation expense for the quarters ended March 31, 2004 and 2003 was $103,256 and $38,044, respectively. The quarter over quarter increase of $65,212 or 171% is attributable to higher average depreciable balances of property, equipment and leasehold improvements at March 31, 2004 versus March 31, 2003. Since March 31, 2003 we have added approximately $967,000 of fixed assets with approximately $612,000 added in the first quarter of 2004. As a result of these capital expenditures plus planned capital expenditures we expect depreciation to increase until the growth in infrastructure and personnel is completed.

INTEREST EXPENSE

Interest expense, including banking fees and charges, was $6,954 for the quarter ended March 31, 2004 versus $53,418 for the quarter ended March 31, 2003. The decrease of $46,464, or 87%, is the direct result of no borrowings outstanding during the first quarter of 2004 versus the first quarter of 2003. To fund capital expenditures required for our infrastructure growth during 2004 we have secured lines of credit from a bank of approximately $3.5 million. Interest on amounts drawn down on these lines of credit is at rates ranging from 1.5 to 1.75 percent above the bank’s prime lending rate. Borrowings are payable to the bank over the 36 month term of the lines of credit. Subsequent to March 31, 2004 we drew down approximately $605,000 against the credit lines and together with the financing of planned capital expenditures we expect that interest expense will increase in future quarters.

INTEREST AND OTHER INCOME

In February 2004, we received net cash proceeds of approximately $13.8 million in return for issuing 15,000 shares of Series A Convertible Preferred Stock with warrants for 1.2 million shares of common stock. Cash in excess of funds required for operating expenses was invested in interest bearing short term investments resulting in the recognition of $26,920 of interest income during the quarter ended March 31, 2003. We recognized no interest income during the quarter ended March 31, 2003. Other income was $2,917 for the quarter ended March 31, 2004.

PREFERRED DIVIDENDS AND ACCRETION OF BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

The statement of operations presents preferred dividends accrued and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Preferred Stock”) as an increase to the net loss so as to arrive at net loss to common shareholders and accordingly are discussed below.

The Preferred Stock accrues dividends at a rate of 5% if paid in cash or 6% if paid in shares of our common stock. The dividends are payable on April 1, July 1, October 1 and January 1 of each year. At March 31, 2004 we had accrued $102,439 of dividends which were paid in cash on April 1, 2004. The Preferred Stock was issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Preferred Stock and the warrants were computed and as a result it was determined that the relative fair value of the beneficial conversion feature of the Preferred Stock was approximately $985,000 and approximately $20,500 of this value is accreted monthly over the four year term of the Preferred Stock. Approximately $30,800 was recognized from the issue date of the Preferred Stock through March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 we have cash and cash equivalents of approximately $13,973,000, a net working capital position of approximately $12,904,000 and stockholders equity of approximately $16,917,000. On February 10, 2004, in return for gross proceeds of $15,000,000, we issued 15,000 shares of the Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The proceeds from the Preferred Stock financing will be used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to implement our new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the life cycle vulnerability management market.

In addition to the issuance of the preferred stock, in April 2004 we secured approximately $3,500,000 in lines of credit of which $2,750,000 may be used to fund the acquisition of equipment, software and other fixed assets required to support the growth in business. In May 2004 we borrowed approximately $605,000 against the lines of credit.

Cash Used in Operating Activities

The net cash used in operating activities was $3,382,183 for the quarter ended March 31, 2004. The net loss of $1,587,383 was adjusted for non cash charges of $317,788 and changes in operating assets and liabilities of $2,112,588. Non-cash charges include depreciation and amortization of $293,222 and provision for returns, allowances and bad debts of $24,566. Operating assets increased $2,571,887 primarily due to a $2,345,130 increase in receivables on higher revenue during the quarter ended March 31, 2004 and increases in prepaid expenses and other assets related to insurance renewals, software maintenance costs for internally used applications, deposits and prepaid marketing costs. This increase was partially offset by increases in operating liabilities of $395,615 due to increases in accounts payable, accrued compensation and payroll taxes related to the higher spending activity of a larger employee population.

The remaining change in operating liabilities relates to the deferred revenue increase of $84,886 primarily due to a higher number of post sales customer support contracts in force at March 31, 2004 versus December 31, 2003. Total deferred revenue at March 31, 2004 was $2,890,081, of which approximately $1.4 million relates to deferred license fees and approximately $1.5 million relates to customer support services deferred revenue. This compares to deferred revenue of $2,805,195 at December 31, 2003 of which approximately $1.4 million relates to deferred license fees and approximately $1.4 million relates to customer support services deferred revenue. The increase in total deferred revenue is directly attributable to the licensing of Hercules and the related deferral of customer support services revenue over the term of the customer support agreement, generally 12 months.

At December 31, 2003 we deferred revenue from an order for Hercules of approximately $1.7 million from a systems integrator for a government agency because the software licenses had not been deployed by the systems integrator. Approximately $1.4 million of license fee revenue and approximately $300 thousand of customer support services revenue remained in deferred revenue at March 31, 2004. We have been assisting the systems integrator in the sales process to the end user customer and expect that these licenses may ultimately be deployed in the second quarter of 2004 but no assurances can be made that this timing will be met. Furthermore we expect that operating assets and liabilities will continue to increase as revenue increases and as we grow the investment in people and infrastructure assets

The net cash used in operating activities of $1,156,303 for the three months ended March 31, 2003 is principally a result of the net loss of $1,237,682 and a decrease in cash resulting from a net change in operating assets and liabilities of $63,495 offset by net non-cash charges of $144,874 primarily consisting of $84,489 of depreciation and amortization, a non-cash charge of $23,600 representing the fair value of stock warrants issued in lieu of cash for services, and $35,083 of debt discount amortization.

Cash Used in Investing Activities

Cash flows used in investing activities during the quarter ended March 31, 2004 were $1,556,804, representing $611,547 for purchases of computer equipment and software licenses for newly hired employees and improvements to our information technology infrastructure plus $945,257 of additions to capitalized software development costs related to the product development costs.

At March 31, 2004 we had open purchase orders for equipment and software of approximately $90,000. As discussed above, in April 2004 we secured bank lines of credit for $3,500,000 to fund the increase in capital expenditures planned in 2004. In May 2004 we drew down $605,000 of the available lines of credit to fund capital equipment acquired during the 90 days preceding the approval of the credit by the bank.

Cash flows used by investing activities during the quarter ended March 31, 2003 were $341,442, representing $56,176 purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and $486,266 of additions to capitalized software development costs related to the product development costs. In addition, we received $201,000 from the payment of a note receivable.

As noted previously expenditures for computer equipment and our information technology infrastructure will likely increase in future periods as we add personnel and continue to execute our business plan. During 2004 we will expend cash on the expansion of our test facilities and the establishment of sales offices throughout the United States. An office in the Washington, DC area was opened during the first quarter of 2004. In addition, our development plans include new product releases and new features and functionality additions to existing products therefore it is likely that there will be an increase in the amount of capitalized software development costs in future periods.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the quarter ended March 31, 2004 were $13,820,233. This increase is primarily due to the preferred stock transaction. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 and legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) with warrants to purchase 1,200,000 shares of common stock. In addition to the issuance of preferred stock we received $38,985 from the exercise of stock options and repaid $16,035 of advances made to the Company by our CEO.

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

As a result of the aforementioned factors, cash and cash equivalents increased $8,881,246 during the quarter ended March 31, 2004, versus an increase of $111,167 for the quarter ended March 31, 2003.

LIQUIDITY

We have substantially improved our liquidity position since the quarter ending March 31, 2003 through the execution of our operating strategy for the growth in the licensing of Hercules, as well as our financing activities.  We believe that the preferred stock financing, credit facilities provided by the bank, our existing cash balances and cash equivalents, and cash provided by operating activities during 2004 will be sufficient to meet our cash requirements for the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We make no assurances that additional equity or debt financing will be available or on terms on acceptable terms to us. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and any credit facilities we may arrange.

CONTRACTUAL OBLIGATIONS

At March 31, 2004 we have no notes payable, long term debt obligations or long term capital purchase commitments.

As discussed above, at March 31, 2004 we had open purchase orders for equipment and software of approximately $90,000. In April 2004 we secured bank credits for a $750,000 revolving loan secured by accounts receivables and two lines of credit for $2,750,000 to fund the increase in capital expenditures planned in 2004. In May 2004 we drew down $605,000 of the available lines of credit to fund capital equipment acquired during the 90 days preceding the approval of the credit by the bank. Borrowings against these credit lines are payable to the bank over 36 months, the first six months of which are interest only payments.

As at December 31, 2003 we continue to lease office space under a noncancelable operating lease which was personally guaranteed by our CEO. On May 1, 2004 we entered into a lease for approximately 6,300 square feet of office space located in Reston, Virginia with a monthly base rent of approximately $12,000 per month. In addition, at March 31, 2004 we have a liability of approximately $137,000 for computer equipment, with monthly payment terms. The legal settlement obligation at December 31, 2003 of approximately $93,000 which is satisfied by monthly payments of approximately $8,000, has been reduced to approximately $69,000 at March 31, 2004.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2002. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have substantially improved our liquidity position through our operating strategy for the growth in the licensing of Hercules, the financing activities during 2003 which provided net cash flows of $7.9 million and the preferred stock offering completed on February 10, 2004 which provided net proceeds of approximately $13.8 million. At March 31, 2004 we have cash and cash equivalents of approximately $13.9 million, a net working capital position of approximately $12.9 million and stockholders equity of approximately $16.9 million. In April 2004, we secured a revolving credit line from a bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The proceeds from the financing and the credit facilities will be used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to take advantage of the new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the vulnerability management market.

We believe that the preferred stock financing, credit facilities provided by the bank and our existing cash balances and cash equivalents will be sufficient to meet our cash requirements for the next twelve months. However, we have had a history of operating losses, including a net loss in the first quarter of 2004 of approximately $1.6 million, and if the operating losses continue we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and any credit facilities we may arrange.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT, AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS.

Although economic conditions appear favorable, the advent of adverse economic conditions worldwide could contribute to a material slowdown in the software business and may adversely impact our business, resulting in:

●	Reduced demand for our products as a result of a decrease in technology spending by our customers and potential customers;
●	Increased price competition for our products; and
●	Higher overhead costs as a percentage of revenues.

In addition, terrorist and military actions may continue to put pressure on economic conditions. If the economic and market conditions in the United States deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

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

Citadel has granted options to purchase Citadel shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase 7,714,586 shares of common stock and warrants to purchase 1,590,000 shares of common stock were outstanding as of March 31, 2004. In addition the preferred stock outstanding at March 31, 2004 is convertible into 3,000,000 shares of common stock. The issuance of Citadel shares upon the exercise of these options and warrants and the conversion of the preferred stock may result in dilution to the Citadel stockholders.

OUR SERIES A CONVERTIBLE PREFERRED STOCK AND DEBT FACILITIES MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued shares of Series A Convertible Preferred Stock (the "Series A Preferred"), the terms of which may have a material adverse effect on the Company and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Series A Preferred in certain circumstances, including Citadel's failure to file a registration statement covering the resale of the shares of common stock into which the Series A Preferred is convertible, Citadel's failure to deliver shares of common stock to the holder of the Series A Preferred in connection with the conversion of the shares of Series A Preferred, and a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Series A Preferred (other than the Comerica Bank credit facilities) while the Series A Preferred is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business. The loan from Comerica requires Citadel to grant a security interest in all of its assets, including intellectual property, to Comerica Bank, and in the event of a default by Citadel under the Comerica loan documents, Comerica could foreclose on the loans and acquire all of our assets. The loan also provides that the indebtedness would have priority on any liquidation over the shares of our common stock, and would limit our ability to pay dividends on our common stock. These terms and conditions could have a material adverse effect on Citadel and its financial condition and results of operations.

CITADEL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY.

Citadel has a limited operating history as an independent public company and has relied solely upon the security software business and limited access to capital markets to fund its business operations. The security software business has operated at a loss in the past and while it is executing its business plan to achieve profitability and consistent cash inflows there can be no assurance that such losses will not continue or increase and that consistent cash inflows will be realized.

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

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS.

We currently distribute our products over the Internet, among other channels. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR REVENUE.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns and bad debts of $103,066 has been recorded at March 31, 2004. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2004 or December 31, 2003. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

OUR INCREASED USE OF ENTERPRISE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS.

We are increasingly emphasizing licenses to corporations and government agencies through volume licensing agreements. These licensing arrangements tend to involve a longer sales cycle than other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate segment to take advantage of this growth.

THE RESULTS OF OUR PRODUCT DEVELOPMENT EFFORTS ARE UNCERTAIN.

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

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE REVENUE AND WHICH MAY CAUSE US TO MISS ANALYSTS’ ESTIMATES AND RESULT IN OUR STOCK PRICE DECLINING.

Revenue in the foreseeable future is expected to come primarily from our automated vulnerability remediation product, Hercules, licensed to Fortune 500 companies and large government agencies, with large and geographically diverse computer networks. As a result, the average dollar volume size of individual orders is expected to increase. The sales cycle to these large enterprise customers and the order size anticipated will generally be longer for Hercules than for shrink wrap commodity software products and as a result, quarterly revenue may be less predictable due to the size and timing of receipt of the orders. Compared with other companies in our industry of larger size, the fluctuations in our revenue and resulting net income or loss may be more volatile from quarter to quarter.

Product development costs expenses are expected to increase in the future as we develop new products and new version releases of our existing products. Product development expense and the software development cost capitalization rate historically have fluctuated from period to period, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. A delay in the release of any product, feature or functionality could delay revenue, lengthen the sales cycle and result in a material adverse effect to the results of operations.

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

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense and the cost of hiring new employees in a highly competitive environment is expensive. To accomplish this, we believe that we must provide personnel with competitive compensation packages, more costly health and insurance benefits and stock options which may require ongoing stockholder approval.

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

WE RELY ON OUTSIDE RESEARCH ORGANIZATIONS AND SCANNING VENDORS.

With respect to security vulnerability research, we monitor various security intelligence web sites, IRC channels and alerts from our scanning partners from new vulnerabilities and exploits and we have contracted with third parties to provide updated vulnerability research data in addition to our own research efforts. Our own research team uses publicly available research to find information on vulnerabilities and their attributes. There can be no assurance that these third parties or the publicly available sites will continue to operate as a going concern and that the data they provide will be delivered without interruption. We have established business relationships with scanning vendors. Hercules is interoperable with their scanning tools and although not required for Hercules to remediate vulnerabilities, Hercules imports the scan data results from those scanning tools to perform remediations. The termination of one or more of the scanning vendor relationships with us could have a material adverse effect on the results of operations.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

We have been subject to substantial fluctuations in quarterly revenue and operating results, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

●	the timing and volume of customer orders, customer cancellations, and reductions in orders by our partners;
●	the timing and amount of our expenses;
●	the introduction of competitive products by existing or new competitors;
●	reduced demand for any given product;
●	seasonality in the end-of-period buying patterns of foreign and domestic software markets; and
●	the market's transition between operating systems.

Due to these factors, forecasts may not be achieved, either because expected revenue does not occur or because it occurs at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results of operations could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED.

We have only recently assembled our management team. Some members of our management team have worked with each other in the past, although we cannot assess at this time the effectiveness of their working relationships and may be required to make changes in the management team to achieve our objectives.

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

We have applied for patents and copyrights but we do not yet have any patents or currently registered copyrights on any of our proprietary technology that we believe to be material to our future success. Although we have filed a currently pending utility patent application in the United States and a related currently pending Patent Cooperation Treaty patent application with respect to some of our business applications and intellectual property rights related to our Hercules software, we have been issued no patents and we cannot assure you that any will be issued from our provisional patent application. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

In licensing of our products, we have in the past relied primarily on shrink wrap licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States.

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

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding our proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION FROM TIME-TO-TIME IN THE ORDINARY COURSE OF BUSINESS, AND MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

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

In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. While we are not aware of any basis for such claims and are not currently party to any material lawsuits, any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

●	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;
●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
●	redesign our products, which would be costly and time-consuming.

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

CT Holdings, Citadel's former parent, is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the pro rata distribution of Citadel common stock to CT Holdings stockholders ("Distribution"), CT Holdings or Citadel (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. Citadel believes that at the time of the Distribution, the spinoff would not have given rise to any such claims.

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

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL LIABILITY.

In May 2002 Citadel was spun out of CT Holdings in a pro rata tax free distribution to shareholders. CT Holdings and Citadel intend for the Distribution to be tax-free for U.S. federal income tax purposes. Neither CT Holdings nor Citadel has requested an advance ruling from the Internal Revenue Service, or any opinion of their tax advisors, as to the tax consequences of the Distribution. No assurance can be given that the Internal Revenue Service or the courts will agree that the Distribution is tax-free.

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

None

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 10, 2004 the Company completed a private placement of $15,000,000 million for the issuance of 15,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) and five-year warrants (“Warrants”) for 1.2 million shares of common stock. The Series A Preferred has a maturity of four years and is convertible into common stock of Citadel at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. Citadel also has the right to automatically convert the Series A Preferred into common stock upon achieving certain milestones. The Warrants have an exercise price of $5.15 per share. The preferred stock will pay dividends quarterly at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option if certain milestones are met. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in certain events.

Net proceeds received were approximately $13,797,000 after payment of placement fees of $1,125,000 as well as legal, accounting and filing fees of approximately $78,000. In addition to the placement fees, the placement agents for the transaction received warrants to purchase 225,000 shares of common stock at an exercise price of $5.15 per share, a premium to the market price at the commitment date, and have the same terms and conditions as the Warrants. Using the Black-Scholes pricing model the fair value of the Series A Preferred, the Warrants and the placement agents warrants were estimated at approximately $11,471,000, $1,915,000 and $411,000, respectively, with the fair value of all of the warrants recorded as a credit to additional paid in capital. In addition, the fair value computation of the Series A Preferred determined that there was an effective beneficial conversion feature of approximately $985,000. The beneficial conversion feature is accreted to additional paid in capital over the term of the Series A Preferred.

The proceeds of the Series A Preferred will used to fund the expansion of sales, marketing and development activities and for general working capital.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Loan and Security Agreement dated April 15, 2004 between the Company and Comerica

10.2	Intellectual Property and Security Agreement dated April 15, 2004 between the Company and Comerica Bank

10.3	Warrant to Purchase Stock dated April 15, 2004 between the Company and Comerica Bank

31.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On February 10, 2004, we filed a Report on Form 8-K to report that we had closed a private placement for $15 million consisting of 15,000 shares of Series A Convertible Preferred Stock convertible into 3 million shares of common stock, and Warrants to purchase 1.2 million shares of common stock of Citadel, to an accredited investor under Regulation D of the Securities Act of 1933, as amended.

On February 13, 2004, we filed a Report on Form 8-K to report that we had issued a press release related to a signed commitment letter securing a total of $3.5 million in debt financing from Comerica Bank's Technology and Life Sciences Division.

On February 24, 2004, we filed a Report on Form 8-K to report that we had been advised that certain of our officers have entered into Rule 10b5-1 trading plans related to sales of shares of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citadel Security Software Inc.
(REGISTRANT)

Date: May 13, 2004	By: /s/ STEVEN B. SOLOMON

Steven B. Solomon,
President and Chief Executive Officer
(Duly Authorized Signatory and
Principal Executive Officer)

/s/ RICHARD CONNELLY

Richard Connelly,
Chief Financial Officer
(Duly Authorized Signatory and
Principal Accounting and Financial Officer)

