Form 10QSB
period 2004-06-30
CITADEL SECURITY SOFTWARE INC
filed 2004-08-16
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-33491

Citadel Security Software Inc.
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Delaware	75-2873882
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

8750 Central Expressway, Suite 100, Dallas, Tx 75231
(Address Of Principal Executive Offices)

(214) 520-9292
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2004

Common Stock, Par value $.01 per share	29,680,460

Transitional Small Business Disclosure Format Yes ☐ No  ☒

Citadel Security Software Inc.
Form 10-QSB
Quarterly Period Ended June 30, 2004
Table Of Contents

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
as of June 30, 2004 (unaudited) and December 31, 2003	3

Unaudited Statements of Operations
for the three and six months ended June 30, 2004 and 2003	4

Unaudited Statements of Cash Flows
for the six months ended June 30, 2004 and 2003	5

Notes to Unaudited Interim Financial Statements	7

Item 2. Management's Discussion and Analysis or
Plan of Operations	15

Item 3. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Changes in Securities and Small Business
Issuer Purchases of Equity Securities	45

Item 3. Defaults Upon Senior Securities	45

Item 6. Exhibits and Reports on Form 8-K	45

Signatures	46

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Citadel Security Software Inc.
Balance Sheets

	June 30,
	2004	December 31,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,523,948	$5,092,161
Accounts receivable-trade, less allowance of $137,676 and $78,500	3,272,259	1,699,154
Prepaid expenses and other current assets	942,508	214,655
Total current assets	15,738,715	7,005,970

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,454,945 and $1,213,427	1,304,491	635,748
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,596,861 and $3,145,138	3,398,349	2,075,169
OTHER ASSETS	91,666	17,243
TOTAL ASSETS	$20,533,221	$9,734,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$186,101	$-
Accounts payable and accrued expenses	1,428,455	1,372,826
Payroll tax obligations	237,390	252,317
Accrued compensation	1,322,267	516,128
Deferred revenue	1,561,063	2,805,195
Preferred stock dividends payable	187,500	-
Notes and advances payable to related parties	-	16,903
Total current liabilities	4,922,776	4,963,369

LONG-TERM DEBT	611,475	-
Total liabilities	5,534,251	4,963,369

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized;
15,000 and 0 shares issued and outstanding	10,578,763	-
COMMON STOCK, $.01 par value per share; 50,000,000 shares authorized;
29,489,629 and 27,830,511 shares issued and outstanding	294,896	278,305
ADDITIONAL PAID-IN CAPITAL	44,145,376	41,109,824
ACCUMULATED DEFICIT	(40,020,065)	(36,617,368)
STOCKHOLDERS' EQUITY	14,998,970	4,770,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,533,221	$9,734,130

The accompanying notes are an integral part of these financial statements.

Citadel Security Software Inc.
Unaudited Statements Of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
License fees	$2,922,243	$686,006	$4,742,078	$873,604
Customer support and services	521,556	93,055	1,023,836	179,387
Total revenue	3,443,799	779,061	5,765,914	1,052,991

Costs of revenue
Software amortization	261,757	90,006	451,723	136,452
Customer support and services costs	320,795	35,323	623,460	57,110
Shipping and other costs	309	17,885	5,175	18,452
Total costs of revenue	582,861	143,214	1,080,358	212,014

Operating expenses
Selling, general and administrative expense	4,004,826	1,584,460	6,946,290	2,870,105
Product development expense	566,935	94,511	957,100	160,216
Depreciation expense	138,262	41,150	241,518	79,194
Total operating expenses	4,710,023	1,720,121	8,144,908	3,109,515
Operating loss	(1,849,085)	(1,084,274)	(3,459,352)	(2,268,538)

Interest income	45,091	-	72,011	-
Interest expense	(18,322)	(67,246)	(25,275)	(120,664)
Other income expense	7,001	-	9,919	-
Write-off of note receivable from related party	-	(225,000)	-	(225,000)
Loss before income taxes	(1,815,315)	(1,376,520)	(3,402,697)	(2,614,202)

Provision for income taxes	-	-	-	-
Net loss	(1,815,315)	(1,376,520)	(3,402,697)	(2,614,202)
Preferred stock dividends	(187,500)	-	(289,940)
Accretion of preferred stock beneficial conversion feature	(61,542)	-	(92,313)
Net loss to common shareholders	$(2,064,357)	$(1,376,520)	$(3,784,950)	$(2,614,202)

Net loss per share to common shareholders - basic and diluted	$(0.07)	$(0.06)	$(0.13)	$(0.13)

Weighted average common shares outstanding -basic and diluted	29,467,112	21,330,819	28,944,399	19,824,000

The accompanying notes are an integral part of these financial statements.

Citadel Security Software Inc.
Unaudited Statements Of Cash Flows

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,402,697)	$(2,614,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	693,241	215,646
Provision for returns, allowances and bad debts	59,176	6,189
Amortization of debt issue costs	4,013	-
Amortization of debt discount	-	47,083
Common stock and warrants issued for services	-	60,747
Beneficial conversion feature of convertible debt recognized as interest expense	-	53,650
Write-off of note receivable from related party	-	225,000
Changes in operating assets and liabilities
Accounts receivable-trade	(1,632,281)	(189,718)
Prepaid expenses and other current assets	(727,853)	(41,600)
Other assets	(6,202)	-
Accounts payable and accrued expenses	55,628	390,903
Payroll tax obligations	(14,927)	(123,408)
Accrued compensation	806,139	104,419
Deferred revenue	(1,244,132)	251,969
NET CASH USED IN OPERATING ACTIVITIES	(5,409,895)	(1,613,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(910,261)	(155,019)
Capitalized software development costs	(1,774,902)	(902,769)
Payment received on note receivable	-	201,000
Issuance of note receivable to CT Holdings	-	(225,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,685,163)	(1,081,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock	13,797,283	-
Net borrowings on bank lines of credit	797,576	-
Debt issuance costs	(26,396)	-
Net proceeds from the issuance of common stock	-	2,397,467
Net proceeds from the exercise of warrants	11,100	1,122,814
Net proceeds from exercise of employee stock options	66,624	-
Proceeds of notes and advances from related parties	-	525,733
Payments on notes and advances from related parties	(16,903)	(1,091,000)
Preferred stock dividends paid	(102,439)	-
Payments on notes payable	-	(225,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,526,845	2,730,014
Net increase in cash and cash equivalents	6,431,787	34,904
Cash and cash equivalents at the beginning of the period	5,092,161	12,829
Cash and cash equivalents at the end of the period	$11,523,948	$47,733

The accompanying notes are an integral part of these financial statements.

Citadel Security Software Inc.
Unaudited Statements Of Cash Flows continued

	Six Months Ended
	June 30,
	2004	2003

Non-cash financing items:
Preferred stock dividend accrued	$187,500	$-
Beneficial conversion feature of convertible preferred stock	$984,649	$-
Accretion of beneficial conversion feature of convertible preferred stock	$92,313	$-
Fair value of warrants issued in connection with sale of preferred stock	$2,326,184	$-
Issuance of common stock through exercise of exchange right by officer	$15,000	$-
Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$45,838	$-
Exercise of stock options in exchange for note payable plus accrued interest due former director	$-	$276,000
Conversion of note payable plus accrued interest into shares of common stock	$-	$232,000

The accompanying notes are an integral part of these financial statements.

Citadel Security Software Inc.
Notes To Unaudited Interim Financial Statements
For The Three And Six Months Ended June 30, 2004

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

Description of Business

Citadel markets and licenses a line of security software solutions that address network security inside the firewall, a growing segment within the software industry. Citadel develops and markets full lifecycle vulnerability management software solutions including Hercules®, powered by automated vulnerability remediation ("AVR") technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, and Unix platforms. SecurePC™ and NetOFF™ are security management solutions for networks and personal workstations which are designed to secure and manage personal computers as well as local area networks. The Company’s products enable enterprises to enforce security policies from a single point of control and to remediate the security vulnerabilities on networks that occur within operating systems and software applications or, due to access to unnecessary services, the existence of backdoors, unauthorized or weak user access rights or misconfigurations of systems. Patent applications have been filed for the Hercules AVR technology processes.

The Company’s security software business was formed in 1996 as a Delaware corporation and is headquartered in Dallas, Texas with an additional office in Reston, Virginia. On April 30, 2004 the Company’s stock moved from the OTCBB to the Nasdaq SmallCap Market and trades under the symbol "CDSS". Citadel’s website can be found at www.citadel.com.

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

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download the Company’s products from its secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $137,676 has been recorded at June 30, 2004. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2004.

As a convenience to government customers, the Company’s products may be licensed through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles for the various government agencies. The Company’s contracts with these government contractors do not contain an explicit right of return, however, these government contractors may order products in advance of receiving the order from the government agency. When aware of these circumstances, the Company defers revenue recognition until the government contractor has received the authorization to deploy the products to the end user government agency.

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was fixed-fee order, shipment had occurred in December 2003 and the Company determined that the collection of the revenue was probable, the Company deferred revenue recognition because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable were reduced by approximately $1.7 million. Deferred revenue at June 30, 2004 was approximately $1,561,000 consisting of the unearned revenue associated with the remaining terms of post sales customer support agreements in force at June 30, 2004.

The Company also offers its Hercules product to customers under two-year subscription licenses. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use Hercules, to post sale customer support and to the vulnerability updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the six months ended June 30, 2004 or 2003.

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

Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the development projects, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities as well as independent product testing and certification labs. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at June 30, 2004 or December 31, 2003. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product development expense, net of capitalized software development costs	$566,935	$94,511	$957,100	$160,216
Software development costs capitalized	829,645	416,503	1,774,902	902,769
Software amortization expense	261,757	90,006	451,723	136,452

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per common share are identical because the numbers of shares assumed in the conversion of the preferred stock, options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share. For the three and six months ended June 30, 2004 the weighted average shares outstanding were 29,467,112 and 28,944,399, respectively. The effect of stock options for 7,899,161 shares of common stock and 1,589,881 warrants outstanding at June 30, 2004 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the preferred stock into 3,000,000 shares of common stock has been determined to be antidilutive and excluded from the computation of loss per common share at June 30, 2004.

For the three and six months ended June 30, 2003 the weighted average shares outstanding were 21,330,819 and 19,824,000, respectively. At June 30, 2003 the effect of stock options for 6,075,083 shares of common stock and warrants for 2,002,139 shares of common stock have been excluded from the weighted average shares computation as they are antidilutive.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and six months ended June 30, 2004 and 2003 the pro forma effect on net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(2,064,357)	$(1,376,520)	$(3,784,950)	$(2,614,202)
Add: Stock-based employee compensation expense included in reported net loss	-	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(588,558)	(117,938)	(1,030,211)	(322,559)
Pro forma net loss	$(2,652,915)	$(1,494,458)	$(4,815,161)	$(2,936,761)
Net loss per common share - basic and diluted
As reported	$(0.07)	$(0.06)	$(0.13)	$(0.13)
Pro forma	$(0.09)	$(0.07)	$(0.17)	$(0.15)

NOTE B - CONCENTRATION OF CREDIT RISK

At June 30, 2004, the Company had approximately $11,524,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from them. At June 30, 2004 the Company had one account receivable of approximately $3.3 million due from Apptis, formerly known as PlanetGov, an information technology solutions provider to the federal government, compromised substantially all of the Company’s outstanding accounts receivable. Allowances for credit losses are maintained at levels considered adequate by management.

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was a fixed-fee order, shipment had occurred in December 2003 and the Company determined that the collectability of the revenue was probable, the Company deferred revenue recognition for this $1.7 million because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1.7 million. Deferred revenue at June 30, 2004 was approximately $1,561,000 consisting of the unearned revenue associated with the remaining terms of post sales customer support agreements in force at June 30, 2004.

NOTE C - ACCRUED COMPENSATION

Accrued compensation at June 30, 2004 and December 31, 2003 are comprised of the following:

	June 30,	December 31,
	2004	2003
Accrued salaries and wages	$369,191	$188,263
Accrued commissions and incentive compensation	736,703	224,943
Accrued vacation pay	216,373	102,922
	$1,322,267	$516,128

NOTE D - LONG-TERM DEBT

In April 2004, the Company completed a loan agreement, securing three credit lines aggregating $3,500,000. Of this amount, $750,000 is a revolving line of credit. Any borrowings against this revolving line of credit will be secured by the eligible accounts receivable of the Company. Interest will accrue at a rate of 1.5% above the bank’s prime lending rate which was 4% at June 30, 2004. There were no borrowings outstanding at June 30, 2004 under the $750,000 revolving line of credit. The remaining $2,750,000 credit line is available in two tranches to fund capital equipment expenditures through December 31, 2004. Any borrowings will be secured by the equipment and are payable over thirty-six months, interest only during the first six months and principal and interest for the remaining thirty months. Interest accrues at 1.75% above the bank’s prime lending rate, 4% at June 30, 2004.

The Company is required to maintain its cash balances at the bank and is subject to meeting certain covenants, including the closing of the Series A Preferred offering, discussed in Note E, and the maintenance of certain operating ratios. The bank received warrants to purchase 9,881 shares of common stock. The warrants have a seven year term and an exercise price of $5.06 per share. The fair value of the warrants of $45,838 has been recorded as deferred financing fees and will be amortized to interest expense over the thirty-six month term of the lines of credit. During the quarter ended June 30, 2004 the Company borrowed approximately $798,000 against a line of credit for the purchase of information technology assets to support the growth in employees and infrastructure.

Under the terms of its debt agreements the Company must comply with specified financial maintenance covenants, which include among others, quick ratio, fixed charge coverage ratio and attaining levels of earnings before interest, taxes, depreciation and amortization (EBITDA) on a quarterly basis. As of June 30, 2004, the Company was in compliance with all of these covenants, except for EBITDA for the quarter ending June 30, 2004. The Company requested and received a waiver from the bank for this covenant.

NOTE E - PREFERRED STOCK ISSUANCE

On February 10, 2004 the Company completed a private placement of $15,000,000 in gross proceeds for the issuance of 15,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and five-year warrants ("Warrants") for 1.2 million shares of common stock. The Series A Preferred has a maturity of four years and is convertible into common stock of Citadel at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. The Series A Preferred have a liquidation preference in an amount equal to their stated value of $1,000 per share plus accrued and unpaid dividends. Holders of the Series A Preferred have liquidation preference rights over common stockholders. Citadel also has the right to automatically convert the Series A Preferred into common stock upon achieving certain milestones. On the maturity date, the Company shall, at its option, either (i) require that each share of the Series A Preferred then outstanding automatically convert into shares of common stock or (ii) pay to the holder thereof cash in the amount of the liquidation preference for each share of Series A Preferred then outstanding. The Warrants have an exercise price of $5.15 per share. The preferred stock will pay dividends quarterly at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option if certain milestones are met. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in certain limited events.

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

NOTE F - EXCHANGE RIGHT

In February 2004, the Company’s CEO exercised an exchange right and the Company issued 1,500,000 shares of common stock to the CEO. The exchange right was issued to the CEO in June 2001 in connection with the CEO funding and granting a guarantee of participation by CT Holdings, the Company's former parent, in a bank bridge loan of an affiliate of CT Holdings. The exchange right permitted the CEO to exchange up to 5,000,000 (pre 1:1000 reverse split) shares of the affiliate into up to 6,000,000 shares of CT Holdings common stock including the right to any dividends. This right resulted in a commitment by Citadel upon exercise of the exchange right to issue up to 1,500,000 shares of Citadel common stock. The exercise of this exchange right was conditional upon compliance with first refusal and co-sale rights by the affiliated company and its majority shareholder. The Company has accounted for this issuance as an increase of $15,000 to the par value of common stock and recording an offsetting reduction to additional paid capital.

NOTE G - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company’s current headquarters office lease will expire in February 2005. Accordingly the Company has been exploring other office space in the Dallas, Texas market and on May 3, 2004 the Company entered into a 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The average monthly rent over the term of the new lease is approximately $51,000 per month. The new office space is being renovated and is expected to be available for occupancy in the fourth quarter of 2004.

Legal Proceedings

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

NOTE H - RELATED PARTY TRANSACTION

During the quarter ended June 30, 2004 the Company recorded revenue of approximately $17,000 and deferred post sale customer support services revenue of approximately $3,000 for fees from a Hercules license granted to the investment fund that holds 15,000 shares of convertible preferred stock issued in February 2004 convertible into 3,000,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock. The license fee and support services contract were invoiced at list price with normal payment terms and the total amount outstanding of approximately $20,000 at June 30, 2004 was fully collected in July 2004. The deferred revenue balance will be recognized as revenue ratably over the term of the contract. The Company believes that this transaction is an arms length transaction and is properly recorded in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Risk Factors and Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OUR BUSINESS

Our security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a standalone public company. We develop and market full lifecycle vulnerability management software solutions powered by automated vulnerability remediation ("AVR") technology which allows enterprises to neutralize security vulnerabilities. Our patent-pending, Hercules® AVR technology, is Common Criteria EAL 3 certified, and provides users with full control over the automated remediation process. Hercules enables efficient aggregation, prioritization and resolution of vulnerabilities detected by industry-standard vulnerability assessment tools. We also offer SecurePC™ and NetOFF™ products which enable companies to enforce security policies from a single point of control. Our headquarters is located in Dallas, Texas, and we have an office in Reston, Virginia to service our federal government customers. In addition, we have a field sales organization located throughout the United States. Our website can be found at www.citadel.com.

We develop and market computer security and privacy software for one of the fastest growing software segments - "inside the firewall." Our computer software products include security and management solutions for networks and personal workstations which are designed to secure and manage personal computers (PCs) and local area networks (LANs). Our products enable companies to remediate the security vulnerabilities on their networks that occur in software applications, unauthorized or weak access rights and misconfigurations of systems. In some cases security vulnerabilities are the result of leaving unnecessary services turned on or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker.

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

REVENUE RECOGNITION

Our revenue recognition policies are in compliance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The application of these revenue recognition requirements is based upon management’s judgment including, among other factors, whether the license term has begun or whether the delivery process has been completed. Revenue from license fees is generally recognized when a fixed fee order has been received from a customer, delivery has occurred to the customer either through electronic download or delivery to a third party freight carrier if software media is physically shipped, and the collectibility of the invoiced amounts is probable. Post sale customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), vulnerability remediation updates and software updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract. Services revenue such as training or custom development services are recognized as revenue when the services have been performed.

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

Customers may obtain a license to our products through our telesales organization, our direct sales organization or through approved systems integrators and resellers. Our customers have a choice to electronically download our software or to have the media and documentation shipped to them directly. Under very limited circumstances, a customer may return a product during the first thirty days after license, for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The provision for returns and allowance estimates are based on historical product returns, allowances, refunds, average invoice size and other known data, as well as market and economic conditions. Software code is a set of computer readable instructions and algorithms developed by software engineers that by the inherent nature of the code is subject to program coding errors commonly referred to as software bugs. Changes in the estimates of product returns could occur should our software experience an unusually high number of software bugs. While the product may perform substantially in accordance with written specifications, management may decide to allow customers to return product or, under the customers support services agreement, may develop a software update to replace or repair the code causing the problem. While the returns of product have been minimal, there can be no assurance that our historical returns are representative of the future.

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

As a convenience to our government customers, our products can be sold through government contractors, including federal government system integrators. These government contractors have long term relationships with the various agencies and hold the preferred purchasing and contracting vehicles for the agencies. Our contracts with these government contractors do not contain an explicit right of return, however, these government contractors may order our products in advance of receiving the order from the government agency. In these circumstances, we defer revenue recognition until the government contactor has received the authorization to deploy our products to the government agency ordering the services of that government contractor.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004
As Compared With Three and Six Months Ended June 30, 2003

OPERATIONAL HIGHLIGHTS

Key operational highlights include:

•	Hercules version 3.0 incorporating ConnectGuard functionality was released in May 2004.

•	Revenue in the second quarter increased 48% over first quarter 2004 revenue.

•	Revenue through the first half of 2004 is 98% of revenue for all of 2003.

•	Customers during the second quarter stratify several industry segments including: 3 government, 5 financial services, 7 education, 5 healthcare, and 15 corporate customers.

•	Record $1.7 million commercial sector enterprise license order received in July 2004 from global communications and services company

•	A professional services organization was established during the second quarter to assist customers with the implementation of best practices and security architecture.

•	In April 2004 our common stock began trading on the NASDAQ SmallCap Market.

•	An office in Washington DC was opened during the quarter and staffed with nine sales, marketing and business development personnel to address the federal government market.

REVENUE

The components of revenue for the three and six months ended June 30, 2004 and
2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue from:
License fees
Hercules	$68,057	$293,424	$1,893,057	$411,222
SecurePC	371,407	337,199	378,525	389,802
NetOFF	2,500,084	55,383	2,500,084	72,580
Provision for returns and allowances	(17,305)	-	(29,588)	-
	2,922,243	686,006	4,742,078	873,604
Customer support contracts	521,535	93,055	987,759	170,661
Other services	21	-	36,077	8,726
	$3,443,799	$779,061	$5,765,914	$1,052,991

Revenue for the three months ended June 30, 2004 and 2003 was $3,443,799 and $779,061, respectively, representing an increase of $2,664,738 or 342% over the three months ended June 30, 2003. The increase is primarily attributed to higher orders received for our products during the quarter ended June 30, 2004 versus the same quarter in 2003 and higher ratable revenue recognized from post sale customer support services contracts in force during the quarter ended June 30, 2004 versus the same quarter of 2003.

During the quarter we delivered orders for approximately $3,838,000 of product and customer support contracts. After applying revenue recognition criteria, revenue from license fees was $2,922,243 and grew $2,236,237, or 326%, in the three months ended June 30, 2004 versus the same period in 2003. The growth is primarily attributable to a $3.3 million dollar order from a government agency for NetOFF, our desktop logoff security solution. Demand for Hercules continues to grow in the government and commercial markets even though orders and recognized revenue for Hercules during the second quarter of 2004 are down from the second quarter of 2003. Following June 30, 2004 and through August 6, 2004 we shipped new orders for approximately $1.8 million for Hercules licenses and support services and therefore we expect that revenue from Hercules will increase in the third quarter 2004 from the level in second quarter of 2004. In addition, revenue from customer support contracts was up $428,480, or 460% due to the higher numbers of post sale customer support contracts in force during the second quarter of 2004 versus the second quarter of 2003.

Orders for our products and services in the first half of 2004 were approximately $6.3 million. After applying revenue recognition criteria, recognized revenue for the six months ended June 30, 2004 and 2003 was $5,765,914 and $1,052,991, respectively, an increase of $4,712,923, or 448%. Higher revenues are the result of higher orders for our Hercules vulnerability management solution and NetOFF, our desktop logoff security solution. Revenue from license fees, increased $3,868,474 or 443%, to $4,742,078 for the six months ended June 30, 2004 versus $873,604 for the six months ended June 30, 2003. Revenue recognized from post sale customer support service contracts was $987,759 during the six months ended June 30, 2004 versus $170,661 during the six months ended June 30, 2003 representing an increase of $817,098 or 479%. The revenue increase is primarily due to higher numbers of post sale customer support contracts in force during the first six months of 2004 versus the first six months of 2003. As noted above, we expect that Hercules, will continue to drive higher levels of revenue during the remainder of the year ending December 31, 2004, however there can be no assurance that the higher demand for our products will continue or that we will be successful in achieving the higher levels of revenue projected.

We focus our licensing efforts on industry segments including government, education, healthcare, financial institutions and corporations in all other industry segments. This is due, in part, to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services businesses ("GLB"), Federal Information Security Management Act ("FISMA") and many other government initiatives surrounding cybersecurity issues. The approximate percentage revenue distributed by the industry segments we target was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Healthcare	-	35%	-	31%
Education	1%	1%	1%	7%
Financial services	10%	43%	6%	34%
Government	86%	14%	91%	17%
All other, primarily corporations	3%	7%	2%	11%

The approximate percentage of total revenue from customers representing 10% or more of total revenue during the three and six months ended June 30, 2004 and 2003, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003	Industry Segment
Department of Veteran Affairs	85%	-	89%	-	Government
Washington Mutual Bank	9%	41%	6%	30%	Financial Services
Methodist Hospital	-	13%	-	10%	Healthcare
Food & Drug Administration	-	11%		8%	Government

Although the customers listed above represent a large portion of the revenue for the three and six month periods presented we do not expect to rely upon any one customer, group of customers or industry segment as a single source of recurring revenue. We expect that revenue from the licensing of our products will be derived from large enterprises consisting of Fortune 500 companies and large government agencies. Our revenue mix for the foreseeable future is expected to be heavily weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage revenue derived from commercial enterprises will increase gradually in future quarters as our sales force begins to reach the end of the long sales cycles in accounts in the commercial sector. Therefore any one customer, or groups of customers, in the same industry segment could be a material component of revenue in any future quarter or year. In addition, our dependence upon large enterprise sales may cause fluctuations in revenue from quarter to quarter or year to year. There can be no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary dramatically from period to period. In addition, the concentration of revenue in one industry or customer is largely dependent upon factors outside of our control including, but not limited to, the customer's information technology budget availability, the general economic and political environment, or the complexity of the customer's purchasing process, such as in the federal government.

COSTS OF REVENUE

The components of costs of revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Costs of revenue
Software amortization	$261,757	$90,006	$451,723	$136,452
Customer support and services costs	320,795	35,323	623,460	57,110
Shipping and other costs	309	17,885	5,175	18,452
Total costs of revenue	$582,861	$143,214	$1,080,358	$212,014

Software Amortization

Software amortization begins at the time a new product or new version of the product is released for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Software amortization increased $171,751, or 191%, in the quarter ended June 30, 2004 versus the quarter ended June 30, 2003 due to higher average balances of amortizable capitalized software development costs related to new Hercules versions released since June 30, 2003. Similarly the software amortization for the six months ended June 30, 2004 increased $315,271 or 231%, over the six months ended June 30, 2003 also due to higher average balances of amortizable capitalized software development costs.

As we employ and assign more development engineers and quality assurance personnel to the software projects, we expect the amount of capitalized software development costs will increase and that software amortization will increase as the new projects are released for commercial availability. Approximately $1.5 million of capitalized costs became amortizable primarily due to the release of Hercules 3.0 in May 2004. At June 30, 2004 approximately $644,000 of total capitalized software development cost related to our next release of Hercules was not yet amortizable and is expected to begin amortization by the end of the third quarter of 2004.

Our product development road map for the remainder of 2004 includes the development of new products, features and functionality of our existing products, including versions of Hercules that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. In addition, we are anticipating submitting the next release of Hercules to the EAL4 level of Common Criteria certification in early 2005. These factors are expected to increase the amount of capitalized software development costs and when completed, will increase the software amortization expense in future periods. In addition, software amortization will vary from period to period according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs of approximately $3.4 million to the net realizable value of the capitalized software at June 30, 2004 indicated that the unamortized capitalized software balances at June 30, 2004 did not exceed net realizable value. Accordingly, no write-down was required during the three or six month period ended June 30, 2004. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

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

The costs of customer support and other services for the quarters ended June 30, 2004 and 2003 of $320,795 and $35,323 respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability remedies and manage the remedy database. The increase in the customer support and other services costs of $285,472 or 808% in the quarter ended June 30, 2004 over the quarter ended June 30, 2003 and the increase in the customer support and other services costs of $566,350 or 992% during the six months ended June 30, 2004 over the similar period ended June 30, 2003 are directly attributable to the increase in personnel performing these functions. At June 30, 2004, we had 3 full time personnel assigned to the post contract customer support organization versus 1 full time employee assigned to customer support at June 30, 2003. In addition, at June 30, 2004, we employed 18 security engineers versus 8 security engineers at June 30, 2003.

In addition to standard and premium support services, under customer support services contracts, Hercules customers receive access to the Hercules remedies, available via the Hercules update service known as VFlash. To meet this contractual obligation, we employ a team of security engineers to write new remedies that address the latest vulnerabilities identified by various sources of new security vulnerabilities, including data supplied by third parties under contract, data published by Carnegie Mellon University’s CERT/CC®, data provided by scanning partners and data from various security internet forums. As exploits and vulnerabilities are discovered, the security engineers quickly respond to the new threats by writing remedies to counteract the newly discovered vulnerabilities. The security engineers also maintain and update the VFlash database with the new remedies they write. The database currently holds in excess of 16,000 remedies. Customers are encouraged to update their local VFlash database frequently by performing the update actions within Hercules which access the V-Flash database via the Internet.

Included in the customer support and other services cost for the six months of 2004 is approximately $20,000 for the costs associated with training revenue. Training costs are expected to increase in the foreseeable future as we expand our training offerings and add personnel to support the training of our customers about vulnerability management best practices and the use of Hercules. In addition, we have begun the building of a professional services organization that will generate revenue from security service offerings to assist customers in improving their security architecture and implementing security best practices focused around vulnerability management. We expect that the costs of revenue associated with training and professional services will increase proportionately as services revenues are earned, however there can be no assurance that we will be successful in achieving the successful roll out of these service offerings.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules and third party royalties for technology embedded in Hercules. Shipping and other costs for the quarters ended June 30, 2004 and 2003 were $309 and $17,885, respectively. Once a customer has been qualified by a sales representative the customer may be directed to a secure website to download a limited use, evaluation copy of Hercules prior to the customer committing to license the product or due to the size of the download the customer may request that a CD with the software be delivered to them. The evaluation copy is a full featured, fully functional version of the software that will time out after the evaluation period. Once the customer issues a purchase order for the license, a permanent license key is provided for the quantity of licenses requested and the time frame for use of the license. Our delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. We expect that shipping and media preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative ("SG&A") expenses of $4,004,826 and $1,584,460 for the quarters ended June 30, 2004 and 2003, respectively, representing an increase of $2,420,366, or 153%. For the six months ended June 30, 2004 and 2003 we incurred SG&A expense of $6,946,290 and $2,870,105, respectively, an increase of $4,076,185 or 142%.

The increase in SG&A expense, as more fully described below, is primarily due to the increase in the number of personnel employed during the first six months of 2004 over the first six months of 2003. Our 2004 operating plan calls for the build up of the business infrastructure required to execute the plan surrounding the marketing and licensing of our vulnerability management product, Hercules. At June 30, 2004, we employed 47 professionals in sales, professional services, business development, pre-sales engineering and marketing, including 23 quota carrying sales representatives focused on the commercial market, including 4 regional sales managers. Included in these numbers are our federal government sales team located in Reston, Virginia and consisting of the public sector manager, 2 quota carrying sales executives and 5 marketing, business development and support personnel. Also included in the numbers above are 10 sales engineers that support the commercial and federal government sales organizations. Marketing at June 30, 2004 employed 6 professionals. In addition 13 people were employed in the functional areas of information technology, finance, administration and general management including our CEO and CFO. At June 30, 2003 we employed 25 professionals in sales, marketing and business development, and 8 people in information technology, finance, administration and general management including our CEO and CFO.

Our sales function is organized into four sales regions including the east, west and central states as well as a sales office in Washington, DC to sell to the federal government. We have hired and are continuing to hire sales and marketing professionals within the regions to achieve our 2004 sales goals of licensing Hercules in Fortune 500 companies and large federal government agencies. By year end 2004 we expect to have hired up to 30 quota carrying sales executives, including the regional sales managers and expect the total sales and marketing organizations to consist of approximately 65 professionals, including in addition to the sales executives, 14 sales engineers, 3 business development managers and 9 marketing professionals. In addition we expect to build a small professional services organization of initially 5 people. We believe that this sales and marketing organization will allow us to achieve our revenue targets for the remainder of 2004 and into 2005, although there can be no assurance that we will be successful with this organization in achieving those goals.

The increases in SG&A expense during the three and six months ended June 30, 2004 over the three and six months ended June 30, 2003 were approximatly $2,420,000 and $4,076,000, respectively. The primary reason for the increase in SG&A is due to the increase in the number of employees categorized as SG&A and the related increases in the infrastructure of the Company. The significant categories of expense increases are illustrated below.

	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2004 Over 2003	2004 Over 2003
Selling, general and administrative expense:
Salaries and benefits associated with the increase in employees	$1,018,000	$1,628,000
Incentive compensation associated with higher revenue	665,000	1,026,000
Travel and entertainment associated with increases in employees and customer sales activities	207,000	283,000
Direct marketing expense associated with trade shows, advertising and other marketing expenses	266,000	372,000
Professional fees including accounting, legal, investor relations, public relations and recruiting fees	120,000	619,000
Telecommunications, internet and other information technology connectivity fees	42,000	39,000
Other expenses related to rent, maintenance fees, supplies and other office support expenses	102,000	109,000
Total increase in SG&A	$2,420,000	$4,076,000

We expect SG&A expenses will increase quarter to quarter in 2004 until we are fully staffed in sales and marketing by late in the year 2004. We expect to add more employees focused in sales, marketing, and business development activities. By late in the year 2004 we expect to have increased the number of quota carrying sales representatives from 20 to 30 along with having added more sales engineers, strategic business development managers, marketing professionals and personnel to our recently announced professional services organization. By the end of 2004 we expect to be fully staffed in all departments with 150 to 160 employees, with 81 representing the functions included in SG&A, to meet our operating plan goals for 2004 and moving into 2005. We expect that our strategy to build infrastructure ahead of revenue will cause expense to increase faster than revenue for a period of up to six months or until such time as these new sales executives begin to meet their territory revenue goals.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense. A summary of product development expense net of capitalized development costs for the three and six months ended June 30, 2004 and 2003 are presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product development expense, net of capitalized software development costs	$566,935	$94,511	$957,100	$160,216
Software development costs capitalized	829,645	416,503	1,774,902	902,769
Gross product development expense	$1,396,580	$511,014	$2,732,002	$1,062,985
Capitalized costs as a percentage of gross product development expense	59%	82%	65%	85%

The increase in development expense is primarily due to the increase in pay and benefits expenses associated with the increase in the number software development engineers and quality assurance engineers employed during the respective periods presented as well as the costs of third party development projects and the Common Criteria certification testing. At June 30, 2004, we employed 37 software development and quality assurance engineers versus 14 software development and quality assurance engineers at June 30, 2003.

The capitalization rate is the percentage of capitalized costs to total gross product development costs for the period. The capitalization rate was 59% in the second quarter of 2004 versus 81% in the second quarter of 2003. The capitalization rate was 65% for the six months ended June 30, 2004 versus 85% for the six months ended June 30, 2003. The decrease in the capitalization rate is primarily due to the expensing of all costs and expenses of a development project prior to reaching technological feasibility in May 2004 and the expenses associated with software hotfixes and maintenance releases to our products during the periods presented which are also not capitalized.

Capitalized software development costs and product development expense are expected to increase in each of the quarters of 2004 as we develop and release new products and new versions of our products. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. We expect that the capitalization rate will be between 60% and 70% of gross product development expense in any quarter or year but there can be no assurance that the capitalization rate will remain within this range. In addition, our plan calls for growing the number of software and quality assurance engineers from 37 to 49 by year end 2004. Therefore product development expense and capitalized costs are expected to increase for the foreseeable future. The capitalization rate will fluctuate from period to period depending on when a project reaches technological feasibility and the number of maintenance releases.

DEPRECIATION EXPENSE

Depreciation expense for the quarters ended June 30, 2004 and 2003 was $138,262 and $41,150, respectively. Depreciation expense for the six months ended June 30, 2004 and 2003 was $241,518 and $79,194, respectively. The increase of $97,112 or 236% for the three months ended June 30, 2004 over the three months ended June 30, 2003, and the increase of $162,324 or 205% for the six months ended June 30, 2004 over the six months ended June 30, 2003 is attributable to an increase in capital expenditures supporting our growth in people and infrastructure resulting in higher average depreciable balances of property, equipment and leasehold improvements at during the periods as represented by the table below.

	Six Months Ended
	June 30,
	2004	2003
Capital expenditures for depreciable property and equipment	$910,261	$155,019

	June 30,
	2004	2003
Net property and equipment balances	$1,304,491	$508,286

As a result of these capital expenditures plus planned capital expenditures we expect depreciation to increase until the growth in infrastructure and personnel is completed by year end 2004.

INTEREST EXPENSE

Interest expense, including banking fees and charges, was $18,322 for the quarter ended June 30, 2004 versus $67,246 for the quarter ended June 30, 2003, representing a decrease of $48,924, or 73%. Interest expense for the quarter ended June 30, 2004 was primarily related to the interest on borrowings under the bank line of credit plus the amortization of debt issuance costs related to the debt. Interest expense for the quarter ended June 30, 2003 related primarily to approximately $54,000 for the beneficial conversion feature of a $255,000 note payable that was converted into 243,862 shares of common stock during the quarter plus approximately $12,000 for the amortization of debt discount related to borrowings outstanding during the quarter.

Interest expense, including banking fees and charges for the six months ended June 30, 2004 was $25,275 and compares to interest expense of $120,664 for the six months ended June 30, 2003, representing a decrease of $95,389, or 79%. Interest expense for the six months ended June 30, 2004 was primarily related to the interest on borrowings under the bank line of credit plus the amortization of debt issuance costs related to the debt. Interest for the six months ended June 30, 2003 relates to approximately $20,000 of interest on debt outstanding during the quarter, approximately $54,000 for the beneficial conversion feature of a $255,000 note payable that was converted into 243,862 shares of common stock during the period and approximately $47,000 for the amortization of debt discount related to borrowings outstanding during the period.

INTEREST AND OTHER INCOME

In February 2004, we received net cash proceeds of approximately $13.8 million in return for issuing 15,000 shares of Series A Convertible Preferred Stock with warrants for 1.2 million shares of common stock. Cash in excess of funds required for operating expenses is invested in interest bearing short term investments resulting in the recognition of $45,091 of interest income during the quarter ended June 30, 2004 and $72,011 of interest income during the six months ended June 30, 2004. We recognized no interest income during the three and six months ended June 30, 2003. Other income for the three and six months ended June 30, 2004 was $7,001 and $9,919, respectively.

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

PREFERRED DIVIDENDS AND ACCRETION OF BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

The statement of operations presents preferred dividends accrued and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the "Preferred Stock") as an increase to the net loss so as to arrive at net loss to common shareholders.

The Preferred Stock accrues dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends are payable on April 1, July 1, October 1 and January 1 of each year. During the six months ended June 30, 2004 we had accrued $187,500 and paid $102,439 of dividends.

The Preferred Stock was issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Preferred Stock and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Preferred Stock was approximately $985,000 which is being accreted to additional paid in capital over the four year term of the preferred stock. Of this amount $61,542 and $92,313 was accreted in the three and six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 we have cash and cash equivalents of approximately $11,500,000, a net working capital position of approximately $10,800,000 and stockholders equity of approximately $15,000,000. On February 10, 2004, in return for gross proceeds of $15,000,000, we issued 15,000 shares of the preferred stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The proceeds from the preferred stock financing are being used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to implement our new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the life cycle vulnerability management market.

In addition to the issuance of the preferred stock, in April 2004 we secured approximately $3,500,000 in lines of credit of which $2,750,000 may be used to fund the acquisition of equipment, software and other fixed assets required to support the growth in business. The remaining $750,000 is a revolving line of credit that is secured by eligible accounts receivable. There were no borrowings during the six months ended June 30, 2004 against the $750,000 revolving line of credit. During the six months ended June 30, 2004 we borrowed approximately $798,000 against the lines of credit for the purchase of information technology equipment and software to expand our development and testing labs, improve our technology network infrastructure and to provide equipment and software to newly hired employees. At June 30, 2004 we have total borrowings outstanding under the bank lines of credit of approximately $798,000. These lines of credit bear interest at rates ranging from the bank’s prime lending rate plus 1.5% to 1.75% and require repayment over thirty-six months.

Cash Used in Operating Activities

The net cash used in operating activities was $5,409,895 for the six months ended June 30, 2004. The net loss of $3,402,697 was adjusted for non cash charges of $756,430 and a net decrease to cash for changes in operating assets and liabilities of $2,763,628. Non-cash charges include depreciation and amortization of $693,241, provision for returns, allowances and bad debts of $59,176 and the amortization of debt issuance costs of $4,013. Operating assets increased $2,366,336 primarily due to a $1,632,281 increase in accounts receivables resulting from higher revenue during the six months ended June 30, 2004 and increases in prepaid expenses and other assets related to insurance renewals, software maintenance costs for internally used applications, deposits and prepaid marketing costs. This increase was partially offset by increases in accounts payable, accrued compensation and payroll taxes of $846,840 related to the higher spending activity of a larger employee population. The remaining change in operating liabilities relates to the deferred revenue decrease of $1,244,132 primarily due to the reversal of $1.7 million related to the deferred revenue associated with a December 2003 product shipment to a systems integrator partially offset by an increase in deferred revenue of approximately $466,000 related to a higher level of post sale customer support contracts in force at June 30, 2004. Total deferred revenue at June 30, 2004 was $1,561,063 all of which relates to customer support services deferred revenue. This compares to deferred revenue of $2,805,195 at December 31, 2003 of which approximately $1.4 million relates to deferred license fees and approximately $1.4 million relates to customer support services deferred revenue.

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was a fixed-fee order, shipment had occurred in December 2003 and we determined that collection was probable, we deferred revenue recognition because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, we reduced deferred revenue and accounts receivable by approximately $1.7 million. Deferred revenue at June 30, 2004 was approximately $1,561,000 consisting of the unearned revenue associated with the remaining terms of post sales customer support agreements in force at June 30, 2004.

The net cash used in operating activities of $1,613,322 for the six months ended June 30, 2003 is principally a result of the net loss of $2,614,202 and an increase in cash resulting from a net change in operating assets and liabilities of $392,565 primarily related to the increase in accounts payable, accrued compensation and payroll taxes partially offset by increases in accounts receivable, prepaid expenses and other current assets. Net non-cash charges of $608,315 resulted primarily of $215,646 of depreciation and amortization, a non-cash charge of $6,189 to the provision for returns allowances and bad debts, a non-cash charge of $60,747 representing the fair value of stock and warrants issued in lieu of cash for services, and $47,083 of debt discount amortization related to debt issued at a discount outstanding during the six months ended June 30, 2003. In addition, we recorded a non-cash charge of $225,000 to write-off a note receivable from CT Holdings due to the uncertainty of collection.

Cash Used in Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2004 were $2,685,163, representing $910,261 for purchases of computer equipment and software licenses for newly hired employees and improvements to our information technology infrastructure plus $1,774,902 of additions to capitalized software development costs related to the product development costs.

Cash flows used in investing activities during the six months ended June 30, 2003 were $1,081,788, representing $155,019 for purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and $902,769 of additions to capitalized software development costs related to the Hercules product development costs. In addition, we received $201,000 from the payment of a note receivable and issued a $225,000 note receivable to CT Holdings.

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

As noted previously, expenditures for computer equipment and our information technology infrastructure will likely increase in future periods as we add personnel and continue to execute our business plan. During 2004 we will expend cash on the expansion of our development and quality assurance test lab facilities, improvements to our information technology infrastructure, and the establishment of sales offices in selected locations in the United States. In addition, during the second quarter of 2004 we signed a lease agreement for office space in Dallas and will be building out this space to accommodate the growing employee population in Dallas. An office in the Washington, DC area was opened during the first quarter of 2004. These activities will increase spending on capital expenditures and increase borrowings against available lines of credit. With respect to expenditures on capitalized software our development plans include new product releases and new features and functionality additions to existing products therefore it is likely that there will be an increase in the amount of capitalized software development costs in future periods.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2004 were $14,526,845 and is primarily due to the proceeds from the preferred stock transaction in February 2004. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 and legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) with warrants to purchase 1,200,000 shares of common stock. On April 1, 2004 we paid preferred dividends in the amount of $102,439. At June 30, 2004 we had accrued preferred dividends of $187,500 which were subsequently paid on July 1, 2004. In addition to the proceeds received from the issuance of preferred stock, we received $66,624 from the exercise of employee stock options, $11,100 from the exercise of warrants and repaid $16,903 of advances made to the Company by our CEO. We also borrowed $797,576 on the bank lines of credit during the six months ended June 30, 2004. Approximately $1,952,000 was available for borrowing under the equipment lines of credit at June 30, 2004. No borrowings have been made under the $750,000 revolving line of credit.

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

As a result of the aforementioned factors, cash and cash equivalents increased $6,431,787 during the six months ended June 30, 2004, versus an increase of $34,904 for the six months ended June 30, 2003.

LIQUIDITY

We have substantially improved our liquidity position since June 30, 2003 through the execution of our operating strategy for the growth in the licensing of Hercules, as well as our financing activities. We believe that the preferred stock financing, credit facilities provided by the bank, our existing cash balances and cash equivalents, and cash provided by operating activities will be sufficient to meet our cash requirements for the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We make no assurances that additional equity or debt financing will be available or on terms on acceptable terms to us. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and any equity financing or credit facilities we may arrange.

CONTRACTUAL OBLIGATIONS

At June 30, 2004 we have outstanding debt approximately $798,000 of which approximately $186,000 is payable in the next twelve months. At June 30, 2004 we had open purchase orders for equipment and software of approximately $113,000.

At June 30, 2004 we continue to lease office space under a noncancelable operating lease which was personally guaranteed by our CEO. This office lease will expire in February 2005. Accordingly we have been exploring other office space in the Dallas, Texas market and on May 28, 2004 we signed a 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The average monthly rent over the term of the new lease is approximately $52,200 per month. The new office space is being renovated and is expected to be available for occupancy in the fourth quarter of 2004.

On May 1, 2004 we entered into a lease for approximately 6,300 square feet of office space located in Reston, Virginia with a monthly base rent of approximately $12,000 per month. In addition, at June 30, 2004 we have a liability in accounts payable of approximately $88,358 for computer equipment, with monthly payment terms. The legal settlement obligation at December 31, 2003 of approximately $93,000 which is satisfied by monthly payments of approximately $8,000, has been reduced to approximately $45,000 at June 30, 2004.

In addition , during the remainder of 2004 we expect to spend approximately $4,000,000 in additional capital expenditures for information technology assets to support development and the infrastructure to support the growth in employees and to support our customers as well as furniture and equipment for the new Dallas office space. The capital expenditures are expected to be financed through the remaining available bank lines of credit and working capital.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have substantially improved our liquidity position through our operating strategy for the growth in the licensing of Hercules, the financing activities during 2003 which provided net cash flows of $7.9 million and the preferred stock offering completed on February 10, 2004 which provided net proceeds of approximately $13.8 million. At June 30, 2004 we have cash and cash equivalents of approximately $11.5 million, a net working capital position of approximately $10.8 million and stockholders equity of approximately $15.0 million. In April 2004, we secured a revolving credit line from a bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The proceeds from the financing and the credit facilities will be used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to take advantage of the new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the vulnerability management market.

We believe that the preferred stock financing, credit facilities provided by the bank and our existing cash balances and cash equivalents will be sufficient to meet our cash requirements for the next twelve months. However, we have had a history of operating losses, including a net loss to common shareholders in the first six months of 2004 of approximately $3.8 million, and if the operating losses continue we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. The terms of our preferred stock and bank loans may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and any credit facilities we may arrange.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT, AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS.

Although economic conditions appear favorable, the advent of adverse economic conditions worldwide could contribute to a material slowdown in the software business and may adversely impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in technology spending by our customers and potential customers;
•	Increased price competition for our products; and
•	Higher overhead costs as a percentage of revenues.

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

If future operations or acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.

Citadel has granted options to purchase Citadel shares to its directors and employees and CT Holdings employees who became Citadel employees, and Citadel will grant additional options in the future. Options to purchase 7,899,161 shares of common stock and warrants to purchase 1,589,881 shares of common stock were outstanding as of June 30, 2004. In addition, the preferred stock outstanding at June 30, 2004 is convertible into 3,000,000 shares of common stock and we issued warrants to the holder of the preferred stock to purchase 1,200,000 shares of common stock. If we issue securities or grant options (subject to limited exceptions) at prices below the $5.00 conversion price of the preferred stock or $5.15, the conversion price of the warrants, the conversion prices of the preferred stock and warrants would be reduced, with the result that we would have to issue more of our shares upon conversion. The issuance of Citadel shares upon the exercise of these options and warrants and the conversion of the preferred stock may result in dilution to the Citadel stockholders.

OUR SERIES A CONVERTIBLE PREFERRED STOCK AND DEBT FACILITIES MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued shares of Series A Convertible Preferred Stock (the "Series A Preferred"), the terms of which may have a material adverse effect on the Company and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Series A Preferred in certain circumstances, including Citadel's failure to deliver shares of common stock to the holder of the Series A Preferred in connection with the conversion of the shares of Series A Preferred, and a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Series A Preferred (other than the Comerica Bank credit facilities) while the Series A Preferred is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business. The loan from Comerica required Citadel to grant a security interest in all of its assets, including intellectual property, to Comerica Bank, and in the event of a default by Citadel under the Comerica loan documents, Comerica could foreclose on the loans and acquire all of our assets. The loan also provides that the indebtedness would have priority on any liquidation over the shares of our common stock, and limits our ability to pay dividends on our common stock. These terms and conditions could have a material adverse effect on Citadel and its financial condition and results of operations.

CITADEL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY.

Citadel has a limited operating history as an independent public company and has relied solely upon the security software business and limited access to capital markets to fund its business operations. The security software business has operated at a loss in the past and while Citadel is executing its business plan to achieve profitability and consistent cash flows there can be no assurance that such losses will not continue or increase and that consistent cash flows will be realized.

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

PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR REVENUE.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns and bad debts of $137,676 was recorded at June 30, 2004. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2004 or December 31, 2003. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

OUR INCREASED USE OF ENTERPRISE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS.

We increasingly emphasize licenses to corporations and government agencies through volume licensing agreements, also known as enterprise licenses. These licensing arrangements tend to include the granting of licenses for tens of thousands of devices, across wide area networks, that transverse more than one geography, and in most cases, involve a longer sales cycle than smaller license configurations, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of enterprise licenses, or their non-renewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate sales organization to take advantage of this growth.

CHANGES MADE TO OUR SALES ORGANIZATION AND SALES STRATEGY COULD ADVERSELY AFFECT OUR FUTURE REVENUES.

Previous to January 2004 our sales organization was centrally managed from our Dallas headquarters. Since January 2004 we have created three geographic sales regions focused on the commercial market and a public sector sales organization focused on the government agencies. We have employed highly experienced and enterprise skilled sales managers to manage these sales regions and public sector sales organization. Each of these managers has employed highly experienced sales account executives and assigned sales territories, responsibilities and quotas to these executives. We expect that these sales executives will seek sales opportunities in large enterprises consisting of Fortune 500 companies and large government agencies with large geographically disbursed networks. resulting in larger average revenue per customer than previously experienced.

This sales organization and strategy has not been executed previously by us. Sales cycles are expected to be longer than previously experienced, less predictable and we may not be successful in closing sales quickly or in a regular or consistent manner from quarter to quarter or year to year. Our dependence upon large enterprise sales may cause fluctuations in revenue from quarter to quarter or year to year.

In addition, our revenue since the fourth quarter of 2003 has been highly dependent upon revenue derived from the federal government and more specifically the Department of Veteran Affairs. We expect that our revenue mix for the foreseeable future to be heavily weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage revenue derived from commercial enterprises will increase gradually in future quarters as our sales executives begin to reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurances that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sale.

Therefore any one customer, or groups of customers, in the same industry segment could be a material component of revenue in any future quarter or year. There can be no assurance that the historical distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary dynamically from period to period. In addition, the concentration of revenue in one industry or customer is largely dependent upon factors outside of our control including, but not limited to, the customer's information technology budget availability, the general economic and political environment, or the complexity of the customer's purchasing process, such as in the federal government.

THE RESULTS OF OUR PRODUCT DEVELOPMENT EFFORTS ARE UNCERTAIN.

We believe that we will need to make significant development expenditures to remain competitive. While we perform extensive quality assurance, usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE REVENUE AND WHICH MAY CAUSE US TO MISS ANALYSTS’ ESTIMATES AND RESULT IN OUR STOCK PRICE DECLINING.

Revenue in the foreseeable future is expected to come primarily from our full life cycle vulnerability management product, Hercules, licensed to Fortune 500 companies and large government agencies, with large and geographically diverse computer networks. As a result, the average dollar volume size of individual orders is expected to increase. The sales cycle to these large enterprise customers and the order size anticipated will generally be longer for Hercules than for shrink wrap commodity software products and as a result, quarterly revenue may be less predictable due to the size and timing of receipt of the orders. Compared with other companies in our industry of larger size, the fluctuations in our revenue and resulting net income or loss may be more volatile from quarter to quarter.

Product development costs and expenses are expected to increase in the future as we develop new products and new version releases of our existing products. Product development expense and the software development cost capitalization rate historically have fluctuated from period to period, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. A delay in the release of any product, feature or functionality could delay revenue, lengthen the sales cycle and result in a material adverse effect to the results of operations.

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

OUR SOFTWARE MAY BE SUBJECT TO DEFECTS AND PRODUCT LIABILITY.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, software defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on our business, operating results and financial condition.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

We have been subject to substantial fluctuations in quarterly revenue and operating results, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

•	the timing and volume of customer orders, customer cancellations, and reductions in orders by our partners;
•	the timing and amount of our expenses;
•	the introduction of competitive products by existing or new competitors;
•	reduced demand for any given product;
•	seasonality in the end-of-period buying patterns of foreign and domestic software markets; and
•	the market's transition between operating systems.

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

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED.

There has been turnover in the management team in the past, including sales and marketing management. The current management team has only been recently assembled. Some members of our management team have worked with each other in the past however we cannot assess at this time the effectiveness of their ongoing working relationships and may be required to make changes in the management team to achieve our objectives.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may illegally copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

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

When licensing of our products, we have in the past relied primarily on shrink wrap licenses that are not signed by licensees. Such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States.

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

In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. While we are not aware of any basis for such claims and are not currently party to any material lawsuits, any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

•	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
•	redesign our products, which would be costly and time-consuming.

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

CT Holdings, Citadel's former parent, is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the pro rata distribution of Citadel common stock to CT Holdings stockholders ("Distribution"), CT Holdings or Citadel (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. Citadel believes that at the time of the Distribution, the spinoff would not have given rise to any such claims although an adverse decision could have a material adverse effect on our financial condition.

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

Furthermore, if the Distribution does not qualify as tax-free, each CT Holdings stockholder who received Citadel Shares in the Distribution would be taxed as if he had received a cash dividend equal to the fair market value of his Citadel Shares on the Distribution Date.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In April 2004, we entered into a loan and security agreement with Comerica Bank. The loan agreement prohibits dividends on shares of our common stock without the consent of Comerica. In connection with the loan agreement, we issued a warrant to purchase 9,881 shares of our common stock to Comerica. This private placement was exempt under Section 4(2) of the Securities Act because it was a limited offering to one accredited investor with no public solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the terms of the Company’s debt agreements, the Company must comply with specified financial maintenance covenants, which include among others, quick ratio, fixed charge coverage ratio and attaining levels of earnings before interest, taxes, depreciation and amortization (EBITDA) on a quarterly basis. As of June 30, 2004, the Company was in compliance with all of these covenants, except for the EBITDA covenant for the quarter ending June 30, 2004. The Company requested and received a waiver from the bank for this covenant.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 Office Lease Agreement, dated May 28, 2004 between the Company and Metropolitan Life Insurance Company.

31.1 Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)/15d-14(a) , As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)/15d-14(a) , As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 6, 2004, we filed a Report on Form 8-K announcing our financial results for the quarter ended March 31, 2004.

On July 7, 2004 we filed a Report on Form 8-K relating to financial guidance for the second quarter of 2004 and the full year ending December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citadel Security Software Inc.
(REGISTRANT)

Date: August 16, 2004

	By:	/s/ STEVEN B. SOLOMON
Steven B. Solomon,
President and Chief Executive Officer
(Duly Authorized Signatory and
Principal Executive Officer)

	By:	/s/ RICHARD CONNELLY
Richard Connelly,
Chief Financial Officer
(Duly Authorized Signatory and
Principal Accounting and Financial Officer)

