Form 10QSB
period 2004-09-30
CITADEL SECURITY SOFTWARE INC
filed 2004-11-15
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Two Lincoln Centre
5420 LBJ Freeway, Suite 1600
Dallas, Texas 75240
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 12, 2004

Common Stock, Par value $.01 per share	29,766,732

Transitional Small Business Disclosure Format Yes ☐ No  ☒

Citadel Security Software Inc.
Form 10-QSB
Quarterly Period Ended September 30, 2004
Table Of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4

Unaudited Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	5

Notes to Unaudited Interim Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operations	16

Item 3. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 6. Exhibits	45

Signatures	47

CITADEL SECURITY SOFTWARE INC.
BALANCE SHEETS

	September 30,
	2004	December 31,
	(unaudited)	2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,615,691	$5,092,161
Accounts receivable-trade, less allowance of $209,000 and $78,500	7,642,951	1,699,154
Prepaid expenses and other current assets	1,146,337	214,655
Total current assets	18,404,979	7,005,970

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $1,618,810 and $1,213,427	3,436,413	635,748
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
amortization of $3,936,550 and $3,145,138	3,937,782	2,075,169
OTHER ASSETS	85,646	17,243
TOTAL ASSETS	$25,864,820	$9,734,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$292,444	$-
Accounts payable and accrued expenses	3,249,759	1,372,826
Payroll tax obligations	346,696	252,317
Accrued compensation	1,837,288	516,128
Deferred revenue	3,316,162	2,805,195
Preferred stock dividends payable	187,500	-
Notes and advances payable to related parties	-	16,903
Total current liabilities	9,229,849	4,963,369

LONG-TERM DEBT	505,132	-
Total liabilities	9,734,981	4,963,369

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $1,000 stated value per share;
1,000,000 shares authorized;
15,000 and 0 shares issued and outstanding
Liquidation preference of $15,187,500	10,640,305	-
COMMON STOCK, $.01 par value per share;
50,000,000 shares authorized;
29,728,790 and 27,830,511 shares issued and outstanding	297,287	278,305
ADDITIONAL PAID-IN CAPITAL	44,216,320	41,109,824
ACCUMULATED DEFICIT	(39,024,073)	(36,617,368)
STOCKHOLDERS' EQUITY	16,129,839	4,770,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,864,820	$9,734,130

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003

Revenue
License fees	$7,071,477	$619,034	$11,813,554	$1,492,638
Customer support and services	701,987	110,900	1,725,824	290,287
Total revenue	7,773,464	729,934	13,539,378	1,782,925

Costs of revenue
Software amortization	339,689	133,566	791,412	270,018
Customer support and services costs	393,386	129,395	1,016,846	186,505
Shipping and other costs	13,105	16,837	18,279	35,289
Total costs of revenue	746,180	279,798	1,826,537	491,812

Operating expenses
Selling, general and administrative expense	5,483,405	1,574,336	12,429,695	4,444,441
Product development expense	396,069	51,390	1,353,169	211,606
Depreciation expense	163,865	58,548	405,383	137,742
Total operating expenses	6,043,339	1,684,274	14,188,247	4,793,789
Operating income (loss)	983,945	(1,234,138)	(2,475,406)	(3,502,676)

Interest income	29,390	-	87,494	-
Interest expense	(17,343)	(1,169,206)	(28,712)	(1,289,870)
Other income (expense)	-	(35,500)	9,919	(35,500)
Write-off of note receivable from related party	-	-	-	(225,000)
Income (loss) before income taxes	995,992	(2,438,844)	(2,406,705)	(5,053,046)

Provision for income taxes	-	-	-	-
Net income (loss)	995,992	(2,438,844)	(2,406,705)	(5,053,046)
Preferred stock dividends	(187,500)	-	(477,440)	-
Accretion of preferred stock beneficial
conversion feature	(61,542)	-	(153,855)	-
Net income (loss) to common shareholders	$746,950	$(2,438,844)	$(3,038,000)	$(5,053,046)

Net income (loss) per share
to common shareholders
- basic	$0.03	$(0.11)	$(0.10)	$(0.24)
- diluted	$0.02	$(0.11)	$(0.10)	$(0.24)

Weighted average common shares outstanding -
- basic	29,664,109	22,498,271	29,186,053	20,725,220
- diluted	33,932,949	22,498,271	29,186,053	20,725,220

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,406,705)	$(5,053,046)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,196,795	407,761
Provision for returns, allowances and bad debts	130,500	15,000
Amortization of debt issue costs recognized as interest expense	10,033	-
Amortization of debt discount	-	111,242
Common stock and warrants issued for services	-	244,210
Beneficial conversion feature of convertible
debt recognized as interest expense	-	641,219
Common stock issued in conjunction with convertible
debt recognized as interest expense	-	480,375
Write-off of note receivable from related party	-	225,000
Changes in operating assets and liabilities
Accounts receivable-trade	(6,074,297)	(583,824)
Prepaid expenses and other current assets	(931,682)	(11,158)
Other assets	(6,202)	-
Accounts payable and accrued expenses	1,876,933	381,260
Payroll tax obligations	94,379	(570,323)
Accrued compensation	1,321,160	(11,870)
Deferred revenue	510,967	161,863
NET CASH USED IN OPERATING ACTIVITIES	(4,278,119)	(3,562,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,206,048)	(286,988)
Capitalized software development costs	(2,654,025)	(1,273,306)
Payment received on note receivable	-	201,000
Issuance of note receivable to CT Holdings	-	(225,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,860,073)	(1,584,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock	13,797,283	-
Net borrowings on bank lines of credit	797,576	-
Debt issuance costs	(26,396)	-
Net proceeds from the issuance of common stock	-	2,397,467
Net proceeds from the exercise of warrants	216,549	1,122,814
Net proceeds from exercise of employee stock options	183,552	-
Proceeds of notes and advances from related parties	-	872,119
Payments on notes and advances from related parties	(16,903)	(1,306,300)
Preferred stock dividends paid	(289,939)	-
Proceeds from notes payable to shareholders	-	2,570,000
Payments on notes payable to shareholders	-	(275,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,661,722	5,381,100
Net increase in cash and cash equivalents	4,523,530	234,515
Cash and cash equivalents at the beginning of the period	5,092,161	12,829
Cash and cash equivalents at the end of the period	$9,615,691	$247,344

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS continued

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003

Interest paid	$18,679	$41,161
Non-cash financing items:
Preferred stock dividend accrued	$187,500	$-
Beneficial conversion feature of
convertible preferred stock	$984,649	$-
Accretion of beneficial conversion feature
of convertible preferred stock	$153,855	$-
Fair value of warrants issued in connection with
sale of preferred stock	$2,326,184	$-
Issuance of common stock through exercise of
exchange right by officer	$15,000	$-
Fair value of warrants issued in conjunction with bank lines
of credit recorded as deferred financing costs	$45,838	$-
Exercise of stock options in exchange for note payable plus
accrued interest due former director	$-	$276,000
Conversion of note payable plus accrued
interest into shares of common stock	$-	$232,000
Note payable issued for financing fees
recorded as debt issuance costs	$-	$212,000
Warrants to purchase common stock issued with convertible
note payable recorded as debt issuance cost	$-	$121,725
Beneficial conversion feature of convertible notes
payable recorded as debt discount	$-	$1,489,660
Common stock issued with convertible notes payable
recorded as debt discount	$-	$1,020,645
Note receivable from employee in exchange for exercise
of stock options	$-	$42,500
Note payable issued as settlement of accounts payable	$-	$50,000

The accompanying notes are an integral part of these financial statements.

Citadel Security Software Inc.
Notes To Unaudited Interim Financial Statements
For The Three And Nine Months Ended September 30, 2004

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

The Company's security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a  business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a stand alone company. The Company is a Delaware corporation and is headquartered in Dallas, Texas with an additional office in Reston, Virginia. On April 30, 2004 the Company’s stock moved from the OTCBB to the Nasdaq SmallCap Market and trades under the symbol "CDSS". Citadel’s website can be found at www.citadel.com.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received, delivery has occurred to the customer through electronic download or if software media and documentation is shipped, when shipped if delivery terms are FOB "Origin" or when delivered if delivery terms are FOB "Destination". In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts do not include explicit rights to new versions of the software or new products. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract.

The Company's products are typically licensed separately and are not typically bundled with professional services, training or other products and services. When additional products and services are grouped together, revenue is allocated to the components based on vendor specific objective evidence and recognized separately for each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download the Company’s products from its secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been recorded at September 30, 2004. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2004.

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

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was fixed-fee order and shipment had occurred in December 2003 and the Company determined that the collection of the revenue was probable, the Company deferred revenue recognition because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1.7 million in June 2004.

The Company also offers its Hercules product to customers under subscription licenses with one year to five year terms. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use Hercules, to post sale customer support and to the vulnerability updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the nine months ended September 30, 2004 or 2003.

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

Software Development Costs

The Company follows the guidance in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," to account for internally-generated software development costs associated with new products and significant enhancements to existing software products. These software development costs are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the development projects, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities including independent product testing and certification labs. Software development costs not qualifying for capitalization are recorded and reported as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at September 30, 2004 or December 31, 2003. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product development expense, net of capitalized software development costs	$396,069	$51,390	$1,353,169	$211,606
Software development costs capitalized	879,123	370,537	2,654,025	1,273,306
Software amortization expense	339,689	133,566	791,412	270,018

Net Income (Loss) per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic net income (loss) per share to common shareholders:

Net income (loss) to common shareholders	$746,950	$(2,438,844)	$(3,038,000)	$(5,053,046)

Weighted average number of common shares outstanding during the period	29,664,109	22,498,271	29,186,053	20,725,220

Basic net income (loss) per share to common shareholders	$0.03	$(0.11)	$(0.10)	$(0.24)

Diluted net income (loss) per share to common shareholders:

Net income (loss) to common shareholders	$746,950	$(2,438,844)	$(3,038,000)	$(5,053,046)

Weighted average number of common shares outstanding during the period	29,664,109	22,498,271	29,186,053	20,725,220
Shares issuable from assumed exercise of options	4,268,840	-	-	-

Total shares for purpose of calculating diluted net income per share	33,932,949	22,498,271	29,186,053	20,725,220

Diluted net income per share	$0.02	$(0.11)	$(0.10)	$(0.24)

Basic net income (loss) per common share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. In loss periods presented, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

For the three months ended September 30, 2004, the Company determined that options for 1,947,109 shares of common stock, warrants for 1,434,881 shares of common stock and the 3,000,000 shares of common stock issuable upon the conversion of the convertible preferred stock have exercise or conversion prices above the average market price and therefore have been excluded from the computation of diluted earnings per share for the quarter ended September 30, 2004 as their inclusion would be antidilutive.

For the three months ended September 30, 2004 the weighted average shares outstanding were 29,664,109 and the diluted weighted average shares outstanding were 33,932,949, respectively. The effect of dilutive stock options outstanding during the three months ended September 30, 2004 for 4,268,840 shares of common stock have been included in the computation of diluted income per share to common shareholders for the three months ended September 30, 2004 but excluded from the computation of the net loss per share to common shareholders for the nine months ended September 30, 2004 as they were antidilutive for the nine month period.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and nine months ended September 30, 2004 and 2003 the pro forma effect on net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) to common stockholders as reported	$746,950	$(2,438,844)	$(3,038,000)	$(5,053,046)
Add: Stock-based employee compensation expense included in reported net income (loss)	-	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(519,907)	(160,046)	(1,371,135)	(482,605)

Pro forma net income (loss) to common shareholders	$227,043	$(2,598,890)	$(4,409,135)	$(5,535,651)

Net income (loss) per share to common shareholders
As reported
- basic	$0.03	$(0.11)	$(0.10)	$(0.24)
- diluted	$0.02	$(0.11)	$(0.10)	$(0.24)
Pro forma
- basic	$0.01	$(0.12)	$(0.15)	$(0.27)
- diluted	$0.01	$(0.12)	$(0.15)	$(0.27)

NOTE B - CONCENTRATION OF CREDIT RISK

At September 30, 2004, the Company had approximately $9,616,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from them. At September 30, 2004 the Company had a current account receivable amount of approximately $7.3 million due from one customer, DigitalNet Government Solutions LLC, an information technology solutions provider to the federal government, which compromised approximate 95% of the Company’s outstanding accounts receivable. Allowances for credit losses are maintained at levels considered adequate by management.

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was a fixed-fee order, shipment had occurred in December 2003 and the Company determined that the collectibility of the revenue was probable, the Company deferred revenue recognition for this $1.7 million because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1.7 million. Deferred revenue at September 30, 2004 was approximately $3,316,000 consisting of the unearned revenue associated with the remaining terms of post sales customer support and service agreements in force at September 30, 2004.

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:
	September 30,	December 31,
	2004	2003
Prepaid insurance	$76,495	$96,699
Prepaid marketing and advertising expenses	535,713	117,956
Prepaid commissions	534,129	-
	$1,146,337	$214,655

NOTE D - ACCRUED COMPENSATION

Accrued compensation at September 30, 2004 and December 31, 2003 are comprised of the following:

	September 30,	December 31,
	2004	2003
Accrued salaries and wages	$-	$188,263
Accrued commissions and incentive compensation	1,584,303	224,943
Accrued vacation pay	252,985	102,922
	$1,837,288	$516,128

NOTE E - LONG-TERM DEBT

In April 2004, the Company completed a loan agreement with a bank, securing three credit lines aggregating $3,500,000. Of this amount, $750,000 is a revolving line of credit. Any borrowings against this revolving line of credit will be secured by the eligible accounts receivable of the Company. Interest accrues at a rate of 1.5% above the bank’s prime lending rate which was 4.75% at September 30, 2004. There were no borrowings outstanding at September 30, 2004 under the $750,000 revolving line of credit. The remaining $2,750,000 credit line is available in two tranches to fund capital equipment expenditures through December 31, 2004. Any borrowings will be secured by the equipment and are payable over thirty-nine months, interest only during the first nine months and principal and interest for the remaining thirty months. Interest accrues at 1.75% above the bank’s prime lending rate, 4.75% at September 30, 2004.

The Company is required to maintain its cash balances at this bank and is subject to meeting certain covenants, including the closing of the Series A Preferred offering, discussed in Note F, and the maintenance of certain operating ratios. The bank received warrants to purchase 9,881 shares of common stock. The warrants have a seven year term and an exercise price of $5.06 per share. The fair value of the warrants of $45,838 has been recorded as deferred financing fees and will be amortized to interest expense over the thirty-six month term of the lines of credit. During the nine months ended September 30, 2004 the Company borrowed approximately $798,000 against a line of credit for the purchase of information technology assets to support the growth in employees and infrastructure.

Under the terms of its debt agreements the Company must comply with specified financial maintenance covenants, which include among others, quick ratio, fixed charge coverage ratio and attaining levels of earnings before interest, taxes, depreciation and amortization (EBITDA) on a quarterly basis. At September 30, 2004, the Company was in compliance with all of these covenants.

NOTE F - PREFERRED STOCK ISSUANCE

On February 10, 2004 the Company completed a private placement of $15,000,000 in gross proceeds for the issuance of 15,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and five-year warrants ("Warrants") for 1.2 million shares of common stock. The Series A Preferred has a maturity of four years and is convertible into common stock of Citadel at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. The Series A Preferred have a liquidation preference in an amount equal to their stated value of $1,000 per share plus accrued and unpaid dividends. Holders of the Series A Preferred have liquidation preference rights over common stockholders. Citadel also has the right to automatically convert the Series A Preferred into common stock upon achieving certain milestones. On the maturity date, the Company shall, at its option, either (i) require that each share of the Series A Preferred then outstanding automatically convert into shares of common stock or (ii) pay to the holder thereof cash in the amount of the liquidation preference for each share of Series A Preferred then outstanding. The Warrants have an exercise price of $5.15 per share. Dividends on the preferred stock are payable quarterly in cash at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option and if certain milestones are met. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in certain limited events.

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

NOTE G - EXCHANGE RIGHT

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

NOTE H - STOCK EXERCISE

During the nine months ending September 30, 2004, there were 233,279 employee stock options and 165,000 warrants exercised providing proceeds of $183,552 and $216,549, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company’s current headquarters office lease will expire in February 2005. On May 3, 2004 the Company entered into an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The average monthly rent over the term of the new lease is approximately $51,000 per month. The new office space is being renovated and is expected to be available for occupancy during the fourth quarter of 2004. At September 30, 2004 the Company had entered into approximately $1,500,000 of non-cancelable purchase orders for information technology equipment, furniture and renovations related to the new office space.

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

NOTE J - RELATED PARTY TRANSACTION

During the nine months ended September 30, 2004 the Company recorded revenue of approximately $17,000 and deferred post sale customer support services revenue of approximately $3,000 for fees from a Hercules license granted to the investment fund that holds 15,000 shares of convertible preferred stock issued in February 2004 convertible into 3,000,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock. The license fee and support services contract were invoiced at list price with normal payment terms and the total amount outstanding of approximately $20,000 was collected in July 2004. The deferred revenue balance will be recognized as revenue ratably over the term of the contract. The Company believes that this transaction is an arms length transaction and is properly recorded in its financial statements.

In August 2004, the Board of Directors approved to extend the Transition Agreement between Citadel and CT Holdings for an additional one year period.

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

Cautionary Statement Regarding Forward Looking Statements

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel Security Software Inc. ("Citadel" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time to time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel's filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of their executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel's future performance, including but not limited to:

•	possible or assumed future results of operations;
•	future revenue and earnings; and
•	business and growth strategies

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel: revenue recognition policies that may delay recognition of revenues; the ability of government entities to terminate licenses of our products for convenience; the current economic and geopolitical environment; current information technology spending trends; the uncertainty of funding of government information technology security projects; a lack of Citadel operating history; uncertainty of product acceptance; uncertainty of ability to compete effectively in a new market; the uncertainty of profitability and cash flow of Citadel; intellectual property rights and dependence on key personnel; economic conditions; the continued impact of terrorist attacks, global instability and potential U.S. military involvement; the competitive environment and other trends in the company's industry; changes in laws and regulations; changes in the company's business plans; interest rates and the availability of financing; liability and other claims asserted against the company; labor disputes; the company's ability to attract and retain qualified personnel; inflation; and those described under Risk Factors.

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

OUR BUSINESS

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

New Product Releases

ConnectGuard

ConnectGuard, a component of Hercules, is a host-based quarantine and remediation solution that offers proactive security management for machines disconnected from the network. This product blocks network traffic from remote and local machines reconnecting to the network, checks for security policy compliance, and applies remedies to out-of-compliance machines. Endpoint security is enforced by verifying that protected devices are hardened, properly patched, configured and running up-to-date virus software before being allowed to connect to the network. ConnectGuard provides flexible administration and control capabilities and can be configured to protect individual devices, groups of devices or servers.

AssetGuard

AssetGuard provides the ability to collect detailed workstation and server device information and store that information in the Hercules database. By providing complete inventory data on workstations and servers, AssetGuard enables the user to perform detailed queries to rapidly identify devices that need vulnerability remediation or IT policy enforcement. AssetGuard is designed to improve how users discover and inventory the devices on their network, search and group them into configuration profiles, and automatically apply the remedies necessary to successfully repair those devices and enforce IT policies.

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

REVENUE RECOGNITION

Our revenue recognition policies are designed to follow the guidance described in Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The application of these revenue recognition requirements is based upon management’s judgment and management considers several factors including but not limited to, whether the license term has begun or whether the delivery process has been completed. Revenue from license fees is generally recognized when a fixed fee order has been received from a customer, delivery has occurred to the customer either through electronic download or delivery to a third party freight carrier if software media is physically shipped, and the collectibility of the invoiced amounts is probable. Post sale customer support contracts provide the customer the right to telephone support, software patches (software bug fixes), vulnerability remediation updates and software updates on a when and if available basis. During the third quarter of 2004 we began to offer these components separately to our customers. When sold together the customer receives a discount to the aggregation of the prices of the individual component services. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the customer support contract. Services revenue such as training or custom development services are recognized as revenue when the services have been performed.

Our products are generally sold standalone but occasionally are bundled with professional services, training or other products and services. When additional products and services are grouped together, revenue is allocated to the components based on vendor specific objective evidence ("VSOE") and recognized separately for each component as described in SOP 97-2, SOP 98-9 and SAB 104. In determining VSOE, management considers several factors that include price lists, historical transactions with similar terms and conditions and the interpretation of the contractual agreement. If any of these factors are misinterpreted, the result could be an error in the amount or period of the revenue recognized.

Hercules is also available to our customers under a one to five year subscription license in addition to a perpetual license. The customer may renew the subscription at the end of the two-year term or may convert the subscription into a perpetual use license at any time for an additional fee. Under the subscription license the customer receives the right to use the product, post sale customer support and remediation signature updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. The subscription license model offers customers under budget constraints the ability to license our product for fees substantially less than the perpetual license fees. This model has the initial effect of lowering our revenue and cash flow as compared to the perpetual model but we believe has a benefit of sustainable recurring revenue and cash flow over the average life of the subscriptions. We believe that this licensing model will not change our cost structure or our obligation to provide post sale customer support or vulnerability remediation update services. There can be no assurance that we will be successful with this subscription model or that revenue, cash flow or costs may not be adversely affected by unknown or unidentified factors.

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

As a convenience to our government customers, our products can be sold through government contractors, including federal government system integrators. These government contractors have long term relationships with the various agencies and hold the preferred purchasing and contracting vehicles for the agencies. Our contracts with these government contractors do not contain an explicit right of return, however, these government contractors may order our products in advance of receiving the order from the government agency. When we are aware of these circumstances, we defer revenue recognition until the government contactor has received the authorization to deploy our products to the government agency ordering the services of that government contractor.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected lifecycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004
As Compared With Three and Nine Months Ended September 30, 2003

OPERATIONAL HIGHLIGHTS

Key operational highlights include:

•	Revenue in the third quarter was $7.8 million a 126 % increase over the second quarter 2004 revenue and a 965% increase over the third quarter of 2003.

•	The three months ended September 30, 2004 represented our first quarter of net income.

•	Revenue through the nine months ended September 30, 2004 was $13.5 million a 659% increase over the nine months ended September 30, 2003.

•
Two enterprise license and services orders were received in the third quarter. The first was a $1.7 million order for Hercules from MCI, a global communications and services company. The second was an $8.6 million enterprise order for Hercules, including training and consulting services, by the Department of Defense.

•
Revenue was generated from 36 customers during the third quarter that stratify several industry segments including, 8 government, 4 financial services, 5 education, 7 healthcare, and 12 corporate customers.

•	Hercules 3.0 was affirmed at Common Criteria level EAL 3

•	Hercules 3.5 and AssetGuard announced for general availability in the fourth quarter of 2004.

•	At September 30, 2004 we employed 134 people versus 55 employees at September 30, 2003.

•	Balance sheet shows $9.6 million in cash, $7.6 million in accounts receivable, $9.2 million in working capital and $16.1 million of stockholders’ equity.

REVENUE

The components of revenue for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue from:
License fees
Hercules	$7,091,552	$600,464	$8,984,609	$1,011,686
SecurePC	13,675	22,020	392,200	411,822
NetOFF	4,855	3,950	2,504,939	76,530
Provision for returns and allowances	(38,605)	(7,400)	(68,194)	(7,400)
	7,071,477	619,034	11,813,554	1,492,638
Customer support contracts	673,317	110,760	1,661,076	281,421
Other services	28,670	140	64,748	8,866

	$7,773,464	$729,934	$13,539,378	$1,782,925

Revenue for the three months ended September 30, 2004 and 2003 was $7,773,464 and $729,934, respectively, representing an increase of $7,043,530 or 965% for the 2004 quarter over the three months ended September 30, 2003. The increase is primarily attributed to recognizable revenue on higher orders received for Hercules during the quarter ended September 30, 2004 versus the same quarter in 2003 and higher ratable revenue recognized from post sale customer support services contracts in force during the quarter ended September 30, 2004 versus the same quarter of 2003.

During the quarter we received orders for approximately $10.9 million of product, customer support contracts and services engagements. After applying revenue recognition criteria, revenue from license fees was $7,071,477 and grew $6,452,443, or 1,042%, for the three months ended September 30, 2004 versus the same period in 2003. The growth is primarily attributable to two orders, a $8.6 million dollar order from the Department of Defense through a systems integrator, for Hercules and ConnectGuard, our vulnerability management and endpoint security management products. In addition, we received a $1.7 million order for Hercules and ConnectGuard from MCI, a global communications and services company. Revenue from customer support contracts was up $562,557, or 508% due to the higher numbers of post sale customer support contracts in force during the third quarter of 2004 versus the third quarter of 2003.

Orders for our products, customer support contracts and professional services in the nine months ended September 30, 2004 were approximately $17.1 million. After applying revenue recognition criteria, recognized revenue for the nine months ended September 30, 2004 and 2003 was $13,539,378 and $1,782,925, respectively, an increase of $11,756,453, or 659%. Higher revenues are the result of higher orders for our Hercules vulnerability management solution and NetOFF, our desktop logoff security solution. Revenue from license fees, increased $10,320,916 or 691%, to $11,813,554 for the nine months ended September 30, 2004 versus $1,492,638 for the nine months ended September 30, 2003. Revenue recognized from post sale customer support service contracts was $1,661,076 during the nine months ended September 30, 2004 versus $281,421 during the nine months ended September 30, 2003 representing an increase of $1,379,655 or 490%. The revenue increase is primarily due to higher numbers of post sale customer support contracts in force during the nine months ended September 30, 2004 versus the nine months ended September 30, 2003. We expect that Hercules products including ConnectGuard and AssetGuard, will contribute to revenue during the remainder of the year ending December 31, 2004, however there can be no assurance that the higher demand for our products will continue or that we will be successful in achieving the projected levels of revenue.

We focus our licensing efforts on industry segments including government, education, healthcare, financial institutions and corporations in all other industry segments. This is due, in part, to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act ("GLB") for financial services businesses, Federal Information Security Management Act ("FISMA") and many other government initiatives surrounding cybersecurity issues. The approximate percentage revenue distributed by the industry segments we target was as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Healthcare	1%	9%	- %	21%
Education	1%	1%	1%	4%
Financial services	1%	- %	3%	19%
Government	80%	88%	85%	49%
All other, primarily corporations	17%	2%	11%	7%

The approximate percentage of total revenue from customers representing 10% or more of total revenue during the three and nine months ended September 30, 2004 and 2003, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Industry
End User Customer	2004	2003	2004	2003	Segment
Defense Information Systems Agency	71%	- %	41%	- %	Government
MCI	16%	- %	9%	- %	Corporate
Department of Veteran Affairs	7%	3%	42%	1%	Government
Washington Mutual Bank	- %	- %	3%	19%	Financial
National Science Foundation	- %	25%	- %	11%	Government
US Air Force	- %	20%	- %	9%	Government
Department of Health and Human Services	- %	19%	- %	8%	Government
US Army Corps of Engineers	- %	11%	- %	5%	Government

Although the customers listed above represent a large portion of the revenue for the three and nine month periods presented, we do not expect to rely upon any one customer, group of customers or industry segment as a single source of recurring revenue. We expect that revenue from the licensing of our products will be derived from large enterprises consisting of Fortune 500 companies and large government agencies. Our revenue mix for the foreseeable future is expected to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage revenue derived from commercial enterprises will increase gradually in future quarters as our sales force begins to reach the end of the long sales cycles in accounts in the commercial sector. Therefore any one customer, or groups of customers, in the same industry segment could be a material component of revenue in any future quarter or year. In addition, our dependence upon large enterprise sales may cause fluctuations in revenue from quarter to quarter or year to year. There can be no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will be highly volatile and vary dramatically from period to period. In addition, the concentration of revenue in one industry or customer is largely dependent upon factors outside of our control including, but not limited to, the customer's information technology budget availability, the general economic and political environment, or the complexity of the customer's purchasing process, such as in the federal government.

COSTS OF REVENUE

The components of costs of revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Costs of revenue
Software amortization	$339,689	$133,566	$791,412	$270,018
Customer support and services costs	393,386	129,395	1,016,846	186,505
Shipping and other costs	13,105	16,837	18,279	35,289
Total costs of revenue	$746,180	$279,798	$1,826,537	$491,812

Software Amortization

Software amortization begins at the time a new product or new version of the product is released for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Software amortization increased $206,123, or 154%, in the quarter ended September 30, 2004 versus the quarter ended September 30, 2003 due to higher average balances of amortizable capitalized software development costs related to new products versions released since September 30, 2003. Similarly the software amortization for the nine months ended September 30, 2004 increased $521,394, or 193%, over the nine months ended September 30, 2003 also due to higher average balances of amortizable capitalized software development costs.

As we employ and assign more development engineers and quality assurance personnel to our software projects, we expect the amount of capitalized software development costs will increase and that software amortization will increase as the new projects are released for commercial availability. Approximately $2.3 million of capitalized costs became amortizable during the nine months ended September 30, 2004 primarily due to the release of Hercules 3.0 in the second quarter of 2004 and a subsequent point release in the third quarter of 2004. At September 30, 2004 approximately $1.2 million of total capitalized software development cost related to products under development was not yet amortizable of which substantially all will begin amortization upon the release of Hercules 3.5 and AssetGuard in the fourth quarter of 2004.

Our product development road map includes the development of new products, features and functionality of our existing products, including versions of Hercules that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. In addition, we are anticipating submitting the next release of Hercules to the EAL4 level of Common Criteria certification in early 2005. These factors are expected to increase the amount of capitalized software development costs and when completed, will increase the software amortization expense in future periods. In addition, software amortization will vary from period to period according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs of approximately $3.9 million to the net realizable value of the capitalized software at September 30, 2004 indicated that the unamortized capitalized software balances did not exceed net realizable value. Accordingly, no write-down was required during the three or nine month periods ended September 30, 2004. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Customer Support and Other Services

Customers may purchase service components such as software updates on a when and if available basis, telephone support or Vflash remedy content, separately or bundled under one maintenance agreement. The costs associated with these contractual customer support obligations are classified as costs of revenue.

The costs of customer support and other services for the quarters ended September 30, 2004 and 2003 of $393,386 and $129,395, respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability remedies and manage the V-Flash remedy database. The increase in the customer support and other services costs of $263,991, or 204% in the quarter ended September 30, 2004 over the quarter ended September 30, 2003 and the increase in the customer support and other services costs of $830,341, or 445%, during the nine months ended September 30, 2004 over the similar period ended September 30, 2003 are directly attributable to the increase in personnel performing these functions. At September 30, 2004, we had 4 full time personnel assigned to the post contract customer support organization versus 1 full time employee assigned to customer support at September 30, 2003. In addition, at September 30, 2004, we employed 17 security engineers versus 8 security engineers at September 30, 2003.

In addition to standard and premium support services, under customer support services contracts, Hercules customers receive access to the Hercules remedies, available via the Hercules update service known as V-Flash. To meet this contractual obligation, we employ a team of security engineers to write new remedies that address the latest vulnerabilities identified by various sources of new security vulnerabilities, including data supplied by third parties under contract, data published by Carnegie Mellon University’s CERT/CC®, data provided by scanning partners and data from various security Internet forums. As exploits and vulnerabilities are discovered, the security engineers quickly respond to the new threats by writing remedies to counteract the newly discovered vulnerabilities. The security engineers also maintain and update the V-Flash database with the new remedies they write. The database currently holds in excess of 19,000 remedies. Customers are encouraged to update their local V-Flash database frequently by performing the update actions within Hercules which access the V-Flash database via the Internet.

Included in the customer support and other services cost for the nine months of 2004 is approximately $29,000 for the costs associated with training revenue. Training costs are expected to increase in the foreseeable future as we expand our training offerings and add personnel to support the training of our customers about lifecycle vulnerability management, best practices and the use of Hercules. In addition, we have begun offering professional services through a department that will generate revenue from security service offerings to assist customers in improving their security architecture and implementing security best practices focused around lifecycle vulnerability management. We expect that the costs of revenue associated with training and professional services will increase proportionately to the services revenue as services revenues are earned, however there can be no assurance that we will be successful in achieving the successful execution of these service offerings.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules and third party royalties for technology embedded in Hercules. Shipping and other costs for the quarters ended September 30, 2004 and 2003 were $13,105 and $16,837, respectively. Once a customer has been qualified by a sales representative, the customer may be directed to a secure website to download a limited use, fully functional copy of Hercules for evaluation purposes prior to the customer committing to license the product. Due to the size of the download the customer may request that a CD with the software be delivered to them or installed by a security engineer. The evaluation copy is a full featured, fully functional version of the software that will time out after the evaluation period expires. Once the customer issues a purchase order for the license, a permanent license key is provided for the quantity of licenses ordered and the time frame for use of the license. Our delivery process reduces the costs of shipping and preparation of media and documentation versus traditional media preparation and delivery methods. We expect that shipping and media preparation costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative ("SG&A") expenses of $5,483,405 and $1,574,336 for the quarters ended September 30, 2004 and 2003, respectively, representing an increase of $3,909,069, or 248%. For the nine months ended September 30, 2004 and 2003, we incurred SG&A expense of $12,429,695 and $4,444,441, respectively, an increase of $7,985,254, or 180%.

The increase in SG&A expense, as more fully described below, is primarily due to the increase in the number of personnel employed during the nine months ended September 30, 2004 over the nine months ended September 30, 2003. Our 2004 operating plan called for the build up of the business infrastructure required to execute the revenue plan surrounding the marketing and licensing of our vulnerability management product, Hercules. At September 30, 2004, we employed 58 professionals in sales functions including, field sales, telesales, professional services, training, business development, pre-sales engineering, lead generation and marketing. At September 30, 2004 there were 24 quota carrying sales representatives focused on the commercial and government markets, including 4 sales managers. Included in the 58 professional above are 14 sales engineers that support the commercial and federal government sales organizations in the pre-sales technical support and professional services efforts. The remaining 20 personnel focus on marketing, lead generation, professional services and training activities. Also included in SG&A are 14 people employed in the functional areas of finance, information technology, administration and general management including our CEO and CFO. At September 30, 2003 we employed 24 professionals in sales, marketing and business development, and 8 people in information technology, finance, administration and general management including our CEO and CFO.

Our sales function is organized into four sales regions including the east, west and central states as well as a sales office in Washington, DC to sell to the federal government. We have hired and are continuing to hire sales and marketing professionals within the regions to achieve sales goals of licensing Hercules to Fortune 500 companies and large federal government agencies. By year end 2004 we expect to have hired up to 30 quota carrying sales executives, including the regional sales managers and expect the total sales and marketing organizations to consist of approximately 65 professionals, including in addition to the sales executives, 14 sales engineers, 3 business development managers and 10 marketing professionals. In addition, we expect to build a small professional services organization of initially 5 people. We believe that this sales and marketing organization will allow us to achieve our revenue targets for the remainder of 2004 and into 2005, although there can be no assurance that we will be successful with this organization in achieving those goals.

The increases in SG&A expense during the three and nine months ended September 30, 2004 over the three and nine months ended September 30, 2003 were approximately $3,909,000 and $7,985,000, respectively. The primary reason for the increase in SG&A is due to the increase in the number of employees categorized as SG&A and the related increases in the infrastructure of the Company. The significant categories of expense increases are illustrated below.

	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Categories of selling, general and administrative expense increases (decreases)	2004 Over 2003	2004 Over 2003
Salaries and benefits associated with the increase in employees	$1,397,000	$3,024,000
Incentive compensation associated with higher revenue	1,446,000	2,472,000
Travel and entertainment associated with increases in employees and customer sales activities	173,000	481,000
Direct marketing expense associated with trade shows, advertising and other marketing expenses	337,000	709,000
Professional fees including accounting, legal, investor relations, public relations and recruiting fees	178,000	797,000
Rents	122,000	193,000
Other expenses related to insurance, maintenance fees, supplies, business taxes and other office support expenses	256,000	309,000
Total increase in SG&A	$3,909,000	$7,985,000

We expect SG&A expenses will increase quarter to quarter in 2004 until we are fully staffed in sales and marketing personnel. We expect to add more employees focused in sales, marketing, and business development activities. Our goal has been to hire up to 30 quota carrying sales representatives along with additional sales engineers, strategic business development managers, marketing professionals and personnel to support the regional field sales teams. By the end of 2004 we expect to be fully staffed in all departments with approximately 140 to 160 employees, with approximately 80 to 85 in SG&A. We expect that our strategy to build infrastructure ahead of revenue will cause expense to increase faster than revenue for a period of up to nine months or until such time as these new sales executives begin to meet their territory revenue goals.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff for the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense. A summary of product development expense net of capitalized development costs for the three and nine months ended September 30, 2004 and 2003 are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product development expense, net of capitalized software development costs	$396,069	$51,390	$1,353,169	$211,606
Software development costs capitalized	879,123	395,367	2,654,025	1,273,306
Gross product development expense	$1,275,192	$446,757	$4,007,194	$1,484,912
Capitalized costs as a percentage of gross product development expense	69%	88%	66%	86%

The increase in development expense is primarily due to the increase in pay and benefits expenses associated with the increase in the number software development engineers and quality assurance engineers employed during the respective periods presented as well as the costs of third party development projects and the Common Criteria certification testing. At September 30, 2004, we employed 38 software development and quality assurance engineers versus 15 software development and quality assurance engineers at September 30, 2003.

The capitalization rate is the percentage of capitalized costs to total gross product development costs for the period. The capitalization rate was 69% in the third quarter of 2004 versus 88% in the third quarter of 2003. The capitalization rate was 66% for the nine months ended September 30, 2004 versus 86% for the nine months ended September 30, 2003. The decrease in the capitalization rate is primarily due to the expensing of higher levels of non-capitalizable costs and expenses including development projects that had not reached technological feasibility, software hotfixes and product maintenance releases during the periods presented.

Capitalized software development costs and product development expense are expected to increase in the foreseeable future as new projects enter the development queue and we release new products and new versions of our products. Product development expense and the capitalization rate historically have fluctuated from period to period, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. We expect that the capitalization rate will range between 60% and 70% of gross product development expense in any quarter or year but there can be no assurance that the capitalization rate will remain within this range. In addition, our plan calls for growing the number of software and quality assurance engineers from 38 to approximately 50. Therefore product development expense and capitalized costs are expected to increase for the foreseeable future. The capitalization rate will fluctuate from period to period depending on when a project reaches technological feasibility and the number of required product maintenance releases.

DEPRECIATION EXPENSE

Depreciation expense for the quarters ended September 30, 2004 and 2003 was $163,865 and $58,548, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $405,383 and $137,742, respectively. The increase of $105,317, or 180%, for the three months ended September 30, 2004 over the three months ended September 30, 2003, and the increase of $267,641, or 194% ,for the nine months ended September 30, 2004 over the nine months ended September 30, 2003 is attributable to an increase in capital expenditures supporting our growth in people and infrastructure resulting in higher average depreciable balances of property, equipment and leasehold improvements at and during the periods as represented by the table below.

	Nine Months Ended
	September 30,
	2004	2003
Capital expenditures for depreciable property and equipment	$3,206,048	$286,988

	September 30,
	2004	2003
Net property and equipment balances	$3,436,413	$635,748

As a result of these capital expenditures plus planned capital expenditures we expect depreciation to increase until the growth in infrastructure and personnel is completed by year end 2004.

INTEREST EXPENSE

The components of interest expense for the three and nine months ended September 30, 2004 and 2003 are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest on bank debt	$11,323	$-	$16,976	$-
Interest on notes payable	-	37,103	-	57,034
Fair value of common stock issued in conjunction with convertible debt	-	433,292	-	480,375
Fair value of beneficial conversion feature of convertible debt	-	587,569	-	641,219
Amortization of debt issue costs	6,020	111,242	10,033	111,242
Interest on other debt	-	-	1,703	-
Total interest expense	$17,343	$1,169,206	$28,712	$1,289,870

Interest expense for the three and nine months ended September 30, 2004 is represented in the table above by the interest on borrowings on the bank lines of credit, the amortization of the loan fees and the fair value of warrants issued to the bank in connection with providing the lines of credit. During the three and nine months ended September 30, 2003, we issued a series of convertible notes payable along with shares of stock. The relative fair values of the beneficial conversion feature contained within the convertible notes and the shares of common stock were amortized and recorded as interest expense over the terms of the notes. In addition, the fees paid and fair value of warrants issued in connection with the convertible notes were amortized and recorded as interest expense over the terms of the notes. Interest expense is expected to increase in future periods as we draw down our available bank lines of credit to fund capital expenditures.

INTEREST INCOME

In February 2004, we received net cash proceeds of approximately $13.8 million in return for issuing 15,000 shares of Series A Convertible Preferred Stock with warrants for 1.2 million shares of common stock. Cash in excess of funds required for operating expenses is invested in interest bearing short term investments resulting in the recognition of $29,390 of interest income during the quarter ended September 30, 2004 and $87,494 of interest income during the nine months ended September 30, 2004. We recognized no interest income during the three and nine months ended September 30, 2003.

OTHER INCOME (EXPENSE)

Other income for the nine months ended September 30, 2004 was $9,919. Other expense for the three and nine months ended September 30, 2003 was $35,500 representing the fair value of stock issued to a former employee to settle a claim for unpaid commissions.

WRITE-OFF OF NOTE RECEIVABLE FROM RELATED PARTY

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Because CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

PREFERRED DIVIDENDS AND ACCRETION OF BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

The statement of operations presents preferred dividends and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the "Preferred Stock") as a decrease/increase to the net income/loss so as to arrive at net income/loss to common shareholders. The Preferred Stock accrues dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends are payable on April 1, July 1, October 1 and January 1 of each year. During the nine months ended September 30, 2004 we had accrued $187,500 and paid $289,940 of dividends.

The Preferred Stock was issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Preferred Stock and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Preferred Stock was approximately $985,000 which is being accreted to additional paid in capital over the four year term of the preferred stock. Of this amount $61,542 and $153,855 was accreted in the three and nine months ended September 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we have cash and cash equivalents of approximately $9,600,000, a net working capital position of approximately $9,200,000 and stockholders equity of approximately $16,100,000. On February 10, 2004, in return for gross proceeds of $15,000,000, we issued 15,000 shares of the preferred stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The proceeds from the preferred stock financing were used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan, and to increase our engineering team to implement our product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the lifecycle vulnerability management market.

In addition to the issuance of the preferred stock, in April 2004 we secured approximately $3,500,000 in lines of credit of which $2,750,000 may be used to fund the acquisition of equipment, software and other fixed assets required to support the growth in business. The remaining $750,000 is a revolving line of credit that is secured by eligible accounts receivable. There were no borrowings during the nine months ended September 30, 2004 against the $750,000 revolving line of credit. During the nine months ended September 30, 2004 we borrowed approximately $798,000 against the lines of credit for the purchase of information technology equipment and software to expand our development and testing labs, improve our technology network infrastructure and to provide equipment and software to newly hired employees. At September 30, 2004 we have total borrowings outstanding under the bank lines of credit of approximately $798,000. These lines of credit bear interest at rates ranging from the bank’s prime lending rate plus 1.5% to 1.75% and require repayment over thirty-six months. Subsequent to September 30, 2004 we borrowed an additional $1,952,424 for technology equipment and furniture expenditures related to the Dallas office expansion which reduced the amounts available under the equipment lines of credit to zero.

Cash Used in Operating Activities

The net cash used in operating activities was $4,278,119 for the nine months ended September 30, 2004. The net loss of $2,406,705 was adjusted for non cash charges of $1,337,328 and a net decrease to cash for changes in operating assets and liabilities of $3,208,742. Non-cash charges include depreciation and amortization of $1,196,795, provision for returns, allowances and bad debts of $130,500 and the amortization of debt issuance costs of $10,033. Operating assets resulted in a decrease in cash of $7,012,181 primarily due to a $6,074,297 increase in accounts receivables resulting from higher revenue during the nine months ended September 30, 2004 versus the same period in 2003 and $937,884 increases in prepaid expenses and other assets related to insurance renewals, software maintenance costs for internally used applications, deposits and prepaid marketing costs. This increase was partially offset by increases in accounts payable, accrued compensation and payroll taxes of $3,292,472 related to the higher spending activity of a larger employee population and the capital expenditures associated with the Dallas office expansion. The remaining change in operating liabilities relates to the deferred revenue increase of $510,967 resulting from an increase in deferred maintenance and services revenue of $2,220,967 related to a higher level of post sale customer support and services contracts in force at September 30, 2004 and offset by the reversal of $1,710,000 million related to the deferred revenue associated with a December 2003 product shipment to a systems integrator. Total deferred revenue at September 30, 2004 was $3,316,162, all of which relates to customer support and services contracts deferred revenue. This compares to deferred revenue of $2,805,195 at December 31, 2003, of which approximately $1.4 million relates to deferred license fees and approximately $1.4 million relates to customer support services deferred revenue.

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was a fixed-fee order, shipment had occurred in December 2003 and we determined that collection was probable, we deferred revenue recognition because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the nine months ended September 30, 2004, the systems integrator cancelled the order because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, we reduced deferred revenue and accounts receivable by approximately $1.7 million.

The net cash used in operating activities of $3,562,291 for the nine months ended September 30, 2003 is principally a result of the net loss of $5,053,046 for the nine months ended September 30, 2003 offset by a decrease in cash resulting from a net change in operating assets and liabilities of $634,052 and an increase in cash resulting from a net non-cash charges of approximately $2,124,807. The net non-cash charges primarily consist of $407,761 of depreciation and amortization, a non-cash charge of $244,210 representing the fair value of common stock and common stock warrants issued in lieu of cash for services, $480,375 of debt discount amortization attributable to the relative fair value of common stock issued in conjunction with notes payable, $641,219 of debt discount amortization resulting from the beneficial conversion feature of notes payable convertible into shares of common stock and $111,242 of amortization of debt issue costs. Also included in non-cash charges is a $225,000 write-off of the note receivable from CT Holdings.

Cash Used in Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2004 were $5,860,073, representing $3,206,048 for purchases of information technology equipment, software and furniture to support our growth in personnel and the Dallas office expansion which began in the third quarter of 2004. In addition, we spent $2,654,025 on additions to capitalized software development costs related to the product development costs.

Cash flows used in investing activities during the nine months ended September 30, 2003 were $1,584,294, representing $286,988 for purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and $1,273,306 of additions to capitalized software development costs related to the Hercules product development costs. In addition we received $201,000 from the payment of a note receivable and issued a $225,000 note receivable to CT Holdings. In April 2003, CT Holdings settled a legal claim associated with a lawsuit for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholders' deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected.

Expenditures for computer equipment and our information technology infrastructure will increase in future periods as we add personnel and continue to execute our business plan. During the second quarter of 2004 we signed a lease agreement for new office space in Dallas. During the third quarter of 2004, we began the build out of the new office and have incurred, and will incur, expenditures for the equipment and software for our development and quality assurance test lab facilities, improvements to our information technology infrastructure also including equipment and software, as well as expenditures for furniture and leasehold improvements. The Dallas office expansion is expected to be completed during the fourth quarter of 2004. An office in the Washington, DC area was opened during the first quarter of 2004 and additional expenditures will be made in the fourth quarter of 2004 to build a training center focused on the federal government customers within the current space. Capital expenditures associated with these activities have increased, will continue to increase, and will also increase borrowings against our available lines of credit. We expect to expend approximately $1.8 million in addition to totally utilizing the $3.5 million in lines of credit on these expansion projects. With respect to expenditures on capitalized software, our development plans include new product releases and new features and functionality additions to existing products. Therefore it is likely that there will be an increase in the amount of capitalized software development costs in future periods although the amount of the expenditures is dependent upon the number and status of software development projects that are in process and the related number of employees assigned to those software development projects.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2004 were $14,661,722 and were primarily due to the proceeds from the preferred stock transaction in February 2004. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 plus legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) with warrants to purchase 1,200,000 shares of common stock. Preferred dividends of $289,940 were paid during the nine months ended September 30, 2004. At September 30, 2004, we had accrued preferred dividends of $187,500 which were subsequently paid on October 1, 2004. In addition to the proceeds received from the issuance of preferred stock, we received $183,552 from the exercise of employee stock options, $216,549 from the exercise of warrants and repaid $16,903 of advances made to the Company by our CEO. We also borrowed $797,576 on the bank lines of credit during the nine months ended September 30, 2004. Following September 30, 2004, we borrowed $1,952,424 against our bank lines of credit to fund capital expenditures related to the Dallas office expansion discussed above. The additional borrowings subsequent to September 30, 2004 reduced the available amount under the equipment lines of credit to zero. No borrowings have been made under the $750,000 revolving line of credit.

Cash flows provided by financing activities for the nine months ended September 30, 2003 were $5,381,100. During the nine months ended September 30, 2003 we issued 3,275,000 shares of common stock in return for net proceeds of $2,397,467 and issued 1,560,559 shares of common stock pursuant to the exercise of warrants in return for net proceeds of $1,122,814. Also during the nine months ended September 30, 2003, we received advances and proceeds from notes payable from related parties of $872,119 and made payments to related parties of $1,306,300 to pay down the advances and notes payable from related parties. During the nine months ended September 30, 2003, a former director exercised stock options for 862,500 shares of the Company's common stock using a $250,000 note payable to the former director plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000.

During the nine months ended September 30, 2003 we received total proceeds from notes payable of $2,570,000 in several transactions. In September 2003, we closed a bridge loan financing transaction receiving gross proceeds of approximately $2,120,000 and issued 12% Senior Promissory Notes to a limited number of accredited investors. The placement agent for this transaction converted their fee of $212,000 and $50,000 of our payables to them into a note payable with the same terms and conversion features as the Notes. Other shareholders loaned us $450,000 during the nine months ended September 30, 2003 of which $50,000 was repaid prior to September 30, 2003. Payments of $225,000 were made against notes payable to shareholders at December 31, 2002 and a principal amount of $225,000, plus accrued interest of approximately $7,000, was converted into 243,862 shares of common stock. The difference between the aggregate conversion price and the fair value of the shares on the conversion date of approximately $54,000 represents a non-cash charge recorded as interest expense.

As a result of the aforementioned factors, cash and cash equivalents increased $4,523,530 during the nine months ended September 30, 2004, versus an increase of $234,515 for the nine months ended September 30, 2003.

LIQUIDITY

We have substantially improved our liquidity position since September 30, 2003 through the execution of our operating strategy for the growth in the licensing of Hercules, as well as our financing activities. We believe that the preferred stock financing, credit facilities provided by the bank, our existing cash balances and cash equivalents, and cash provided by operating activities will be sufficient to meet our cash requirements for the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We make no assurances that additional equity or debt financing will be available or on terms on acceptable terms to us. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and any equity financing or credit facilities we may arrange.

CONTRACTUAL OBLIGATIONS

At September 30, 2004 we have outstanding debt approximately $798,000 of which approximately $292,000 is payable in the next twelve months. At September 30, 2004 we had open purchase orders for leasehold improvements to the new space, furniture, information technology equipment and software of approximately $1,500,000.

At September 30, 2004 we lease office space under a noncancelable operating lease which was personally guaranteed by our CEO. This office lease will expire in February 2005. In May 2004 we signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The average monthly rent over the term of the new lease is approximately $52,200 per month beginning on November 1, 2004. The new office space is being renovated and is expected to be available for occupancy in the fourth quarter of 2004.

On May 1, 2004 we entered into a lease for approximately 6,300 square feet of office space located in Reston, Virginia with a monthly base rent of approximately $12,000 per month. In addition, at September 30, 2004 we have a liability in accounts payable of approximately $40,000 for computer equipment, with monthly payment terms. The legal settlement obligation at December 31, 2003 of approximately $93,000 which is satisfied by monthly payments of approximately $8,000, has been reduced to approximately $21,000 at September 30, 2004.

During the nine months ending September 30, 2004, we have spent approximately $3,200,000 for capital expenditures and, during the fourth quarter of 2004 we expect to spend approximately $2,000,000 in capital expenditures for information technology assets to support development and the infrastructure to support the growth in employees and to support our customers as well as furniture and equipment for the new Dallas office space. The capital expenditures are expected to be financed through the remaining available bank lines of credit and working capital.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have substantially improved our liquidity position through our operating strategy for the growth in the licensing of Hercules, the financing activities during 2003 which provided net cash flows of $7.9 million and the preferred stock offering completed on February 10, 2004 which provided net proceeds of approximately $13.8 million. At September 30, 2004 we have cash and cash equivalents of approximately $9.6 million, a net working capital position of approximately $9.2 million and stockholders’ equity of approximately $16.1 million. In April 2004, we secured a revolving credit line from a bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The proceeds from the financing and the credit facilities has been used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan and to increase our engineering team to take advantage of the new product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the vulnerability management market.

We believe that the preferred stock financing, credit facilities provided by the bank and our existing cash balances and cash equivalents will be sufficient to meet our cash requirements for the next twelve months. We have recorded our first quarterly net income to common shareholders for the three months ended September 30, 2004. However, we have had a history of operating losses, including a net loss to common shareholders in the nine months ended September 30, 2004 of approximately $3.0 million, and if the operating losses continue we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock and bank loans may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and any credit facilities we may arrange.

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

Citadel has granted options to purchase Citadel shares to its directors and employees and Citadel will grant additional options in the future. Options to purchase 8,165,609 shares of common stock and warrants to purchase 1,434,881 shares of common stock were outstanding as of September 30, 2004. In addition, the preferred stock outstanding at September 30, 2004 is convertible into 3,000,000 shares of common stock and we issued warrants to the holder of the preferred stock to purchase 1,200,000 shares of common stock. If we issue securities or grant options (subject to limited exceptions) at prices below the $5.00 conversion price of the preferred stock or $5.15, the conversion price of the warrants, the conversion prices of the preferred stock and warrants would be reduced, with the result that we would have to issue more of our shares upon conversion. The issuance of Citadel shares upon the exercise of these options and warrants and the conversion of the preferred stock may result in dilution to the Citadel stockholders.

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

PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR REVENUE.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at September 30, 2004. In the future this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Current reseller agreements do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might explicitly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2004 or December 31, 2003. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

CHANGES MADE TO OUR SALES ORGANIZATION AND SALES STRATEGY COULD ADVERSELY AFFECT OUR FUTURE REVENUES.

Previous to January 2004 our sales organization was centrally managed from our Dallas headquarters. Since January 2004 we have created three geographic sales regions focused on the commercial market and a public sector sales organization focused on the government agencies. We have employed highly experienced and enterprise skilled sales managers to manage these sales regions and public sector sales organization. Each of these managers has employed highly experienced sales account executives and assigned sales territories, responsibilities and quotas to these executives. We expect that these sales executives will seek sales opportunities in large enterprises consisting of Fortune 500 companies and large government agencies with large geographically disbursed networks, resulting in larger average revenue per customer than previously experienced.

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

In addition, our revenue since the fourth quarter of 2003 has been highly dependent upon revenue derived from the federal government and more specifically the Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the foreseeable future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage revenue derived from commercial enterprises will increase gradually in future quarters as our commercial sales executives begin to reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

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

Revenue in the foreseeable future is expected to come primarily from our full lifecycle vulnerability management products, Hercules, ConnectGuard and AssetGuard, licensed to Fortune 500 companies and large government agencies, with large and geographically diverse computer networks. As a result, the average dollar volume size of individual orders is expected to increase. The sales cycle to these large enterprise customers and the order size anticipated will generally be longer for Hercules than for shrink wrap commodity software products and as a result, quarterly revenue may be less predictable due to the size and timing of receipt of the orders. Compared with other companies in our industry of larger size, the fluctuations in our revenue and resulting net income or loss may be more volatile from quarter to quarter.

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

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. Competition in recruiting personnel in the software industry is intense and the cost of hiring new employees in a highly competitive environment is expensive. To accomplish this, we believe that we must provide personnel with competitive compensation packages, more costly health and insurance benefits and stock options which may require ongoing stockholder approval.

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

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION.

While we have not been the successful target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our Web site, such viruses or other attacks could be created and deployed against our products or Web site in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our Web site from time to time. A hacker who penetrates our network or Web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

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

WE RELY ON OUTSIDE RESEARCH ORGANIZATIONS AND SCANNING VENDORS.

With respect to security vulnerability research, we monitor various security intelligence web sites, IRC channels and alerts from our scanning partners from new vulnerabilities and exploits and we have contracted with third parties to provide updated vulnerability research data in addition to our own research efforts. Our own research team uses publicly available research to find information on vulnerabilities and their attributes. There can be no assurance that these third parties or the publicly available sites will continue to operate as a going concern and that the data they provide will be delivered without interruption. We have established business relationships with scanning vendors. Hercules is interoperable with their scanning tools and although not required for Hercules to remediate vulnerabilities, Hercules imports the scan data results from those scanning tools to perform remediations. The termination of one or more of the scanning vendor relationships with us could have a material adverse effect on our results of operations.

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

We have applied for patents and copyrights but we do not yet have any patents or currently registered copyrights on any of our proprietary technology that we believe to be material to our future success. Although we have filed a currently pending utility patent application in the United States and a related currently pending Patent Cooperation Treaty patent application with respect to some of our business applications and intellectual property rights related to our Hercules software, we have been issued no patents and we cannot assure you that any will be issued from our patent application. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

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

In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. While we are not aware of any basis for such claims and are not currently party to any material lawsuits, any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

·	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;
·	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
·	redesign our products, which would be costly and time-consuming.

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

CT Holdings, Citadel's former parent, is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy of CT Holdings were to find that the pro rata distribution of Citadel common stock to CT Holdings stockholders ("Distribution") was a fraudulent conveyance, such court may be asked to void the Distribution (in whole or in part) and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. Citadel believes that at the time of the Distribution, the spinoff would not have given rise to any such claims although an adverse decision could have a material adverse effect on our financial condition.

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

These provisions of Citadel's certificate of incorporation and bylaws, and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Citadel, even though a majority of Citadel's stockholders may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of Citadel's board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in some tender offers, including tender offers at prices above the then-current market value of our shares, and may also inhibit increases in the trading price of our shares that could result from takeover attempts or speculation.

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

If the Distribution does not qualify for tax-free treatment, a substantial corporate tax would be payable by the consolidated group of which CT Holdings is the common parent measured by the difference between (1) the aggregate fair market value of the Citadel shares distributed on the Distribution Date and (2) CT Holdings' adjusted tax basis in the distributed Citadel shares on the Distribution Date. The corporate level tax would be payable by CT Holdings. However, Citadel has agreed under certain circumstances to indemnify CT Holdings for all or a portion of this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on the results of operations and financial position of Citadel. In addition, under the applicable treasury regulations, each member of CT Holdings' consolidated group (including Citadel) is severally liable for such tax liability.

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

During the three months ended September 30, 2004 the Company implemented a new payroll system which management believes has added additional internal controls over payroll for its growing employee population. There were no other changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Citadel Security Software Inc.'s Annual Stockholders’ Meeting on September 21, 2004, stockholders elected each of the director nominees, ratified the selection of our independent auditors, and approved the amendments to our 2002 Stock Incentive Plan

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
1. Election of four members of the Board Chris A. Economou Joe M. Allbaugh Steven B. Solomon Major General (Ret.) Jack Leide	21,984,922 21,991,447 19,904,901 21,995,660	152,944 146,419 2,232,965 142,206
2. Approval of amendments to Citadel's2002 Stock Incentive Plan, including an increase in the shares of common stock reserved for issuance thereunder by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares.	6,124,512	5,274,703	284,946	10,453,705
3. Ratification of appointment of KBA Group LLP, as Citadel's independent auditors for the current fiscal year.	21,936,236	125,514	76,116

ITEM 6 - EXHIBITS

Exhibits

10.1 Software License and Services Agreement dated September 24, 2004 and entered into by and between DigitalNet Government Solutions, LLC, a Delaware limited liability company, and Citadel Security Software Inc.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

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

Date: November 15, 2004

	By:	/s/ STEVEN B. SOLOMON
Steven B. Solomon,
President and Chief Executive Officer
(Duly Authorized Signatory and
Principal Executive Officer)

Date: November 15, 2004

	By:	/s/ RICHARD CONNELLY
Richard Connelly,
Chief Financial Officer
(Duly Authorized Signatory and
Principal Accounting and Financial Officer)

