Form 10KSB
period 2004-12-31
CITADEL SECURITY SOFTWARE INC
filed 2005-03-31
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-33491

CITADEL SECURITY SOFTWARE INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	75-2873882
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

TWO LINCOLN CENTRE, SUITE 1600, 5420 LBJ FREEWAY, DALLAS, TEXAS 75240
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(214) 520-9292
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenue for its most recent fiscal year $15,253,155

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of March 30, 2005, there were outstanding 29,845,730 shares of common stock, par value $.01 per share.  The aggregate market value of common stock held by non-affiliates of the issuer (25,512,372 shares) based on the closing price of the issuer's common stock as reported on the Nasdaq SmallCap Market of $1.10 per share, on March 30, 2005, was $28,063,609.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within one hundred and twenty (120) days following the registrant’s fiscal year end, or on or before April 30, 2005.

Transitional Small Business Disclosure Format.  Yes ☐ No ☒

CITADEL SECURITY SOFTWARE INC.
FORM 10-KSB
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2004

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel Security Software Inc. (“Citadel” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time to time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel’s filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of Citadel's executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel’s future performance, including but not limited to:

•	possible or assumed future results of operations;
•	future revenue and earnings; and
•	business and growth strategies

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel:

(1) the uncertainty of general business and economic conditions, including the potential for a slowdown in business and governmental expenditures on information technology and software;

(2) the impact of competition, both expected and unexpected;

(3) adverse developments, outcomes and expenses in legal proceedings;

(4) the risk that underlying assumptions or expectations related to the spin-off from our former parent company prove to be inaccurate or unrealized;

(5) the Company’s inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and

(6) those described under Risk Factors.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to Citadel on the date of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this report on Form 10-KSB and other statements made from time to time by Citadel or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel including without limitation those discussed elsewhere in this Annual Report under the heading Risk Factors as well as those discussed elsewhere in this Annual Report, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-KSB and in other statements made from time to time by Citadel or its representatives might not occur.

“Citadel,” the "Company," “we,” “us,” and “our” refer to Citadel Security Software Inc. Hercules®, AssetGuard™, ConnectGuard™, Secure PC™ and NetOFF™ are trademarks or registered trademarks of Citadel Security Software Inc. Other trademarks that may be mentioned in this Form 10-KSB are intellectual property of their respective owners.

ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW

Citadel provides enterprise vulnerability management and policy compliance and enforcement solutions that enable organizations to reduce the risk associated with vulnerabilities in computer and network systems. With our solutions, public and private enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities and demonstrate compliance with corporate mandates or government legislation. Vulnerabilities are one of the fastest growing threats to enterprise network security, and since its inception in 1996, Citadel has been developing software products and services to mitigate the risk of security vulnerabilities. Today, Citadel is a leader in enterprise vulnerability management solutions, helping enterprises effectively neutralize security vulnerabilities through automated vulnerability remediation (AVR) technology.

Citadel recognizes the importance of providing a platform built for the purpose of enterprise vulnerability management. Our solutions provide capabilities to secure the enterprise and focus on the needs of both security and information technology (“IT”) operations professionals. Our team of security professionals provides up-to-date vulnerability intelligence and has created the world’s largest library of vulnerability remedies, exceeding 20,000 as of the filing date of this Form 10-KSB. Citadel provides advanced software solutions that address the growing security concerns of enterprises. Our products include Hercules AVR, ConnectGuard, AssetGuard, SecurePC and NetOFF.

With Citadel’s advanced AVR technology, enterprises now have a powerful, secure and automated patch management and vulnerability remediation solution. Citadel’s suite of vulnerability management solutions enables organizations to proactively protect against vulnerabilities, saving valuable time and money, while mitigating risk and complying with corporate and government mandates.

Our vision is to change the future of securing computing devices in enterprise environments. Our mission is to be a global leader in enterprise vulnerability management software and to continually develop innovative solutions to secure IT networks. It is our goal to ensure the continuity of business and the availability of technology by eliminating the impact of security threats.

We are driven to provide the highest level of customer satisfaction. By executing all aspects of our business, including development, quality assurance, support, marketing, professional services and sales with passion and dedication, we will continue to earn the trust and confidence of our customers and the business and government communities at large.

Citadel's security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a stand alone company. Citadel is listed on the NASDAQ SmallCap Market and trades under the symbol CDSS. Citadel is a Delaware corporation with its headquarters in Dallas, Texas, a regional office in Washington, D.C. to support public sector operations, and local sales offices in New Jersey, Illinois, California and Michigan. Our website is located at www.citadel.com. We make available, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our Investor Relations website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-KSB.

SECURITY SOFTWARE MARKET

The market for software and hardware security technology has many players and many products that secure networks systems from attack, accident or failure from outside and inside influences. We are actively engaged in the vulnerability management market and more specifically, in the “policy administration, compliance and enforcement” and “automated vulnerability remediation” segments. Our NetOFF and Secure PC products participate in the policy administration category. Hercules, ConnectGuard and AssetGuard are positioned in the heart of the vulnerability management market, specifically automated vulnerability remediation but also cross over into policy compliance and enforcement.

We believe that the market drivers that are beginning to develop are in part derived from mandates, liability concerns and security breaches. Examples of each are as follows:

•
The audit community is addressing the implementation of the Sarbanes-Oxley Act and related regulations and the related liability issues. We believe that both the internal and external audit community will begin to take the position that a key part of certifying the integrity of financial statements is the examination of the IT infrastructure and accompanying security practices that are the basis of the protection of the data and systems that produce the financial statements.

•
The issue of liability attached to successful compromises that may produce an adverse impact on information or data, such as theft, corruption, manipulation, or similar actions, that could result in a financial loss to investors or shareholders. We believe that some insurance companies are beginning to examine vulnerability assessment and remediation practices of their insured base during the renewal application process for various forms of liability and Internet risk insurance.

•
A renewed focus on privacy issues gaining higher public profile by the more frequent announcements of data loss or systems compromise to unauthorized access. California bill SB1386 requires that a person or business that conducts business in California, that owns or licenses computerized data that includes personal information to publicly disclose any breach of the security of the data to any resident of California whose unencrypted personal information was, or is reasonably believed to have been, acquired by an unauthorized person. Other states are proposing similar laws.

We see the security market being driven by the following prime factors:

•
Existing and potential legislation and mandates are requiring enhanced IT security in government and industry. These mandates are expected to drive organizations to look at the potential liability and potential loss created by insecure networks.

•
Vulnerabilities are growing in number, scope and breadth of device coverage; exploits of vulnerabilities by worms, viruses, backdoors and other malware are becoming more malicious in nature resulting in potentially more severe and widespread damage; and the time between the identification of a vulnerability and its exploit is shrinking from months to weeks or days.

•	Innovative automated solutions are necessary to replace manual processes and point solutions.

Our strategy is to address these market drivers with the suite of Hercules products, new product development and strategic marketing to the customers that have an identified need for vulnerability remediation.

LEGISLATION AND MANDATES

Government mandates and new legislation are driving public and private sector enterprises to improve the security of their networks. Mandates and laws affecting systems security include:

•
Clinger-Cohen Act of 1996 establishes responsibilities for information technology investment decision making and capital planning, and establishes the role of the federal Chief Information Officer. In 2004 as part of the National Intelligence Reform Act of 2004, Congress amended the Clinger-Cohen Act to set forth information security as a required element of federal information technology investment decision making and strategic planning.

•	Health Insurance Portability And Accountability Act Of 1996 (“HIPAA”) - Certain provisions of HIPAA require organizations to protect the privacy of patient data.
•	Presidential Directive 63 (PDD 63), May 1998 - This White Paper explains key elements of the Clinton Administration’s policy on critical infrastructure protection.

•	Gramm Leach Bliley Act of 1999 (“GLB”) includes provisions to protect consumers’ personal financial information held by financial institutions.
•
Security of Federal Automated Information Systems, November 2000 - This OMB memorandum is issued as a reminder to federal agencies and departments of their responsibilities for the security of their respective automation resources.

•
Executive Order 13231: Critical Infrastructure Protection in the Information Age, October 2001 - This order directs a senior executive branch board to work with state and local governments, industry and others to create and manage systems for cyber security threat warning and incident analysis.

•
Title III of the 2002 E-Gov Act - The Federal Information Security Management Act (“FISMA”) mandates that each government agency perform a risk assessment of the security of their information systems and mitigate the risk of attack.

•
Sarbanes-Oxley Act of 2002 - Section 404 of the act requires that auditors of public companies attest to management’s assessment of the effectiveness of internal controls including security controls against loss of data or unauthorized access to data.

Each of these directives places an emphasis on securing systems, personal data and financial information from intentional or unintentional unauthorized access.

VULNERABILITIES

A vulnerability is any weakness in systems configuration, systems services or software code that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or do damage to an organization’s computing environment. We classify vulnerabilities into five classes: unnecessary services, mis-configurations, backdoors, unsecure accounts and software defects. Vulnerabilities are proliferating rapidly in number, sophistication and scope of coverage. CERT/CC® at Carnegie Mellon University’s Software Engineering Institute (http://www.cert.org) has identified over 16,000 unique vulnerabilities since 1995 that negatively affect computer systems. Vulnerabilities are the targets of such well publicized malicious code as MyDoom, SQL Slammer, Blaster, Nimda, Code Red and Sasser. These worms look for vulnerabilities to exploit in networked systems in order to do damage.

In addition, the scope or breadth of coverage of vulnerabilities is also growing as the number of internet connected devices continues to rise. A January 2005 Internet Domain Survey published by the Internet Software Consortium (http://www.isc.org) reports that the number of named internet protocol (“IP”) addresses exceeds 317,000,000. This is up nearly 85 million IP addresses from a year earlier survey, opening up more pathways to systems that have unremediated vulnerabilities. Companies and government agencies are susceptible to more avenues of attack by more sophisticated worms and viruses and in greater numbers of attacks. According to a recent report on the CERT/CC® website, the 2004 E-Crime Watch survey conducted among security and law enforcement executives by CSO magazine in cooperation with the United States Secret Service and the Carnegie Mellon University Software Engineering Institute’s CERT® Coordination Center, shows a significant number of organizations reporting an increase in electronic crimes (e-crimes) and network, system or data intrusions. More than 40% of respondents reported an increase in e-crimes and intrusions compared to the previous year and approximately 70% reported at least one e-crime or intrusion was committed against their organization. Respondents indicated that e-crimes cost their organizations approximately $666 million in 2003. “Complete findings from the 2004 E-Crime Watch survey can be found at http://www.csoonline.com/releases/052004129  release.html.

Implement Best Practices

We believe that the risk of exploitation and the associated cost of a potential attack, can be mitigated through the implementation of best practices including proactive vulnerability management including hardening systems, implementation of security policies, frequent assessment of the security posture, automated remediation of identified vulnerabilities, and routine and frequent monitoring of compliance with the organization's predefined security policies. The best practice of proactive vulnerability management is the process of independent assessment, compliance validation, reporting of non-compliance and then an independent remediation of vulnerabilities found in computer systems and networks. We believe that these steps are the cornerstone requirements of vulnerability management capabilities. The strength of sound vulnerability management best practices is the timely remediation of the vulnerabilities and then the ongoing monitoring of compliance with established security policies. Identifying, reporting and then managing vulnerabilities in any system without proactive remediation and compliance monitoring processes leaves that system as vulnerable to attack, accident or failure, just as if no risk assessment had been performed. Also, independent assessment and independent remediation functions provide information assurance due to the separation of the two duties.

In order to ensure the highest level of security (as it relates to vulnerability remediation) with the least amount of interruption, we recommend adherence to best practices policy outlined below:

1.
Identify Devices - Administrators should use an assessment tool or network mapping software that can scan all networks (and sub-networks) to determine used TCP/IP addresses and the associated devices connected to them. Administrators should also determine which systems are most critical to prioritize and protect.

2.
Assess Vulnerabilities - This is typically performed using an independent vulnerability assessment tool. Hercules is interoperable with one, or can aggregate output data from multiple independent scanners including: FoundStone® FoundScan Engine™, Harris STAT® Scanner, ISS Internet Scanner®, ISS System Scanner®, ISS Site Protector, Microsoft® MBSA, nCircle IP360™, Nessus Scanner, netVigilance SecureScout NX, Qualys QualysGuard™ Scanner, Retina® Digital Security Scanner, Saint Corp. SAINT® Scanning Engine and Tenable NeWT.

3.
Review Vulnerabilities - Once the vulnerability assessment data has been imported into Hercules, the administrator should review the vulnerabilities and the remediation steps that Hercules will take to resolve the vulnerability prior to approving the remediation.

4.	Remediate Vulnerabilities - Once the vulnerabilities have been reviewed, each device, or group of devices, can be selected and scheduled for remediation.
5.
Proactively Manage New Vulnerabilities - Since new vulnerabilities are identified daily, and users can also re-introduce vulnerabilities into their environments, it is important to regularly assess and remediate network devices.

We encourage our customers to adopt a proactive approach to vulnerability management through the adoption of Citadel's best practices policy outlined above.

INNOVATIVE SOLUTIONS REPLACE INEFFICIENT PROCESSES

A recent report, the 2004 E-Crime Watch survey also noted that the most common technologies deployed to combat e-crimes are firewalls (used by 98% of respondents), followed by physical security systems (94%) and manual patch management (91%). Ranking the effectiveness of various technologies, firewalls were considered most effective (71%), followed by encryption of critical data in transit (63%) and encryption of critical data in storage (56%). Manual patch management, the third most common technology in use, was rated as the single least effective technology (23%). Among policies and procedures, conducting regular security audits was listed as the most effective method (51%), and recording or reviewing employee phone conversations is listed as one of the least effective (26%).  Complete findings from the 2004 E-Crime Watch survey can be found at http://www.csoonline.com/releases/052004129 release.html.

The manual patch management process was reported by the survey respondents as “the least effective technology.” Citadel’s solutions were designed and developed to go far beyond the automation of the manual patch management process and in addition to patching, address the remediation of vulnerabilities that are directly related to an organization’s security policies, often associated with the other four classes of vulnerabilities: unnecessary services, mis-configurations, backdoors, unsecure accounts, as well as patch management. Our solutions address the maintenance of an organization’s security configuration posture to proactively protect its information technology infrastructure through the implementation of best security practices.

POLICY ADMINISTRATION/COMPLIANCE

The policy administration and compliance market is a mature market with many companies including Symantec, Microsoft, RSA and Computer Associates, to name a few. This market has grown around the need for organizations to control access to desktop and system settings, thereby reducing costs associated with downtime and reconfiguration of systems, and the need to control unauthorized access, whether internal or external to the company, of confidential information thereby meeting organizational or mandated security and privacy requirements. Healthcare, Financial Services, Education and eCommerce are just a few of the industries that require tools to protect private information and to restrict user access to system settings that can cause down time and require extensive cost and time to repair.

Our strategy is to position NetOFF and Secure PC as critical components to the overall security and privacy posture of organizations in the Healthcare, Financial, Educational, applicable corporate industries and government agencies. We will continue to market and license these products into the industries in which we have gained a foothold. We will furthermore seek to expand the new customer relationships developed through sales of Hercules to include SecurePC and NetOFF.

OUR PRODUCTS

Hercules

Hercules is an enterprise vulnerability management platform with integrated processes to effectively neutralize security vulnerabilities. Our award-winning Hercules® suite of solutions includes vulnerability remediation, AssetGuard™ for asset discovery and inventory and ConnectGuard™ for endpoint security. Hercules reduces vulnerability remediation time from months to minutes, using the world’s largest library of over 20,000 proven remedies. Hercules supports remediation on multiple operating systems, including Microsoft Windows, UNIX, Linux and Mac OS X; is certified on Windows 2000 and 2003; and we believe that it is the only AVR solution that has achieved Common Criteria Certification, Evaluation Assurance Level 3("EAL 3"). In addition, Hercules is Open Vulnerability Assessment Language (OVAL) and Common Vulnerabilities and Exposures (CVE) compliant.

Full Control and Automated Flexibility

Hercules allows users full control over the remediation process, enabling efficient aggregation, prioritization and resolution of vulnerabilities that are detected by industry leading vulnerability assessment tools. Administrators maintain complete control over scheduling remediation, selecting when and which vulnerabilities to be resolved or if desired, remediate on demand. We believe that the ever growing number of vulnerabilities, the increase in the maliciousness of the attacking code and the potential liability from an attack, now requires a twenty-four hour commitment to security management in order to mitigate the risk of data and financial loss. Hercules replaces the time consuming process of patch and security configuration often performed manually, one device at a time. In some cases, customers have used point solutions for patch management or software distribution tools to deploy scripts. However, neither of these tools were designed to be a comprehensive vulnerability management solution that address all five classes of vulnerabilities with access to a library of more than 20,000 tested remedies.

Interoperability

Hercules is interoperable with industry leading vulnerability assessment tools (“Scanners”) including FoundStone® FoundScan Engine™, Harris STAT® Scanner, ISS Internet Scanner®, ISS System Scanner®, ISS SiteProtector®, Microsoft® MBSA, Nessus Scanner, NextaniS SecureScout SP™, Qualys QualysGuard™ Scanner, eEye Retina® Digital Security Scanner, Saint Corp. SAINT® Scanning Engine, Tenable NeWT and nCircle IP360™. The independency of the Scanner and Hercules remediation provides a level of information assurance that is typically attained from a separation of duties. We believe that interoperability with multiple Scanners gives Hercules distinct advantages over other solutions, including:

1.	Hercules allows customers to leverage their existing investment in the vulnerability assessment tools already in use.
2.	Customers have the option to add Scanners for redundancy or to meet specific needs of internal controls and corporate or government mandates.
3.	Interoperability with multiple Scanners provides for the separation of duties - independent assessment followed by independent remediation.
4.	Scan data from multiple Scanners can be aggregated and correlated to specific devices or groups of devices. Remediation can then be scheduled based on the customer’s priority.

Hercules goes beyond rudimentary patch management utilities and systems configuration management solutions. Patch management solutions generally address only software defects. Some patch management solutions have a built-in Scanner that finds only those vulnerabilities which the patch management solution can patch, thereby covering only a small percentage of security breaches on the network and leaving the system susceptible to other vulnerabilities and out of compliance with mandates. Some solutions apply patches indiscriminately without regard to having previously applied the patch. In addition, solutions with built-in Scanners do not meet information assurance requirements for separation of duties, independent assessment and remediation.

Systems configuration management and software distribution solutions were not designed as security solutions and therefore do not address vulnerabilities without a programmer writing scripts for each remediation. This takes time and personnel resources away from network operations. Alternatively, a customer using Hercules does not need to write the remedies to remove a vulnerability. Hercules has a repository of over 20,000 remediation actions that have been thoroughly tested and are available to Hercules customers under the support services agreement.

In addition to the tactical application of remediation actions, Hercules also provides an intuitive framework for managing the remediation process by allowing customers to prioritize and aggregate vulnerability information based upon groups, devices or severity and provides centralized command and control of the entire remediation effort. Hercules utilizes a server for the presentation of the Hercules console and the residence of the remediation action database. The Hercules console is the central point of control for the systems administrator ("SA") functionality.

Three approaches to Vulnerability Management with Hercules

The first step is for the assessment to take place. Hercules supports three approaches to assessment; top-down (policy enforcement), targeted (action packs), and bottom-up (import scan and remediate, the traditional approach).

Top-down Vulnerability Management

This is a more strategic form of risk reduction provided by the Hercules EVM suite commonly referred to as Policy Management. This approach entails establishing asset and security configuration baselines, then managing deviations from those baselines where vulnerabilities may result. In this approach, vulnerabilities are managed as exceptions from a policy-driven desired state. This requires the Hercules AssetGuard component to capture and manage asset baseline information, and to provide a workflow that spans across the information technology security and operations teams, effectively linking and aligning enterprise security to operational objectives. Further extending the top-down approach is the Hercules ConnectGuard component which provides end point security allowing an organization to control the processing of IT security policy when a device connects to the corporate network.

Targeted Vulnerability Management

This type of risk reduction is new to the Hercules EVM suite with the release of Hercules 3.5. This approach enables IT Security to immediately identify and remediate vulnerabilities on key assets. The Hercules EVM solution leverages detailed IT asset information to rapidly pinpoint devices that are at risk and that require vulnerability remediation or IT policy enforcement. This improves productivity and links remediation to operational objectives by allowing organizations to target only those devices that need remediation to meet their specific IT security policies.

Bottom-up Vulnerability Management

This is essentially the traditional form of risk reduction provided by Hercules, commonly referred to as Scan and Remediate. Using this approach IT Security personnel scans the environment using Vulnerability Assessment tools (Scanners) or services, then remediates the vulnerabilities reported. This approach is driven by security policy requirements to manage the vulnerability state of the environment as a whole, and each component host within that environment, by discovery and remediation. The Hercules EVM solution extends this capability by enabling this process to occur within one centralized solution. Vulnerabilities and remedies are both managed across the IT Security and IT Operations departments while maintaining appropriate separation of duties. By importing vulnerability assessment data from industry-leading scanners, the Hercules EVM solution enables IT Security to normalize, aggregate and prioritize vulnerabilities across the enterprise. Once prioritized, they can be remediated on demand or on a scheduled basis by IT Operations personnel. A vulnerability-centric view pervades this process, removing disconnects among departments regarding scheduling and prioritizing remediation, and providing awareness of critical security problems.

Architecture and Ease of Use

Hercules utilizes a 3-tier architecture to manage and control the remediation process. To illustrate we will use the traditional bottoms up approach discussed above. The first step is for the assessment to take place utilizing any of the supported scanners. Scan data from the vulnerability assessment tools is then imported into the Hercules Server. Second, the systems administrator, or SA will execute a V-Flash update to access, via the Internet, the latest remedies retained in the secured V-Flash server that are continually updated by a team of Citadel security engineers. The secured V-Flash server contains the remedies that are then matched to the vulnerabilities identified by the scanners. During the V-Flash update, the customer also downloads new vendor patches from the vendor sites for storage on the customer’s server. Each patch is downloaded only once and stored for remedial action on the Hercules server thereby reducing the time for deploying a patch. Using the Hercules console, the SA will follow best practices and select the vulnerabilities to be remediated. The SA may remediate all or only selected vulnerabilities. Vulnerability management best practices recommend that vulnerabilities be selected in groups and scheduled for remediation. This best practice allows the SA to manage the process to suit time requirements, system availability and to prioritize the remedy of the vulnerabilities that are of high priority as may be determined by the SA.

Third, once remediation actions have been applied and completed, the SA has the option to run a differential scan to confirm the application of the remediation actions and to set a baseline for the next assessment and remediation process. In addition, detailed reports of the entire process can be run to highlight the number and severity of remediation actions taken, the severity of the vulnerabilities and the vulnerabilities that can only be remediated manually. An example of a remediation action that must be performed manually is a vulnerability that can only be remediated through the acquisition of another license from the vendor or one that requires a user intervention.

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

Vulnerability Intelligence Gathering and the Remedies

A vulnerability is any weakness in system configuration, systems services or software code that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or do damage to an organization’s computing environment. An exploit is an identified action in the form of a worm, virus, malware or other software code that has been written by a hacker to attack a specific vulnerability.

Our Remediation Security Group monitors the sources of potential attack information (such as Internet Relay Chat (“IRC”) channels and alerts from our scanning partners) and collects and compiles vulnerability data, creates new remedies and makes them available to our customer base on a routine basis during the term of the customer support agreement. Less than 20 to 30% of vulnerabilities are related to software defects which are repaired by installing a software patch. The remaining 70 to 80% of vulnerabilities are related to unsecured accounts, backdoors, unnecessary services and mis-configurations which collectively with software defects define the five classes of vulnerabilities. These last four classes of vulnerabilities require configuration changes and settings to be revised.

When new vulnerabilities are identified, our team of security engineers known as the Remediation Security Group, researches the possible solutions and writes a remedy for the identified vulnerability. The remedy is then tested before it is made available to our customers. Using V-Flash, our automated delivery mechanism, the customer can download the new remedies through the Hercules server to provide their networks access to the latest source of remedies available. In addition to delivering new remedies, our Remediation Security Group also continually monitors and updates research information and URL links for patches and related content to ensure that all links and research material are timely and relevant.

In addition to V-Flash delivered remedies, Hercules provides the functionality for customers to write their own remedies or customize existing remedies using a graphical interface. This interface provides all the power and flexibility in writing remedies that is available to Citadel’s in-house security team. Using this feature, our customers can develop and deliver remedies for custom applications. Our Remediation Security Group has used this capability to create baseline configurations such as the organization known as SANS (an acronym for SysAdmin, Audit, Network, Security) and National Security Agency (“NSA”) Guides or other configuration guideline standards. These configuration templates ship with the Hercules product.

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

On January 1, 2001, the federal government issued a policy stating that preference was to be given to the acquisition of Commercial Off-The-Shelf (“COTS”) Information Assurance (“IA”) IT products (to be used on systems entering, processing, storing, displaying, or transmitting national security information) which had been evaluated and validated, as appropriate, in accordance with:

•	The International Common Criteria for Information Security Technology Evaluation Mutual Recognition Arrangement;
•	The National Security Agency (NSA) /National Institute of Standards and Technology (NIST) National Information Assurance Partnership (NIAP) Evaluation and Validation Program; or
•	The NIST Federal Information Processing Standard (FIPS) validation program.

Effective July 1, 2002, the federal government issued a policy stating that the acquisition of all COTS IA and IA-enabled IT products to be used on the systems specified above would be limited only to those which have been evaluated and validated in accordance with the criteria, schemes, or programs specified by CC, NIAP or FIPS.

Recognizing that CC certification was required for defense department agencies to purchase IT security products, Hercules was registered for Common Criteria evaluation in March 2003. Products undergoing Common Criteria testing are required to have an independent lab certify the product. The testing is done according to strict criteria and designated an evaluation assurance level (“EAL”). The Hercules product achieved EAL 3 certification through Electronic Warfare Associates - Canada, Ltd ("EWA") on March 1, 2004. Citadel has a continuous maintenance program with EWA to ensure future updates and revisions are reviewed and re-evaluated as needed. At December 31, 2004, we were not aware of any customer or market requirements to achieve CC certifications above our present certification of EAL 3, therefore we do not expect to seek a higher level of CC compliance; however, as major versions of the product are planned in the future we will consider the need to increase the level of compliance which is appropriate to the then current installed customer base or a potential group of new customers.

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

Hercules achieved certification for installation on Windows Server 2000 and 2003 Standard Editions to support remediation of those environments. This certification demonstrates to customers that Hercules provides the highest levels of reliability running on Windows and automating the mitigation of vulnerabilities identified on the Windows family of products. In addition, Citadel attained Microsoft Gold Certification Partnership status demonstrating Citadel’s competence on the latest Microsoft technologies and a commitment to delivering high quality solutions for the Windows platform. The Microsoft Gold Certified Partner Program was established to identify Microsoft Certified Partners who have proven their commitment and expertise in building or delivering solutions based on Microsoft technologies. By becoming a Gold Certified Partner, we have once again demonstrated our expertise in the remediation of Windows platforms and will now be able to leverage Microsoft’s referral program to customers looking for a complete vulnerability remediation solution.

Hercules Reporting and Other Features

As with any security product, we believe that reporting and visibility of progress is a key component. Hercules provides full reporting at various levels, including management and technical reports, as well as compliance reports. Hercules provides various trend analysis reports to provide a visual indicator of the progress of remediation based upon pre- and post- remediation scan data. All reports can be reviewed at strategic field levels or accessed via a master console for full view and querying of remediation status and overall risk exposure. Reports are generated through a reporting engine and pull information directly from the Hercules Repository. With the appropriate training, users can create and customize their own reports to fulfill mission critical requirements. All reports can be exported to various formats including PDF, Word, Excel and HTML. In addition to user customizable reports, Citadel offers a range of customization services to provide report capabilities tailored to specific customer requirements. Hierarchical rollup reporting is currently available to customers with a pre-qualified MS SQL environment via a professional services engagement. Hierarchical reporting is expected to be available as a separate component of the Hercules 4.0 release anticipated in the second quarter of 2005.

Remediation compliance is managed by the Hercules agent to prevent vulnerabilities from being re-introduced into the network through common mistakes such as installing software without eliminating its vulnerabilities or changing the configuration of a device. Based upon user defined polling intervals, the Hercules client will revalidate previously resolved vulnerabilities to enable proper compliance of the device. This compliance function allows system administrators the ability to create and maintain custom hardening guides based upon industry standards such as SANS and NSA Guide for Securing Windows 2000, CIS Gold Standard and Microsoft Hardening guides. These hardening templates can be customized to suit the particular work task and security requirements of the device and will be enforced based upon the rules and scheduling set by the administrator. Any changes to the device configuration will be brought back into compliance and have audit reporting associated to indicate what vulnerabilities re-occur over time and on which devices.

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

Security-On-Demand Appliance

In February 2005 we announced that a new appliance product, Security-On-Demand, powered by Hercules is anticipated to be available in the second quarter of 2005. Security-On-Demand is expected to provide a complete vulnerability management solution to the small and mid-sized businesses that have not been addressed by our enterprise vulnerability management solution ("EVM"), Hercules. The solution is in addition to our existing product offerings for enterprise customers. We believe that the Security-On-Demand offering will change the way smaller organizations acquire vulnerability management software thereby enabling them to proactively protect their networks from cyber security threats and vulnerabilities and helping them achieve compliance with internal security policies and external mandates.

The Security-On-Demand model, comprised of asset inventory, security risk analysis, policy compliance, vulnerability remediation, endpoint security and end-to-end reporting, leverages the power of software as a service, allowing customers to implement the entire Hercules EVM solution on an appliance and pay for the use of the product as they implement the remedies across their networks. This usage based pricing model allows customers to have access to the V-Flash library of over 20,000 vulnerability remedies and to pay for the remediation of their networks as the remedies are applied. Security-On-Demand is expected to be a plug-and-play appliance that meets the needs of the market by providing an easy-to-deploy solution for rapid implementation across all sized networks from small and medium businesses to large enterprises.

New features expected to be released with the Hercules Security-On-Demand appliance include:

-- Visual Dashboard - A customizable view that allows users to determine the security status of their environment relative to policy compliance, vulnerable state, exposure to threats, and overall coverage.

-- Automated Risk Analysis - Device risk analysis that evaluates and ranks all vulnerabilities for each device based on the factors of risk and business value enabling users to prioritize vulnerability resolution.

-- Policy Compliance - A new policy compliance capability allowing users to monitor and report on policy compliance.

-- Security Intelligence Portal - Access to Citadel's expert security team and the latest security intelligence through the portal enables IT managers to have the most up-to-date information available and a resource to answer their vulnerability management questions.

-- End-to-End Management Reporting - A complete analysis of security state from critical inputs, including risk analysis, policy compliance and vulnerability coverage.

Hercules Security-On-Demand appliance customers are expected to benefit from Hercules' endpoint security protection component, ConnectGuard, which stops all traffic from remote and local machines reconnecting to the network, checks for security policy compliance, and performs remediations on out-of-compliance machines before they are allowed to connect to the network. Additionally, the Hercules Security-On-Demand appliance is expected to include AssetGuard, our IT asset inventory feature that allows administrators to rapidly target devices in need of critical patches and configuration updates in light of the increasing number of near-day exploits.

ConnectGuard

Laptops and desktop machines that have become disconnected from the network represent a security threat when they attempt to reconnect. ConnectGuard, a separate component of Hercules, provides endpoint security by quarantining remote and local machines before allowing them to reconnect to the network, checking for security policy compliance, and applying remedies to out of compliance machines before releasing the quarantine and allowing network access. By preventing infected devices from gaining access to the network, ConnectGuard provides the ability to defend against recurring cyber threats, and provide a more secure environment as devices disconnect and reconnect to the network.

One of the key benefits of ConnectGuard is its flexible administration and control capabilities. ConnectGuard can be enabled for individual devices, groups of devices, or servers. Administrators may set network access policy for any protected device connecting either to the Hercules network or a foreign network. Foreign networks are typically those accessed in hotels, airports, or Internet cafes, through wireless networks or home via an Internet service provider. Administrators may also allow users to override ConnectGuard, giving them the option to connect to the corporate network or a foreign network without quarantine or remediation.

AssetGuard

Networks are comprised of various types of devices and knowing exactly what is installed on these devices helps the security administrator to react quickly to the emergence of new vulnerabilities. AssetGuard is a comprehensive, easy-to-use solution to discover, inventory and protect the workstation and server devices on a network.

A component of Hercules, AssetGuard provides the ability to collect detailed workstation and server device information and store that information in the Hercules database repository. By providing complete inventory data on network connected workstations and servers, AssetGuard enables the administrator to perform detailed queries to rapidly identify devices that need vulnerability remediation or configuration policy enforcement. The detailed data collected allows the administrator to target devices for vulnerability remediation or configuration policy enforcement based on specific attributes, such as a common operating system, patch level or configuration.

By comparing inventory data from a baseline to a current or historical snapshot, AssetGuard enables security administrators to identify changes to hardware, software or services running on network connected devices that might impact the security of the network. AssetGuard leverages comprehensive device information to provide a strategic advantage when responding to critical IT security vulnerabilities. AssetGuard mitigates the immediate threat of a newly emerging vulnerability by targeting only those devices that need remediation or security configuration changes to meet security configuration policies.

Secure PC

Secure PC provides advanced features that allow security administrators to create, manage and deploy security policies for Windows computing environments. Secure PC establishes user and group profiles to enforce workstation and server security policies from a single point of control. These security policies can be configured to prevent changes to system settings and installation of unauthorized software. Secure PC “hardens” system files as a first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. Hardening of files is crucial to defending against intentional and unintentional security breaches.

Secure PC offers support for computers running Microsoft Windows versions 95, 98, ME, NT, 2000 and XP. Its advanced set of features allows administrators to apply security policies to users or groups of users within an organization. We sell this product in two configurations, Secure PC Workstation and Secure PC Network. Secure PC Workstation is designed for home, educational or commercial non-networked computers. Secure PC Network is designed for environments with multiple computers connected to a Windows or Novell network. The network version of Secure PC has been designed to scale dynamically within network environments ranging from departmental local area networks (LANs) to global wide area network (WAN) capacity and includes tools that provide remote installation and configuration of the Secure PC client software. Additional benefits include File and Folder Access Control, Prevent Un-Authorized Software Installation and Application Control. Secure PC is offered to our customers under a perpetual license.

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

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Through NetOFF, administrators can define policies that trigger a graceful logoff of unattended or inactive workstations. Through a graceful logoff, all user data is saved, applications are closed and workstations are logged off the network. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software and anti-viral updates. NetOFF is available for Windows operating environments including Windows 2000, Windows 2003 and Windows XP desktop PCs. NetOFF is offered to our customers under a perpetual license.

PRODUCT DEVELOPMENT

In developing new Citadel security products, we strive to meet the following standards in product development:

•
Standards Compliance and Network Compatibility. Our products comply with industry standards and are designed to be compatible with the leading operating systems, including Microsoft, Unix and Linux variants. To that end, our products are currently developed using standard tools such as XML, C++, C#, Microsoft.Net and various platform dependent toolkits.

•	Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user’s work environment.

•	Commitment to Quality Assurance including Common Criteria (“CC”). On March 1, 2004, Hercules was certified under Common Criteria Evaluation Assurance Level 3 (“EAL 3”).

We plan to capitalize on our existing security and network administration technology and our expertise in research, development and marketing to expand our business into products that address the growing market for security. Our internal development work remains the key component of bringing new product lines to market. In addition, we may pursue an alliance strategy to develop new products. Our internal research and development staff is currently working on the development of the next generation of Hercules with an expected release in the second quarter of 2005. This planned release is expected to include new features and functionality, greater ease of use, an improved graphical user interface, a graphical dashboard and is also planned to be available on an appliance, Hercules Security-On-Demand. Schedules for the development and release of high technology products are inherently difficult to predict, therefore there can be no assurance that we will achieve targeted customer shipment dates for any of our products, or at all. In addition, we may pursue acquisitions of technologies or products that complement our products and product strategy. Acquisitions of technology are risky and we may not be successful in finding the right technology products or, once acquired, integrating the new technology with existing development projects.

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense. During the year ended December 31, 2004, we incurred $1,995,612 of product development expense, which is net of $3,261,210 of capitalized software development costs. During the year ended December 31, 2003, we incurred product development expenses of $392,967, net of $1,897,497 of capitalized software costs.

Capitalized software development costs and product development expense are expected to remain at the current levels of capitalization and expense during the year 2005. However, changes in product plans, technologies or in development engineering staffing levels can alter these expectations. Historical product development expense and the capitalization rate have fluctuated from period to period, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At December 31, 2004, we employed 40 software product development and quality assurance engineers, including our Executive Vice President Development and our Chief Technology Officer.

Separate from the product development team is the Remediation Security Group which is a team of security engineers that support the Hercules solution by writing and testing the content of the Hercules remedy database. This team monitors intelligence sites on the Internet, converses with our scanning partners and scans research from third party intelligence sources to identify new vulnerabilities. When new vulnerabilities are identified and confirmed, the team writes the remedies. Once written, the remedies are tested across all the platforms supported by Hercules. The remedies are then released to the V-Flash database for deployment to our installed customer base. This service is provided to our customers under the terms of the customer support agreement that is sold with the software license. As a result, the costs and expenses associated with this service are not eligible for capitalization under the accounting rules for capitalization of software development costs. At December 31, 2004 we employed 16 security engineers in the Remediation Security Group.

SALES, MARKETING AND BUSINESS DEVELOPMENT

As is common in the software industry, our customers are granted a license right to use our technology, as opposed to owning our technology. We receive a license fee in return for granting this right. Each server and desktop on which our software is installed must be licensed for use of the software. Therefore, each customer enters into a license agreement stating the terms under which our software may be used. The license agreement is displayed on a screen during the software installation process where the customer indicates acceptance to the terms of the license. A paper copy of the license is included in the product documentation shipped to the customer. In some cases, the customer will sign a software license agreement or we will sign a master agreement with a customer for an enterprise-wide software license. An enterprise license offers the customer a set number of licenses that may be deployed across the customer's entire enterprise. In some arrangements, the enterprise license allows the customer an unlimited number of license copies. A customer may license our products for perpetual use or for limited terms under a subscription. Generally, license fees are computed based on the mix of servers and desktops that make up the customer's network. Discounts are available for volume purchases.

In addition to technology licenses, we offer one-year renewable customer support agreements generally referred to as maintenance or post contract customer support agreements. Customers have an option to subscribe to telephone support, software updates and the Hercules V-Flash remedies separately or in combination. Signing a customer support agreement for all three services is more cost effective for the end user customer. Telephone support is staffed by security engineers that are knowledgeable about the use of our products. Customers may contract for standard support available during normal business hours or for a premium payment, customers may sign up for 24 hour, 7 days a week ("24/7") support availability. Support cases are opened for each telephone support call and the cases are tracked through the customer support system until the solution is determined and the case is closed. Software updates are made available to customers on a "when and if available" basis (i.e. when needed as determined by development management and not on a guaranteed time schedule). Software updates include hotfixes, point releases and new version releases of our products. Software updates do not include the V-Flash remedies which are available to our Hercules customers. Our library of over 20,000 remedies is available to our Hercules customers separately or in combination with the telephone support and software updates.

Even though our technology is licensed and not sold, we refer to a sales organization and depend upon our sales representatives to license our products to end users in return for a license fee. The sales organization consists of experienced sales representatives who have been trained on the use of each of our products. Our sales representatives are assigned sales quotas and territories by geography or by industry. At December 31, 2004, we employed 25 quota sales representatives in regions around the United States, including the regional vice presidents. This compares to 10 quota sales representatives at December 31, 2003. The regional sales representatives report to regional vice presidents covering the east, west and central states as well as a sales unit that covers federal government agencies and state and local governments. The sales representatives are supported by a team of software pre-sales engineers. These pre-sales engineers assist with the technical sales component of the sales process and are responsible for conducting product demonstrations to prospective customers and responding to the potential customer's technical questions raised about the product's use within the customer's IT environment.

Marketing efforts are targeted to provide qualified leads and leverage the opportunities presented by our vulnerability assessment partners. Sales leads are generated through various marketing activities including trade shows, conferences, webinars, direct mail campaigns, partner relationships and other marketing programs. The Citadel website is a marketing tool that contains the most up to-date product and company information and can be found at www.citadel.com. From time-to-time, we participate in partner events and regional seminars.

Sales leads are qualified by inside sales representatives gathering such characteristics from potential customers as size of the customer’s organization and network infrastructure, geographic location and whether an attack or other event had occurred on the customer’s systems. All sales leads are entered and tracked utilizing a web based customer relationship management system. Once the lead is qualified, the opportunity is assigned to a territory sales representative who arranges for meetings with the customer, a product demonstration and eventually moves the opportunity towards closure. In addition, our executive management team is highly involved in the selling process.

Each sales representative is assigned a sales quota and receives incentive compensation based on achieving the assigned sales target, in addition to a base salary and benefits package. Higher incentive compensation may be earned when a sales representative exceeds the assigned sales quota. Special incentives may be offered from time-to-time to encourage the sales team to achieve specific sales goals.

Some sales to agencies of the federal government are facilitated through prime government contractors such as BAE Systems Information Technology, Northrop Grumman Information Technology and Hewlett Packard, as well as approved resellers to the federal government including Apptis, Inc. and Merlin Technical Solutions. Government agencies may also purchase our products and services on General Services Administration (“GSA”) contract schedule 70.  We are authorized to sell under the Procurement of Computer Hardware and Software (“PCHS”) contract for purchasing by the hospitals under the Department of Veteran Affairs. In addition, we are a Catalog Information Systems Vendor for Texas and are listed on the California Multiple Award Schedules (CMAS) for sales to the state agencies in California. In January 2004, Hercules was added as an approved product under the US Army’s Blanket Purchase Agreement under CECOM Acquisition Center, Southwest Operation Office (CAC-S), Ft. Huachuca, AZ.

Our business development personnel have been engaged in building strategic alliances related to marketing and licensing our software products. With Hercules, we are seeking to work with companies which have technologies for scanning for vulnerabilities within a network structure. We have established relationships with several scanning technology companies including FoundStone (now part of McAfee), Harris Corporation, Internet Security Systems, nCircle, and Qualys, Inc. By entering into strategic alliances with these companies, we seek to leverage their existing installed customer base to sell Hercules and broaden their opportunity to sell more scanners.

Through alliances and marketing relationships, we believe that the number of leads that can be cultivated by the Citadel sales team will increase. By working with the sales teams of these third parties, we believe that we can increase the revenue generated from Citadel products without adding significant cost, and provide qualified customer leads for our inside sales staff. We believe that our direct selling model, coupled with targeted marketing activities, focused alliance efforts with vulnerability scanning providers and the federal government contracting vehicles will enable Citadel to increase market penetration into large corporate and government enterprises. The increased market penetration is expected to increase awareness of our vulnerability management and policy compliance solutions ultimately leading to increased revenue although no assurances can be made that this objective will be achieved.

CUSTOMER SUPPORT

We believe that a broad range of services are essential for a successful continuing relationship with our customers. Customer support services are provided under a customer support services agreement under such policies as are in effect on the date customer support services are ordered. There are three components to customer support that may be contracted individually or in combination. These components include telephone support, software updates and Hercules V-Flash remedies.

Customer telephone support services are renewable annually and may be purchased in two tiers:

•	Standard Customer Support Services provides the customer with a toll-free telephone number for problem reporting available 7 a.m. to 7 p.m. Central Time Monday through Friday excluding holidays.

•	Premium Customer Support Services provides the customer 24 hours a day, 365 days a year access to support engineers with a toll-free telephone number for problem resolution.

Software updates are made available to customers under contract support plans on a "when and if available" basis (i.e. when needed as determined by development management and not on a guaranteed time schedule). Software updates include hotfixes, point releases and new version releases of our products. Software updates do not include the V-Flash remedies which are available to our Hercules customers. Our library of over 20,000 remedies is available to our Hercules customers separately on a subscription basis or in combination with the telephone support and software updates purchased under a customer support services agreement.

All Support Service Levels include levels of web and e-mail support. All customers have access to our web site which includes a series of frequently asked questions addressing the most commonly encountered issues and their resolutions. All customers who have purchased a support plan have access to customer service engineers through the Citadel Support Portal. The support portal allows the customer to log a case and then track the progress of the case. They also have access to all their open and closed case history in the portal. In addition, they have access to all published solutions through the support portal.

The Citadel Customer Support Center is staffed by highly qualified support engineers. Our support engineers assist the customer in diagnosing and resolving problems experienced with using our products. Those problems that cannot be resolved by our support engineers are escalated to a team of level 2 customer support engineers who have the ability to examine the source code, replicate the customer’s environment and test the source code for confirmation of the customer’s issue. Source code that needs to be modified is escalated to the development team who then schedules and develops a software hotfix. Once tested, the hotfix is made available to all customers who request the update from customer support.

TRAINING

We offer training courses for Hercules administrators. We recommend that all system administrators go through a series of training courses we offer. During 2004 we introduced Virtual-On-Demand training. This training is a web enabled training program that allows our customers access to the product in an online training environment. Training courses are available as instructor led, computer based, or virtual on-demand classrooms, in which students are assigned a virtual network for the purpose of training on the best practices and live use of the Hercules product. The currently available product training classes are listed below:

•	Online Hercules Operator Training
This course provides an understanding of the concepts and skills necessary to perform the Hercules remediation process, following best practices procedures. The students, through the use of interactive virtual machines (VMs), configure Hercules to remediate a network based on imported scan data and network topology.

•	On Site- Hercules Operator Training
This course provides an understanding of the concepts and skills necessary to perform the Hercules remediation process, following best practices procedures. This course is comprised of hands-on training with Hercules. The students will configure Hercules to remediate a network based on imported scan data and network topology.

•	Hercules Advanced Training Course
This course provides an understanding of the concepts and skills necessary to architect, implement and customize your Hercules installation. This course focuses on the following:
•	Set-up of the enterprise architecture
•	Understanding the internal Hercules architecture
•	Building custom remedies and
•	Troubleshooting.

PROFESSIONAL SERVICES

During 2004 we launched our professional services organization and related offerings. At the option of the customer, services provided include implementation services and subject matter expertise around the use of Hercules. At December 31, 2004 we had services engagements in process or scheduled at MCI Inc., the Department of Veteran Affairs and the Department of Defense, among other customer engagements. We expect that revenue from professional services engagements will increase in 2005 over professional services revenue during 2004. At December 31, 2004 we had approximately $480,000 of professional services revenue recorded as deferred revenue and approximately $625,000 for professional services in unfilled order backlog.

As we formalize services programs and service offerings around Hercules, we expect that professional services revenue will increase in 2005 over the services revenue recognized in 2004; however there can be no assurances that this growth will occur. In addition, professional services revenue is expected to have lower gross margins than the gross margins generated from licensing of our software products plus revenue from customer support agreements. Therefore, a change in the revenue mix to a larger proportion of professional services revenue than revenue from software licenses and customer support contracts could lower total gross margins.

COMPETITION

We believe that Hercules is the only automated vulnerability remediation solution today that addresses all five classes of vulnerabilities. Companies that create patch management utilities sometimes compete with Hercules at the low end of the security software market where customers may be looking for a point solution and quick fix to patch their networks. However, patching of software defects remediates only one of the five classes of vulnerabilities that affect the enterprise. Patch management utilities are generally not scalable to a large enterprise network where Hercules is a more appropriate security solution. Companies that have products that compete at the low end price points of the market include BigFix, Inc., PatchLink Corporation, Shavlik Technologies and Secure Elements, among others.

We have also seen customers use configuration management or software distribution applications as security management tools. Customers must write the scripts to manage their vulnerabilities which prove costly in terms of development time and lost productivity. While it is possible to use these solutions to manage vulnerabilities, we believe that our library of over 20,000 remedies provides Hercules an important competitive advantage over these solutions. Companies that we see at this end of the market include Altiris, Inc., Computer Associates, IBM Tivoli and Microsoft, among others. The security software industry is intensely competitive and rapidly changing and we expect that in the future other companies may develop vulnerability management enterprise solutions that will compete directly with Hercules.

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

CUSTOMERS AND PRODUCT LICENSING

We license our software products to corporations, government organizations and entities that need to reduce computing vulnerabilities and manage security and privacy policies within their computing environments. Our products are licensed for perpetual use on standalone computers, within a single network, or within a network of computers across single or multiple customer sites. Our license agreement restricts the use of the software to a single computer or designated network or site(s) and generally prohibits the reproduction, transfer, reverse engineering and disclosure of the program code. A form of perpetual license that we offer is an enterprise-wide license. This form of license allows the customer to deploy a contractually set number of licenses anywhere in their enterprise. In some very large customers accounts, we may allow the customer unlimited licenses to deploy across their networks. The terms and conditions of use of the enterprise-wide license are generally set forth in a written enterprise license agreement.

In addition to perpetual licenses, we offer our customers a subscription to use our products over a contractual period of time, generally from one to five years. At any time during the subscription period, the customer may opt to pay an additional fee to convert the subscription to a perpetual license. We have announced that with the expected release of Hercules 4.0 in the second quarter of 2005 that we will offer customers the use of our product on a hardware appliance and under a usage based pricing model. Similar to the subscription, the customer will be allowed to use our Hercules product for a contractual period of time and pay for its usage based on the number of remedies deployed each month.

During the year ended December 31, 2004, revenue from the Defense Information Systems Agency accounted for approximately 39% of total revenue and revenue from hospitals under the Department of Veterans Affairs accounted for approximately 41% of total revenue. During the year ended December 31, 2003, revenue from hospitals under the Department of Veterans Affairs accounted for approximately 67% of total revenue. No other customers individually accounted for more than 10% of total revenue for 2004 or 2003. Although these existing customers represent a large portion of our total revenue, we do not expect to rely on any one customer, group of customers or industry segment for a significant and recurring source of revenue from the existing installed customer base. However, we foresee that revenue from the licensing of Hercules (other than as part of our usage based pricing model) will be derived from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore, in the future, any one customer or groups of customers in the same industry segment could be a significant component of revenue in any future quarter or year. We also expect that in the future our customers will enter into annual renewal contracts for post sale customer support services. However no assurance is provided that these expectations will be met.

Customers that individually placed orders for products, customer support services and other services during 2004 in excess of $50,000 include:

92nd Air Refueling Wing	Department of Veterans Affairs	Raytheon Company
Air Force Material Command	DISA - Defense Information Systems Agency	TechTeam Global
Banknorth Group, Inc.	MCI, Inc.	University of IL Medical Center
Citizens Business Bank	National Science Foundation	Washington Mutual
Cushman and Wakefield	Providence Health Care Systems

INTELLECTUAL PROPERTY RIGHTS

We regard some features of our software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology under copyrights, trademarks and patents. We will seek to use patents, copyright, trademarks, trade secret laws, confidentiality and assignment of invention agreements and other measures if necessary to establish and protect our rights in our proprietary technology. We have filed five United States patent applications and one related Patent Cooperation Treaty patent application which has been the basis for eleven pending foreign patent applications with respect to some of our business applications and intellectual property rights related to our Hercules software, and specifically the Patent Cooperation Treaty patent application has gotten a favorable report on preliminary examination. We have one registered copyright on the code for the Hercules software. We also have one trademark registered with the United States Trademark Office as well as seven pending trademark applications.

Despite our patent applications, copyright and trademark rights, we do not have any issued patents or other registered copyrights or trademarks on any of our proprietary technology which we believe to be material to our future success, and we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality and assignment of invention agreements between our employees or third parties and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES

As of December 31, 2004, we employed 138 professionals. We employed 61 professionals in sales activities including field sales, telesales, professional services, training, business development, pre-sales engineering, lead generation and marketing. Included in the 61 were 25 quota carrying sales representatives focused on the commercial and government markets, including 4 regional or industry segment sales managers, 13 sales engineers that provide pre-sales support the commercial and government sales organizations, 4 sales management personnel, 10 professionals focused on marketing and lead generation, 4 employees managed the commercial and government business development activities and 5 employees were in professional services and training activities. Product development and quality assurance had 40 professionals, customer support employed 7 engineers and the remediation security group employed 16 professionals. We also employed 14 people employed in the functional areas of information technology, finance, administration and general management including our CEO and CFO. At December 31, 2003 we employed 74 professionals, including 28 professionals in sales, sales engineering, customer support and marketing, 37 in product development, and 9 people in information technology, finance, and administration.

Competition for employees in the software industry and specifically the security software market is highly competitive. We offer competitive compensation packages and benefits but companies with greater resources than ours may have a competitive hiring advantage. The employees are not organized under a union and we believe that the relationship with our employees as a group is good. Our 2005 operating plan calls for our hiring to level off at between 140 and 150 personnel. We believe that this level of employee resources is sufficient to achieve our operating plan during 2005 but there can be no assurances that changes in competitive forces, technologies or other business requirements may alter the number of employee resources required.

GOVERNMENT REGULATION

Except for the costs associated with the implementation of the Sarbanes-Oxley Act of 2002 ("SOX") described below, government regulation has not had a material effect on the conduct of our business to date. Except for the requirement of compliance with United States export controls relating to the export of high technology products, we are not subject to government approval procedures or other regulations for the licensing of our products. The nature of our business does not subject us to environmental laws in any material manner. As the United States and other governments address via legislation the growing requirements for increased security and privacy of data, particularly health, financial and personal information, new opportunities to license our existing and future products may arise.

The implementation of the requirements of SOX has placed a burden in cost and resources on the company during 2004. During 2004 we incurred approximately $130,000 for the services of outside consultants and the implementation of software associated with the SOX requirements. We have not made an estimate of the costs associated with internal employees who are implementing the SOX requirements. The costs associated with compliance with SOX requirements are expected to continue to be incurred but cannot be estimated at the current time. In addition, we expect that we will need to hire additional personnel, engage outside consultants and acquire additional software and hardware to maintain SOX compliance on an ongoing basis but cannot currently estimate these costs.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this Annual Report. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel’s business.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At December 31, 2004 we had cash and cash equivalents of approximately $9.8 million, a net working capital position of approximately $3.5 million and stockholders’ equity of approximately $10.8 million. On February 10, 2004, in return for gross proceeds of $15,000,000, we issued 15,000 shares of our Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The net proceeds from the preferred stock financing, were approximately $13,800,000, after placement agent fees, as well as accounting and legal fees and were used to fund the expansion of our sales and marketing team to execute our business plans, and to increase our engineering team to implement our product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the life cycle vulnerability management market. In April 2004, we secured a revolving credit line from Comerica Bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The proceeds from the credit facilities have been used to fund the growth in technology infrastructure to support the expansion of our sales, marketing and engineering resources.

We believe that cash generated from the preferred stock financing, credit facilities provided by the bank, our existing cash balances and cash equivalents along with the cash balances expected to be generated from the execution of our 2005 operating plan will be sufficient to meet our cash requirements for the next twelve months. We have had a history of annual operating losses and have reported a net loss to common shareholders in the twelve months ended December 31, 2004 of approximately $8.7 million. If the operating losses continue, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock and bank loans may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations, debt or equity financings and any credit facilities we may arrange.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS.

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

ECONOMIC CONDITIONS, AND CONDITIONS AFFECTING THE NETWORK SECURITY MARKET IN PARTICULAR, MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES AND MARGINS.

The market for our products depends on various economic conditions including those affecting the network security, Internet infrastructure and other related markets. Any slowdown in corporate earnings or tightening of corporate or governement budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, if economic conditions deteriorate, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic instability, and we cannot predict how these conditions may affect our customers or business.

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR RESULT FROM OPTION EXERCISES.

If future operations or acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 7,993,000 shares of common stock and warrants to issue 1,434,881 shares of common stock were outstanding as of December 31, 2004. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

OUR SERIES A CONVERTIBLE PREFERRED STOCK AND BANK DEBT MAY ADVERSELY IMPACT CITADEL AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON CITADEL.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Series A Preferred in certain circumstances, including Citadel’s failure to deliver shares of common stock to the holder of the Series A Preferred in connection with the conversion of the shares of Series A Preferred or a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Series A Preferred (other than the Comerica Bank credit facilities) while the Series A Preferred is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business.

The loans from Comerica Bank required us to grant a security interest in all of our assets, including intellectual property, to Comerica Bank, and in the event of a default by Citadel under the Comerica loan documents, Comerica could foreclose on the loans and acquire all of our assets. The loan also provides that the indebtedness has priority on any liquidation over the shares of our common stock, and limits our ability to pay dividends on our common stock. These terms and conditions could have a material adverse effect on Citadel and its financial condition and results of operations.

CITADEL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND HAS BEEN AND MAY CONTINUE TO BE UNABLE TO OPERATE PROFITABLY AS A STANDALONE COMPANY.

Citadel has a limited operating history as an independent public company since May 2002. Prior to May 2002, since the businesses that comprise each of Citadel and its former parent company were combined under one holding company, they were able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. Following May 2002, Citadel has relied solely on its security software business for such requirements. The security software business has operated at a loss in the past for Citadel's former parent company and for Citadel following May 2002, and there can be no assurance that such losses will not continue or increase.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Form 10-KSB, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have stated previously and continue to state that quarterly revenue is difficult to forecast. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock and has resulted in shareholder litigation. This may occur again in the future.

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

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE INTERCOMPANY CONFLICTS OF INTEREST AFTER OUR SPIN-OFF.

Members of the board of directors and management of Citadel own shares of both Citadel and CT Holdings common stock after our spin-off from our former parent company because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the spin-off, two of the four directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the spin-off. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the spin-off.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS.

Price competition is often intense in the software market, especially for security software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced revenue and/or profit margins.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns and bad debts of $209,000 has been recorded at December 31, 2004. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller’s future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2004 or 2003. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

CHANGES MADE TO OUR SALES ORGANIZATION AND SALES STRATEGY COULD ADVERSELY AFFECT OUR FUTURE REVENUES.

Prior to January 2004 our sales organization was centrally managed from our Dallas headquarters. Since January 2004, we have created three geographic sales regions focused on the commercial market and a public sector sales organization focused on the government agencies. We have employed experienced and enterprise skilled sales managers to manage these sales regions and public sector sales organization. Each of these managers has employed experienced sales account executives and assigned sales territories, responsibilities and quotas to these sales account executives. We expect that these sales account executives will seek sales opportunities in large enterprises consisting of Fortune 2000 companies and large government agencies with large geographically disbursed networks.

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

In addition, our revenue since the fourth quarter of 2003 has been highly dependent upon revenue derived from the federal government and more specifically the Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the foreseeable future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage of our revenue derived from commercial enterprises will increase gradually in future quarters as our commercial sales executives begin to reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

Therefore any one customer, or groups of customers, in the same industry segment could become a material component of revenue in any future quarter or year. There can be no assurance that the historical distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary dynamically from period to period. In addition, the concentration of revenue in one industry or customer is largely dependent upon factors outside of our control including, but not limited to, the customer's information technology budgets and spending availability, the general economic and political environment, or the complexity of the customer's purchasing process, such as in the federal government. Due to the concentration of our sales, delays in licensing of our products by one or more large customers or potential customers would have a material adverse effect on our results of operations and financial condition.

OUR FINANCIAL FORECASTS MAY NOT BE ACHIEVED, INCLUDING DUE TO THE UNPREDICTABILITY OF END-OF-PERIOD BUYING PATTERNS, WHICH COULD MAKE OUR STOCK PRICE MORE VOLATILE.

We do not maintain significant levels of backlog. License fee revenue in any quarter is dependent, in significant part, on contracts entered into or orders booked and shipped in that quarter. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly net revenue has historically been generated during the last month of each fiscal quarter. Many enterprise customers negotiate site licenses near the end of each quarter. Due to these end-of-period buying patterns, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

In addition, fluctuations may be caused by a number of other factors, including:

•	the timing and volume of customer orders and customer cancellations;
•	a change in our revenue mix of products and services and a resulting change in the gross margins;
•	the timing and amount of our expenses;
•	the introduction of competitive products by existing or new competitors;
•	reduced demand for any given product;
•	quarterly seasonality of customer buying patterns due to holidays and vacation patterns; and
•	the market’s transition between operating systems.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease and may result in shareholder lawsuits.

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

Our customers include agencies of the U.S. government and in the future may include other U.S., state and local governments or agencies. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications and cancellations, government audits and security clearances.

Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Public sector customers may also change the way they procure new contracts and may adopt new rules or regulations governing contract procurement, including required competitive bidding or use of “open source” products, where available. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and services delivered, and we may be forced to pay any costs incurred by the customer for procuring alternative products and services. The U.S. government may also terminate contracts with us if we come under foreign government control or influence, require that we disclose our pricing data during the course of negotiations, ban us from doing business with any government entity and require us to prevent access to classified data.

U.S. government and other state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities.

Some agencies within the U.S. government require some or all of our personnel to obtain proper security clearance. If our key personnel are unable to obtain or retain this clearance, we may be unable to bid for or retain some government contracts.

WE ARE HIGHLY DEPENDENT ON REVENUE FROM OUR FLAGSHIP PRODUCT HERCULES.

We have historically derived the majority of our revenue from our flagship product Hercules. This product is expected to continue to account for a significant portion of our total revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the price of, this product as a result of, among other factors, any change in our pricing model, a maturation in the markets for this product or other risks described in this document.

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

The length of our product development and sales cycles may be greater than originally expected. We may experience delays in future product development or sales. These delays could have a material adverse effect on the amount and timing of future revenues. Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and causing our stock price to decline.

OUR EFFORTS TO DEVELOP AND INTRODUCE HERCULES AS PART OF AN APPLIANCE TO THE MARKET IS UNPROVEN AND MAY NOT BE SUCCESSFUL AND OUR FUTURE REVENUE AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

We have announced the introduction of the Hercules Security-On-Demand appliance which is expected to be released for general availability in the second quarter of 2005. Because of our limited experience with the manufacturing of appliances, our efforts to develop and sell appliances may not be as successful as we anticipate. In addition, we expect that the gross margins generated from the revenue from our appliance will be lower than the gross margins generated from our software products. Our appliance solution may not achieve market acceptance and may not be able to compete with solutions either currently in the market or introduced in the future. In addition, we will sell the appliance under a new usage based pricing model which is largely untested in the software industry and may not be accepted by customers. We may also sell the appliance solution through channels in which we have only limited experience. If we are unable to achieve market acceptance of the appliance and new pricing and sales models or compete effectively with solutions of our competitors, our future net revenues and operating results could be adversely affected.

We will rely on a third party to manufacture our appliance hardware product. Reliance on third-party manufacturers, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If our third party manufacturer cannot or will not manufacture our appliance in required volumes on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in appliance shipments. The unexpected loss of this third party manufacturer would be disruptive to our business.

IF THE CARRYING VALUE OF OUR LONG-LIVED ASSETS IS NOT RECOVERABLE, AN IMPAIRMENT LOSS MUST BE RECOGNIZED WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We evaluate our long-lived assets, including property and equipment and capitalized software development costs whenever events or circumstances occur which indicate that these assets might be impaired. Capitalized software development costs are evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish our objectives, we believe that we must provide personnel with a competitive compensation package, including stock options which may require ongoing stockholder approval.

OUR SOFTWARE MAY BE SUBJECT TO DEFECTS AND PRODUCT LIABILITY.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse effect on our business, operating results and financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION.

While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our website, such viruses or other attacks could be created and deployed against our products or website in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our website from time to time. A hacker who penetrates our network or website could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

INCREASED CUSTOMER DEMANDS ON OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We may be unable to respond quickly enough to short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further customer demand for these services, without corresponding revenue could increase costs and adversely affect our operating results.

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

In addition, some of our products incorporate licensed software. We must be able to obtain reasonably priced licenses and successfully integrate this software with our technologies. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products.

WE RELY ON OUTSIDE RESEARCH ORGANIZATIONS AND SCANNING VENDORS.

With respect to security vulnerability research, we monitor various security intelligence websites, Internet Relay Chat, or IRC channels and alerts from our scanning partners for the identification of new vulnerabilities and exploits and we have contracted with iDefense to provide updated vulnerability research data in addition to our own research efforts. Our own research team uses publicly available research to find information on vulnerabilities and their attributes. There can be no assurance that iDefense or the publicly available sites will continue to operate as a going concern and that the data they provide will be delivered without interruption. We have established business relationships with scanning vendors. Hercules is interoperable with their scanning tools and although not required for Hercules to remediate vulnerabilities, Hercules imports the scan data results from those scanning tools to perform remediation. The termination of one or more of the scanning vendor relationships with us could have a material adverse effect on our results of operations.

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

We do not have any patents or currently registered copyrights on any of our proprietary technology that we believe to be material to our future success. Although we have filed five currently pending utility patent application in the United States and one related currently pending Patent Cooperation Treaty patent application which has been the basis for eleven currently pending foreign applications with respect to some of our business applications and intellectual property rights related to our Hercules software, we have been issued no patents and we cannot assure you that any will be issued. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

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

Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We do not own any U.S. or foreign patents or registered intellectual property except our registered copyright in the code for our Hercules Software and our United States registered trademark for the mark Hercules in Class 9. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us.

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

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On March 15, 2005, motions for appointment as lead plaintiff and for approval of selection of lead counsel were filed and are pending before the Court for determination. We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

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

Our former parent company, CT Holdings, is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the spin-off of Citadel, CT Holdings or Citadel (1) was insolvent; (2) was rendered insolvent by reason of the spin-off distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the spin-off distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. Citadel believes that at the time of the spin-off distribution, the spin-off would not have given rise to any such claims.

SOME PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE TAKEOVERS.

Our certificate of incorporation and bylaws contain some anti-takeover provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, our certificate of incorporation and bylaws:

•	classify Citadel’s board of directors into three groups, so that stockholders elect only one-third of the board each year;
•	permit stockholders to remove directors only for cause and only by the affirmative vote of at least 80% of Citadel’s voting shares;
•	permit a special stockholders’ meeting to be called only by a majority of the board of directors;
•	do not permit stockholders to take action except at an annual or special meeting of stockholders;
•	require stockholders to give Citadel advance notice to nominate candidates for election to Citadel’s board of directors or to make stockholder proposals at a stockholders’ meeting;
•	permit Citadel’s board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine;
•	require the vote of the holders of at least 80% of Citadel’s voting shares for stockholder amendments to Citadel’s bylaws; and
•
require, for the approval of a business combination with stockholders owning 5% or more of Citadel’s voting shares, the vote of at least 50% of Citadel’s voting shares not owned by such stockholder, unless certain fair price requirements are met or the business combination is approved by the continuing directors of Citadel.

These provisions of our certificate of incorporation and bylaws, Delaware law and other measures we may adopt could discourage potential acquisition proposals and could delay or prevent a change in control of Citadel, even though a majority of Citadel’s stockholders may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of Citadel’s board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in some tender offers, including tender offers at prices above the then-current market value of the our shares of common stock, and may also inhibit increases in the trading price of the our shares that could result from takeover attempts or speculation.

In connection with the spin-off distribution, Citadel agreed to indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel’s or an affiliate’s post-distribution action or omission contributing to an Internal Revenue Service determination that the spin-off distribution was not tax-free. Unless CT Holdings effectively rebuts the presumption that a change in control transaction involving Citadel or disposition of Citadel occurring within the four-year period beginning two years prior to the distribution date is pursuant to the same plan or series of related transactions as the distribution, the Internal Revenue Service might determine that the distribution was not tax-free, giving rise to Citadel’s indemnification obligation. These provisions of the tax disaffiliation agreement may have the effect of discouraging or preventing an acquisition of Citadel or a disposition of Citadel’s businesses, which may in turn depress the market price for our shares.

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

ITEM 2.   DESCRIPTION OF PROPERTY

In May 2004 we signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The average monthly rent over the term of the new lease is approximately $52,200 per month beginning on November 1, 2004. The new office space was renovated and we moved into the new office space during the fourth quarter of 2004.  During the year ending December 31, 2004, we completed the renovations to our Dallas office. Approximately $836,000 of the renovations were lease incentives paid by the landlord. Approximately $53,000 of renovation expenditures were paid by us during the year ended December 31, 2004 and approximately $211,000 was paid during the first quarter of 2005. In addition, we expect that a final payment of approximately $186,000 will be made in the second quarter of 2005. All of the expenditures for the renovations to the Dallas office were or will be paid from general working capital.

Also in May 2004 we entered into a 3 year lease for approximately 6,300 square feet of office space located in Reston, Virginia with a monthly base rent of approximately $12,000 per month. We believe that the leases have commercially reasonable terms. We maintain fire and casualty insurance that we believe adequately covers our leased properties against loss. We believe that our existing facilities are adequate for current needs and that the productive capacity in such facilities is substantially being utilized. There are no immediate plans to open offices outside the United States.

ITEM 3.   LEGAL PROCEEDINGS

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Chief Executive Officer and a Director of the Company, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company’s securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after the Company’s announcement on December 17, 2004 that its projection of revenue and earnings for the full year 2004 would be less than previously projected. On March 15, 2005, motions for appointment as lead plaintiff and for approval of selection of lead counsel were filed and are pending before the Court for determination. The Company believes these suits are without merit and intends to vigorously defend them.

Various legal claims are pending or may be instituted against our former parent company, CT Holdings, Inc. Because Citadel is a separate corporation which did not engage in the activities giving rise to these legal claims, Citadel’s management believes the risk that Citadel’s assets could be subject to these claims and liabilities (except for those claims and liabilities expressly assumed in the distribution agreement) is remote, although there can be no assurance that Citadel will not become subject to these claims and liabilities.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On May 20, 2002 the Company’s stock began trading on the Over-The-Counter Bulletin Board under the symbol CDSS. In April 2004 the Company's stock began trading on the NASDAQ SmallCap Market under the symbol CDSS. As of March 30,  2005, the last sales price per share of the Company’s common stock, as reported by The NASDAQ SmallCap Market, was $1.10. The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2003 through December 31, 2004, as reported by The NASDAQ SmallCap Market and the Over-The-Counter Bulletin Board prior to April 2004 (high and low quotations from the Over-The-Counter Bulletin Board reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions).

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2004
1st Quarter	$6.36	$3.50
2nd Quarter	5.40	2.78
3rd Quarter	3.18	1.73
4th Quarter	5.00	2.28

YEAR ENDED DECEMBER 31, 2003
1st Quarter	$1.60	$0.96
2nd Quarter	2.03	1.02
3rd Quarter	1.80	1.06
4th Quarter	4.50	1.25

At December 31, 2004 there were approximately 829 holders of record of the Company’s outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds, subject to the limitations imposed by our shares of Series A Convertible Preferred Stock and our credit facilities. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company’s business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company, the limitations imposed by our preferred stock and credit facilities, and such other factors that the Board of Directors of the Company may consider. At December 31, 2004, the Company has 1,000,000 shares of preferred stock authorized, of which 15,000 shares have been issued as Series A Convertible Preferred Stock, which entitle the holders thereof to preferences as to payment of dividends and liquidation proceeds.

SALES OF UNREGISTERED SECURITIES - USE OF PROCEEDS

On February 10, 2004, Citadel closed a private placement for gross proceeds of $15 million consisting of 15,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”) convertible at the option of the holder without additional cost into 3 million shares of common stock, and five year warrants to purchase 1.2 million shares of common stock of Citadel, in a private placement to an accredited investor under Rule 506 under Regulation D of the Securities Act of 1933, as amended. The placement agents, Merriman Curhan Ford & Co. and Brean Murray & Co., received a fee of approximately $1,125,000 plus warrants to purchase 225,000 shares of common stock at an exercise price of $5.15 per share with substantially the same rights as the warrants the holders of Series A Shares received. We granted registration rights to the holders of these securities and registered the shares of our common stock underlying the preferred stock and warrants in May 2004. The net proceeds from the preferred stock financing after private placement fees and legal and accounting fees were used to fund the expansion of our sales, marketing and engineering initiatives and for working capital purposes.

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholder of Citadel prior to a spin out transaction of Citadel in May 2002. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 1,500,000 shares of common stock were originally reserved for issuance under the terms of the Plan. In 2004 our Board and our stockholders approved amendments to the Plan, including an increase in the shares of common stock reserved for issuance thereunder by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan. Since the inception of the Plan we have granted 2,402,000 awards under the Plan through December 31, 2004. Options cancelled since the inception of the Plan due to employee terminations amounted to 746,776 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 337,224 options since the inception of the Plan through December 31, 2004 and hold 325,154 options which were exercisable at December 31, 2004. The options granted have a term of 10 years and generally vest over periods of up to three years. The underlying shares of common stock in the Plan were registered on Form S-8 in July 2003.

The board of directors has also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options have been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less. There were 6,675,000 options outstanding at December 31, 2004 of which 5,302,485, are exercisable. The remaining options vest over periods of up to three years.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,318,000	$2.73	1,344,776

Equity compensation plans not
approved by security holders	6,675,000	$1.17	-

REPURCHASES OF SECURITIES

The Company made no repurchases of shares during the fourth quarter of 2004.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

OUR BUSINESS

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by a technology business incubator. Citadel was spun off as a standalone company in May 2002. We develop and market full life cycle vulnerability management software for enterprise level network security. Our computer software products include security management solutions for networks and personal workstations which are designed to manage security on servers and personal computers ("PC") attached to local area networks ("LAN"). Our products enable organizations to remediate their computer network's security vulnerabilities that occur in software applications, unauthorized or weak access rights and misconfigurations of systems. In some cases, security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker. Our software products can also be used to maintain compliance with security policies of the managed devices connected to the network.

With our products, organizations are able to more efficiently manage their computing environments and enforce security policies from a single point of control across Windows, Linux, Unix and Mac platforms. Our products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. Our solutions are designed to reduce customer costs, maintain integrity and availability of customer information, maintain the secure operation of workstations and servers, secure systems from unauthorized access or use, and generally enable IT professionals to devote more time to improving service rather than focusing on security policy details. Our products also allow customers to comply with internal and external security policies that are being driven by government or industry mandates.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below our accounting policies for revenue recognition and software development costs, which we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis, where such policies affect our reported and expected financial results.

REVENUE RECOGNITION

Our customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. Our revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received, delivery has occurred to the customer through electronic download or if software media and documentation is shipped, when shipped if delivery terms are FOB "Origin" or when delivered if delivery terms are FOB "Destination". In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the undelivered components based on vendor specific objective evidence (“VSOE”) and recognized based on management's estimate of the fair value of each undelivered component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download our products from our secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been estimated and recorded at December 31, 2004. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2004.

As a convenience to government customers, our products may be licensed through government contractors, including system integrators. These government contractors and systems integrators hold the preferred purchasing and contracting vehicles for use by the various government agencies to purchase information technology products and services including our products and services. Our contracts with these government contractors do not contain an express right of return, however, these government contractors may order products in advance of receiving the order from the government agency. When aware of these circumstances, we defer revenue recognition until the government contractor has received the authorization to deliver the products to the end user government agency and any contingencies have lapsed. In certain circumstances where the federal agency ordering the product does not take delivery of our product, we may agree to accept the return of the product from the government systems integrator.

We also offer our products to customers under subscription licenses with one year to five year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and if the product is Hercules, to the vulnerability remedy database for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received.

SOFTWARE DEVELOPMENT COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed design and analysis plan is completed and programming of the software code begins. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 “Accounting Changes.”

Our product development strategy has been architected for the current and future releases of Microsoft Windows, UNIX, Linux, Mac and other well established operating systems. These operating systems are well established and we believe that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

We evaluate the estimated net realizable value of each software product annually at year end. Our estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, we record a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions resulting in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2004 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

OPERATIONAL HIGHLIGHTS FOR 2004

Key operational highlights for the year ended December 31, 2004 include:

•
We received a record $19.4 million in gross orders for products, maintenance and professional services during 2004. Of that amount, $3.4 million represented orders from commercial enterprises and $16.0 million represented orders from government organizations. The new orders booked translated into recognized revenue of $15.3 million for the year that was more than two and one-half times the 2003 full year revenue of $5.9 million.

•
We completed a private placement of preferred stock in February 2004 generating gross proceeds of $15 million. In addition, we entered into a bank line of credit of $3.5 million that partially funded capital expenditures in 2004. Cash at December 31, 2004 was $9.8 million. Working capital was $3.5 million and stockholders equity was $10.8 million at December 31, 2004.

•
The momentum that began in the public sector in 2003 and continued into 2004 was highlighted by the selection of Hercules as part of a $10.3 million task order award for automated vulnerability management covering the worldwide systems of the Department of Defense. In addition, 2004 saw repeat orders from the Department of Veteran Affairs for worldwide licensing of Hercules as well as software maintenance and training services.

•
The largest commercial contract in our history to date was a $1.7 million enterprise-wide contract, which included professional services and the licensing of Hercules to MCI, Inc., a global communications and services provider.

•
We opened an office in the Washington D.C. area to provide full-service sales, marketing, contract management and pre-sales engineering support to the federal government. In late 2004, we expanded the focus of this office to cover state and local governments in all 50 states. Our headquarters also moved to new high-tech facilities in Dallas to showcase our security solutions. Finally, field sales personnel were hired in strategic geographic territories throughout the United States to address the commercial market.

•	Our common stock was approved for listing on the NASDAQ SmallCap Market and began trading in April 2004 under the company's ticker symbol "CDSS".

•
During 2004 our product development team completed and released three new versions and updates to Hercules including the new functionality of ConnectGuard and AssetGuard. Also during 2004, Hercules attained Common Criteria EAL 3 certification, Microsoft Windows Server 2003 certification, OVAL certification and full compatibility with CVE compliance. OVAL is an industry consortium developing a common language for security experts to discuss and agree upon technical details about how to check for the presence of vulnerabilities on computer systems, and CVE is an international, community-based effort among industry, government and academic participants to provide a common definitional framework for vulnerabilities.

REVENUE

The components of revenue for the years ended December 31, 2004 and 2003 are as follows.

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Amount	Percent
Revenue from:
-License fees
Hercules	$9,491,667	$4,686,801	$4,804,866	103%
SecurePC	432,208	439,468	(7,260)	(2)%
NetOFF	2,506,264	112,666	2,393,598	2125%
Provision for returns and allowances	(68,554)	(40,925)	(27,629)	67%
	12,361,585	5,198,010	7,163,575	138%
-Customer support services	2,786,916	617,651	2,169,265	351%
-Other services	104,654	40,635	64,019	158%
Total revenue	$15,253,155	$5,856,296	$9,396,859	160%

During the year ended December 31, 2004 we received gross orders for approximately $19.4 million of product and services. After applying revenue recognition criteria, total revenue, net of a provision for product returns, for the year ended December 31, 2004 was $15,253,155 versus $5,856,296 for the year ended December 31, 2003, an increase of $9,396,859 or 160%. The increase in revenue was primarily the result of the increase in orders for Hercules and NetOFF.

The increase in orders resulted in an increase in revenue from license fees, net of a provision for returns and allowances, of $7,163,575 or 138%. Revenue from Hercules license fees grew $4,804,866 or 103% to $9,491,667 for the year ended December 31, 2004 versus $4,686,801 for the year ended December 31, 2003. License fee revenue for NetOFF was up $2,393,598 primarily due to a $2.3 million order from the Department of Veteran affairs. SecurePC license fee revenue was flat in 2004 as compared to the year 2003.

Typically we have little or no backlog of unfilled orders at the end of a reporting period. However, at December 31, 2004 we had received an order for $2.2 million dollars for renewal maintenance and professional services from one customer. The renewal period for the maintenance began on January 1, 2005 and the services were scheduled to be performed beginning in the first quarter of 2005. At December 31, 2004 we had not been paid in advance for these services therefore, no amounts were reflected in the financial statements for accounts receivable and deferred revenue at December 31, 2004. We expect that the revenue from this order for customer support will be recognized ratably and professional services will be earned and recognized as performed during 2005.

License fee revenue in the foreseeable future is expected to come primarily from our automated vulnerability remediation product, Hercules, and its component products, ConnectGuard and AssetGuard, licensed to Fortune 2000 companies and large government agencies, with large and geographically diverse computer networks. We expect to engage these customers in the sales process beginning at the business unit or department level and ultimately leading to sales coverage across the entire enterprise. However, due to the enterprise nature of the Hercules product the sales cycle to these large enterprise customers is expected to be longer for Hercules than for shrink wrap commodity software products. As a result, quarterly revenue is anticipated to be less predictable due to the size and timing of receipt of the orders from these large organizations. Compared to other companies in our industry of larger size, the fluctuations in our revenue and resulting net income or loss may be more volatile from quarter to quarter than in more established companies.

We require all customers to enter into a separate contract for customer support services when licensing our products. In addition to support services, Hercules customers receive access to the Hercules remedies available via the Hercules update service known as V-Flash. Our Remediation Security Group researches new vulnerabilities, writes the remedies for the new vulnerabilities and tests the remedies to assure that the remedies function as expected. The remedies are then made available to our customers via the V-Flash database. Customers are encouraged to update their remediation database frequently by performing the update actions within Hercules which accesses the V-Flash database via the Internet. Accessing the database frequently is recommended if a customer wishes to remain secure from newly identified vulnerabilities. Revenue recognized from customer support services contracts recognized ratably over the term of the contract, which is generally one year, amounted to $2,786,916 and $617,651 for the years ended December 31, 2004 and 2003, respectively. The increase of $2,169,265 or 351% is primarily due to the increase in the delivery of customer support services related to Hercules.

During 2004 we began offering optional services to our customers including Hercules training, implementation services and security system architecture expertise. Other services revenue for the year ended December 31, 2004 included training and implementation services revenue of $104,654 . Other services revenue for the year ended December 31, 2003 includes training revenue of approximately $32,000 and approximately $8,000 of custom development services. As we formalize services programs and service offerings around Hercules, we expect that professional services revenue will increase in 2005 over the services revenue recognized in 2004 however there can be no assurances that this growth will occur. In addition, professional services revenue is expected to have lower gross margins than the gross margins generated from licensing of our software products plus revenue from customer support agreements. Therefore a change in the revenue mix to a larger proportion of professional services revenue than revenue from software licenses and customer support contracts could lower total gross margins. We do not anticipate that custom development services will become a primary offering or if offered, a material portion of services revenue in the foreseeable future.

The provision for product returns and allowances for the years ended December 31, 2004 was $68,554 versus $40,925 for the year ended December 31, 2003. The provision for returns and allowances is an estimate based upon historical trends and the increase in the average invoice size in 2004. We do not expect product returns, if any, related to 2004 revenue to exceed the estimated allowance of $209,000 at December 31, 2004 due to the nature of our licensing terms and product quality however, there can be no assurance that returns will not exceed the allowance.

During 2004 we continued to focus our licensing efforts on market segments including government, healthcare, financial institutions and corporations in all other market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act (“HIPAA”) for healthcare, Gramm-Leach-Bliley Act for financial services (“GLB”), Federal Information Security Management Act (“FISMA”), the Sarbanes Oxley Act of 2002 ("SOX") for publicly traded companies, and Presidential Decision Directive 63 (“PDD-63”) for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the years ended December 31, 2004 and 2003 was as follows:

	Years Ended December 31,
Industry Segment	2004	2003
Corporate	12%	3%
Education	1%	2%
Financial institutions	4%	8%
Government	82%	80%
All other, primarily health	1%	7%

Revenue from customers representing 10% or more of total revenue during the years ended December 31, 2004 and 2003, respectively, was as follows:

	Years Ended December 31,
End User Customer	2004	2003
Department of Veteran Affairs	41%	67%
Defense Information Systems Agency (“DISA”)	39%	0%

Although the existing customers listed above represent 80% of the 2004 revenue we do not expect to rely on any one existing customer, group of existing customers or industry segment for a significant source of recurring revenue. However, revenue from government agencies is anticipated to continue to be the larger portion of the future revenue composition by industry segment. As mentioned above, we expect that future revenue from the licensing of Hercules will be derived primarily from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could become a material component of revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue for the years ended December 31, 2004 and 2003 are as follows:
	Year Ended December 31,		Increase (Decrease)
	2004	2003	Amount	Percent
Costs of revenue
Software amortization	$1,287,927	$473,881	$814,046	172%
Customer support and services costs	1,507,661	288,323	1,219,338	423%
Shipping and other costs	36,496	56,544	(20,048)	(35)%

Total costs of revenue	$2,832,084	$818,748	$2,013,336	246%

Software Amortization

Software amortization begins at the time a new product or new version of a product is released from development and is made generally available to potential customers for licensing. Software amortization expense increased $814,046, or 172%, in the year ended December 31, 2004 versus the year ended December 31, 2003 due to higher average balances of amortizable capitalized software development costs related to new releases of Hercules versions in 2004 versus 2003. We expect that software amortization will increase in the quarters of 2005 due to the amortization of the capitalized software development costs associated with planned new releases of Hercules and other new product releases. In addition, quarterly software amortization is expected to vary in amount (from approximately $500,000 per quarter to $575,000 per quarter) from quarter to quarter due to the release of Hercules 3.5.1 during the first quarter of 2005 and Hercules 4.0 version expected to be available in late second quarter of 2005.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at December 31, 2004 of $4,048,452 and December 31, 2003 of $2,075,169 indicated that the unamortized capitalized software balances at December 31, 2004 and December 31, 2003 did not exceed net realizable value. Accordingly, no write-down was required during the year ended December 31, 2004 or the year ended December 31, 2003. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Customer Support And Services Costs

Under our post sale customer support services agreements, a customer receives the right to telephone support and the right to receive software point releases and software updates on a when and if available basis. In addition to these services, Hercules customers receive updates to the vulnerability remedies via Internet access to our V-Flash remediation content database.

The customer support and other services costs for the years ended December 31, 2004 and 2003 of $1,507,661 and $288,323, respectively, include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that write the vulnerability remedies and manage the V-Flash remedy database. Other services costs include the direct costs of the personnel assigned to training and implementation services. The increase in the customer support and other services costs of $1,219,338 or 423% over the year ended December 31, 2003 is directly attributable to the increase in personnel performing these functions and an increase in the volume services engagements in 2004 over 2003.

At December 31, 2004, we had 7 full time personnel assigned to the support organization versus 3 full time employees assigned to customer support at December 31, 2003. Included in customer support and other services costs are the costs and expenses associated with our V-Flash remediation security engineering. At December 31, 2004, we employed 16 security engineers versus 11 security engineers at December 31, 2003. The security engineers monitor various security intelligence sites, IRC channels and our associated scanning partners for new vulnerabilities and exploits. As vulnerabilities and their exploits are discovered, the remediation security engineers quickly respond by writing a remedy to counteract the discovered vulnerability and prevent its exploit. The remedy is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new remedies, the security engineers continually monitor and update research information and URL links for vulnerabilities and related content to ensure that all links and research material are timely and relevant. The costs associated with the customer support and security remediation group are largely dependent upon the number of people assigned to these functions. We believe that these functions are adequately staffed and therefore we do not expect to incur significant increases in the quarter-to-quarter costs for these functions during 2005, however there can be no assurance that costs will remain constant at these expected staffing levels.

Included in the customer support and other services costs is approximately $29,000 for the costs associated with the delivery of services, including training and implementation activities. The costs of services are expected to increase in the foreseeable future as we formalize programs and service offerings around Hercules and the best security practices for full life cycle vulnerability management. At December 31, 2004 there was approximately $899,000 of services revenue in deferred revenue and unfilled order backlog. These services are expected to be delivered in 2005 and accordingly, the costs of the personnel and other direct costs related to the delivery of these services are expected to be reported as services costs, a component of costs of revenue.

Shipping And Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules and third party royalties for technology embedded in Hercules. Shipping and other costs for the years ended December 31, 2004 and 2003 were $36,496 and $56,544, respectively. Of these costs, third party royalties were approximately $14,000 for the year ended December 31, 2004, compared to approximately $13,000 of third party royalties for the year ended December 31, 2003. The costs of shipping and media preparation were immaterial in the years ended December 31, 2004 and 2003. We expect that shipping and other costs will vary with revenue levels but will not become a significant component of costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses ("SG&A") of $17,550,485 and $6,388,396 for the years ended December 31, 2004 and 2003, respectively, representing an increase of $11,162,089, or 175%. The increase in SG&A as more fully described below, is primarily due to the increase in the number of employees performing SG&A functions resulting in higher compensation expense, increased infrastructure support costs and increased professional fees incurred for the execution of the marketing and public relations efforts surrounding the marketing and licensing of our vulnerability management product, Hercules.

At December 31, 2004, we employed 61 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and we employed 14 people in finance, internal information technology, administration and general management including our CEO and CFO. At December 31, 2003, we employed 24 people as sales and marketing professionals, including pre-sales security engineers, and 9 people in finance, administration and general management including our CEO and CFO. This is an increase of 42 personnel in SG&A functions since December 31, 2003 creating corresponding increases in the expense categories described further in the table below.

As noted above the increases in SG&A expense during the year ended December 31, 2004 over the year ended December 31, 2003 were approximately $11,162,000. The significant categories of expense increases are shown in the following table.

Categories of selling, general and administrative expense increases	Increase Year Ended December 31, 2004 Over 2003

Salaries and benefits associated with the increase in employees	$4,530,000

Incentive compensation associated with higher revenue	3,140,000

Travel and entertainment associated with increases in employees and customer sales activities	724,000

Direct marketing expense associated with trade shows, advertising and other marketing expenses	913,000

Professional fees including accounting, legal, investor relations, public relations and recruiting fees	928,000

Rents and telecommunications expenses	423,000

Expenses related to insurance, maintenance fees, supplies, business taxes and other office support expenses	504,000

Total increase in SG&A	$11,162,000

Compensation expense included in SG&A for 2004 included non-cash stock compensation expense for estimated fair value of approximately $130,000 related to the extension of the time to exercise a stock option grant by a former employee. This is considered a modification of the terms of the option agreement and accordingly the fair value of the option was estimated and expensed. In 2003, compensation expense included in SG&A for 2003 included non-cash stock compensation expense for the estimated fair value of $82,500 for shares of common stock issued to an officer upon his employment with the Company.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and software code programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense in the statement of operations. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the years ended December 31, 2004 and 2003 are presented in the table below.

	2004	2003
Product development expense, net of capitalized software development costs	$1,995,612	$392,967
Software development costs capitalized	3,261,210	1,897,497
Gross product development expense	5,256,822	2,290,464
Capitalized costs as a percentage of gross product development expense	62%	83%

The increase in development expense is primarily due to the increase in pay and benefits expenses associated with the increase in the number software development engineers and quality assurance engineers employed during the respective periods presented as well as the costs of third party development projects and the Common Criteria certification testing. At December 31, 2004, we employed 40 software development and quality assurance engineers versus 27 software development and quality assurance engineers at December 31, 2003.

The capitalization rate is the percentage of capitalized costs to total gross product development costs for the period. The capitalization rate was 62% for the year 2004 versus 83% for the year 2003. The decrease in the capitalization rate is primarily due to the expensing of higher levels of non-capitalizable costs and expenses including development projects that had not reached technological feasibility, software hotfixes and product maintenance releases during the years presented.

Factors that affect the amount of software development costs capitalized or expensed include the stage of development of the project, the number of employees assigned to capitalizable projects, and the existence of significant third party costs, such as common criteria or other certification costs. Following a product release there is a period of time when maintenance work is performed and new product planning and analysis is done. Neither of the activities are allowed costs for capitalization and as a result, the capitalization rate is expected to decline following a product release. The capitalization rate may increase once the new product planning and analysis phases are completed and the product has been determined to have reached technological feasibility. Therefore, product development expense and the capitalization rate historically have fluctuated from period to period, and may continue to fluctuate from period to period in the future. The capitalization rate is highly dependent upon the number and stage of software development projects that are in process and the related number of employees assigned to those projects. In addition, third party testing and certification costs may be significant from time-to-time and are dependent upon the cost requirements of the testing or certification laboratory. We expect that the capitalization rate will range between 60% and 70% of gross product development expense in any quarter of the year 2005 but due to the factors discussed above, there can be no assurance that the capitalization rate will remain within this range. Gross product development expense is expected to remain constant at the current staffing and spending levels from quarter to quarter during 2005. In the first quarter of 2005 we released Hercules 3.5.1. We plan to release new products and new versions of our products during 2005 including the Hercules Security-On-Demand appliance and Hercules 4.0, both scheduled for release in late second quarter 2005.

DEPRECIATION EXPENSE

Depreciation expense for the year ended December 31, 2004 was $670,782, compared to $207,924 for the year ended December 31, 2003, representing an increase of $462,858 or 223%. We attribute this increase to higher average depreciable balances of property, equipment and leasehold improvements. During the year ended December 31, 2004, we purchased $5,038,193 of capital expenditures for the expansion of office facilities and the build out of our technology infrastructure supporting the growth in employees, new products, quality assurance test labs and our remediation signature and software development initiatives.

	Year Ended December 31,
	2004	2003
Capital expenditures for depreciable property and equipment	$5,038,193	$411,211

Net property and equipment balances	6,356,362	635,748

Capital expenditures in 2005 are expected to approximate $1.5 million to replace or refresh older technology assets and to support the equipment requirements for new product development. The estimated useful lives of the property and equipment range from 1 to 8 years. Quarterly depreciation expense is expected to range between $300,000 and $400,000 per quarter as the completed technology infrastructure assets that come on line begin to depreciate.

INTEREST EXPENSE

Interest expense for the years ended December 31, 2004 and 2003 was $82,612 and $3,036,342, respectively, reflecting a decrease in interest expense of $2,953,730. During 2003 we completed a number of equity and debt financings that due to the type and estimated fair value of the securities and debt instruments issued, approximately $2.8 million of non-recurring, non-cash charges were recorded as interest expense. The non-cash interest charges are listed in the table below. During 2004 interest expense primarily related to the interest on the bank debt and the amortization of the deferred debt issuance costs related to the estimated fair value of warrants issued to the bank in conjunction with obtaining the lines of credit. Interest expense paid during 2004 was approximately $55,000 versus approximately $38,000 paid during 2003. The components of interest expense for the years ended December 31, 2004 and 2003 are summarized as follows:

	Years Ended
	December 31,
	2004		2003
Non-cash interest charges:

Fair value of common stock issued in conjunction with convertible debt	$	---	$1,067,928
Fair value of beneficial conversion feature of convertible debt		---	1,543,310
Fair value of warrants issued to placement agent		---	121,725
Interest payable converted to common stock		---	68,131
Amortization of fair value of warrants as debt issuance costs		16,052	---
Total non-cash interest expense		16,052	2,801,094

Cash interest charges:
Amortization of debt issue costs		---	212,000
Interest on notes payable		---	23,248
Interest on bank lines of credit		60,908	---
Other interest bearing obligations		5,652	---
Total interest expense		$82,612	$3,036,342

WRITE-OFF OF PROPERTY AND EQUIPMENT

In May 2004, we signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. We moved into the new office space on November 18, 2004 and at that time wrote off the remaining net book value of $77,786 of leasehold improvements and equipment that we would no longer use in our operations.

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

PREFERRED DIVIDENDS AND ACCRETION OF BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

The statement of operations presents preferred dividends and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the "Preferred Stock") as an increase to the net loss so as to arrive at net loss to common shareholders. The Preferred Stock accrues dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends are payable on April 1, July 1, October 1 and January 1 of each year. During the year ended December 31, 2004 we had accrued $187,500 and paid $477,439 of preferred stock dividends in cash.

The Preferred Stock was issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Preferred Stock and the warrants were estimated and as a result, it was determined that the non-cash relative fair value of the beneficial conversion feature of the Preferred Stock was approximately $985,000 which is being accreted to additional paid in capital over the four year term of the preferred stock. Of this amount, $215,397 was accreted in the year ended December 31, 2004.

NET LOSS AND INCOME TAX VALUATION ALLOWANCE

For the year ended December 31, 2004 we reported a net loss to common shareholders of $8,719,362 versus a net loss to common shareholders of $5,248,581 for the year ended December 31, 2003. Due to the uncertainty of realization, we recorded a valuation allowance equal to the net deferred tax asset associated with income tax benefit ascribed to the loss before income taxes for the years ended December 31, 2004 and 2003. At December 31, 2004 we have a net operating loss carryforward of approximately $13,500,000 which due to the uncertainty of realization has been fully reserved. The net operating loss carryforward is subject to annual limitations as prescribed in the Internal Revenue Code and is available to offset future taxable income and begins to expire in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 we had cash and cash equivalents of approximately $9.8 million, a net working capital position of approximately $3.5 million and stockholders’ equity of approximately $10.8 million. On February 10, 2004, in return for gross proceeds of $15,000,000, we issued 15,000 shares of the Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The net proceeds from the preferred stock financing, were approximately $13,800,000, after placement agent fees, as well as accounting and legal fees and were used to fund the expansion of our sales and marketing team to support the Company's business plan, and to increase our engineering team to implement our product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the life cycle vulnerability management market. In April 2004, we secured a revolving credit line from a bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The $750,000 revolving line of credit was later converted by the bank as a term loan line of credit for the acquisition of equipment. The total $3,500,000 in proceeds from the credit facilities has been used to partially fund approximately $5,000,000 of capital expenditures during 2004. In March 2005, we entered into an amendment to these credit facilities to revise the financial covenants to bring them more in line with our operations, including the liquidity ratio test, EBITDA requirement and minimum cash balance. The other material terms of the credit facilities, including interest rate, security, and final maturity, remain the same.

We believe that cash generated from the preferred stock financing, the credit facilities provided by the bank, our existing cash balances and cash equivalents along with the cash balances expected to be generated from the execution of our 2005 operating plans will be sufficient to meet our cash requirements for the next twelve months. However we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our receipt of cash from licenses of our products, our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that we will achieve our operating plans, or that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations and whatever credit facilities or debt or equity financings we may arrange.

Cash Used in Operating Activities

The net cash used in operating activities was $4,100,422 during the year ended December 31, 2004. Our net loss of $7,839,025 was adjusted for non-cash charges of $2,313,042 and a net increase in cash from changes in operating assets and liabilities of $1,425,561. Non-cash charges include depreciation and amortization of $1,958,709, provision for returns, allowances and bad debts of $130,500, stock compensation expense of $129,995, a $77,786 write-off of fixed assets and the amortization of debt issuance costs of $16,052. Cash decreased due to a change in operating assets of $256,103 during the year ended December 31, 2004 primarily due to the increase in prepaid commissions on higher levels of deferred revenue offset by the collection of accounts receivable during the year ended December 31, 2004. Operating liabilities except for deferred revenue, increased $1,543,836 primarily due to higher activity levels from a higher number of employees during 2004 than in 2003. Deferred revenue increased $137,828 resulting from a net increase in deferred maintenance and services revenue of $1,847,828 related to a higher level of post sale customer support and services contracts in force at December 31, 2004 than at December 31, 2003 and offset by the reversal of $1,710,000 million related to the deferred revenue associated with a December 2003 product shipment to a systems integrator.

Total deferred revenue at December 31, 2004 and 2003 was $2,943,023 and $2,805,195, respectively, and represents revenue to be earned from customer support contracts in force at December 31, 2004 and professional services contracts for which the services had not been performed at December 31, 2004. Of the total deferred revenue, $480,172 is for prepaid services expected to be performed more than twelve months from the balance sheet date and accordingly has been classified as long-term deferred revenue. The increase in deferred revenue of $137,828 is the result of higher levels of orders during 2004 than in 2003 for customer support services and professional services net of a $1.7 million cancellation of an order from a government systems integrator discussed below.

Deferred revenue at December 31, 2003 was $2,805,195, of which approximately $1,400,000 relates to deferred license fees and approximately $1,400,000 relates to customer support services deferred revenue. At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a government systems integrator of approximately $1.7 million and consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was fixed-fee order and shipment had occurred in December 2003 and the Company determined that the collection of the revenue was probable, the Company deferred revenue recognition because the government systems integrator had not concluded negotiations with the end user government agency and had not delivered the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1.7 million in June 2004.

The net cash used in operating activities was $272,093 for the year ended December 31, 2003. The net loss of $5,248,581 was adjusted for non-cash charges of $4,257,979 and changes in operating assets and liabilities of $718,509. Non-cash charges include depreciation and amortization of $681,806, provision for returns, allowances and bad debts of $58,500, non-cash interest charges of $2,944,963 related to the convertible notes issued during the year, stock compensation expense of $82,500, the estimated fair value of $265,210 for common stock, stock options and warrants issued to consultants in lieu of cash payments for services, and the $225,000 write-off of the note receivable from CT Holdings. Operating assets increased $1,749,447 during the year ended December 31, 2003 primarily due to the increase in licensing fees and support services related to the increased orders for Hercules. Operating liabilities except for deferred revenue decreased $187,046 due to the payment of the payroll tax liability, which is no longer in arrears and the payment of accounts payable due to the availability of cash to meet our current obligations.

Cash Used in Investing Activities

Cash flows used in investing activities during the year ended December 31, 2004 were $8,299,403. Of that amount $5,038,193 was expended for purchases of computer equipment for newly hired employees, improvements to our information technology infrastructure and the leasehold improvements to new office space. Similar expenditures during the year 2003 were $411,211. Expenditures for computer equipment and our information technology infrastructure in 2005 are expected to be approximately $1.5 million representing the expenditures for the completion of our technology infrastructure project begun in 2004, expenditures for the refresh and replacement of older equipment technologies and expenditures for new equipment technologies to support our planned development projects.

We also had expenditures during 2004 of $3,261,210 for additions to capitalized software development costs related to the Hercules product development costs. This compares to $1,897,497 for similar expenditures during 2003. Our development plans include new product releases, new features and functionality additions to existing products. Gross expenditures for product development are largely dependent upon the number of software engineers employed and assigned to the software development projects. We believe that at December 31, 2004 we were fully staffed in product development therefore, gross expenditures are expected to remain stable from quarter to quarter during 2005. However, the capitalization rate may fluctuate from quarter to quarter in the future, depending upon the number and stage of software development projects that are in process and the related number of employees assigned to those projects.

Cash flows from investing activities during the year ended December 31, 2003 in addition to capital expenditures and capitalized software development costs, included the issuance of a $225,000 note receivable to CT Holdings.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2004 were $17,145,818 and were primarily due to the proceeds received from a preferred stock transaction in February 2004 and borrowings of $3,500,000 on our bank lines of credit to partially fund approximately $5,000,000 of capital expenditures during 2004. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 plus legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) with warrants to purchase 1,200,000 shares of common stock. Preferred dividends of $477,439 were paid during the year ended December 31, 2004. At December 31, 2004, we had accrued preferred dividends of $187,500 which were subsequently paid in January 2005. During 2004 we borrowed $3,500,000 against our bank lines of credit to partially fund capital expenditures related to the technology infrastructure project and the build out of new office space. Payments against the borrowings began in November 2004 and through December 31, 2004 we had made payments of $183,334 against the borrowings. We also received proceeds of $336,057 from the exercise of employee stock options, $216,550 from the exercise of warrants and we repaid $16,903 of advances made to us by our CEO.

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

In addition, we received advances and proceeds from notes payable from related parties of $888,522 and made payments to related parties of $1,463,160 to pay down the advances and notes payable from related parties. During the year ended December 31, 2003, a former director exercised stock options for 862,500 shares of the Company’s common stock using a $250,000 note payable to the former director plus accrued interest of $26,000 through the date of exercise as payment of the aggregate exercise price of $276,000. Notes payable to stockholders at December 31, 2002 plus new notes issued to stock holders during the year 2003, aggregating $537,000, were repaid during the year ended December 31, 2003. At December 31, 2003, as a result of the culmination of all the financing activities, we had no amounts owed under notes payable.

CONTRACTUAL OBLIGATIONS

At December 31, 2004 the contractual obligations are as follows:

		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$3,316,666	$1,327,273	$1,989,393	$-	$-
Capital Lease Obligation	-	-	-	-	-
Operating Lease Obligations	5,111,002	751,620	1,409,096	1,220,808	1,729,478
Purchase Obligations	600,619	600,619	-	-	-
Preferred Stock Dividends	2,335,061	750,000	1,585,061	-	-
Other Contractual Obligations Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$11,363,348	$3,429,512	$4,983,550	$1,220,808	$1,729,478

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.     FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2004 and 2003 are found following the signature page of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROL AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item may be found in the section captioned “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Conduct for all of our directors, officers and employees and a Code of Ethics for our CEO and Senior Financial Executives in March 2004. Stockholders may view our Code of Business Conduct and Code of Ethics on our website at www.citadel.com or request a free copy:

Citadel Security Software Inc.
Attention: Investor Relations
Two Lincoln Centre, Suite 1600
5420 LBJ Freeway
Dallas, Texas 75240
(214)520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.citadel.com.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item may be found in the section captioned “Directors and Management - Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned “Related Party Transactions” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005	CITADEL SECURITY SOFTWARE INC.

	By:	/s/ STEVEN B. SOLOMON

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ STEVEN B. SOLOMON	President, Chief Executive Officer
Steven B. Solomon	and Director	March 31, 2005
(Principal Executive Officer)

/s/ RICHARD CONNELLY	Chief Financial Officer	March 31, 2005
Richard Connelly	(Principal Accounting Officer)

/s/ JOHN LEIDE	Director	March 31, 2005
Major General (Ret) John Leide

/s/ CHRIS A. ECONOMOU	Director	March 31, 2005
Chris A. Economou

/s/ JOE M. ALLBAUGH	Director	March 31, 2005
Joe M. Allbaugh

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-33491, filed with the Commission on January 11, 2002 (the “Form 10-SB”) and incorporated by reference herein)

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

4.3
Registration Rights Agreement, dated as of February 10, 2004 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.4	Form of Senior Promissory Note (filed as exhibit 4.1 to the Form 8-K filed by the Company on September 8, 2004 and incorporated by reference herein)

4.5	Loan and Security Agreement between Citadel and Comerica Bank (filed as Exhibit 10.1 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.6	Intellectual Property Security Agreement between Citadel and Comerica Bank (filed as Exhibit 10.2 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.7	Form of Warrant to Purchase Stock (filed as Exhibit 10.3 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.8
First Amendment to Loan and Security Agreement between Citadel and Comerica Bank dated as of December 30, 2004 (filed as Exhibit 99.1 to the Form 8-K filed by the Company on December 30, 2004 and incorporated by reference herein)

4.9	Second Amendment to Loan and Security Agreement between Citadel and Comerica Bank dated as of March 30, 2005 (filed herewith)

10.1	Form of Plan and Agreement of Distribution between CT Holdings and Registrant (filed as Exhibit 10.1 to the Form 10-SB and incorporated by reference herein)

10.2	Form of Tax Disaffiliation Agreement between CT Holdings and the Registrant (filed as Exhibit 10.2 to the Form 10-SB and incorporated by reference herein)

10.3
Form of Transition Services Agreement between CT Holdings and Registrant (amended to extend the term until May 2005 and reduced the monthly fee to $7,500) (filed as Exhibit 10.3 to the Form 10-SB and incorporated by reference herein)

10.4	Form of Indemnification Agreement between Registrant and its directors and officers (filed as Exhibit 10.4 to the Form 10-SB and incorporated by reference herein)

10.5	Employment Agreement dated as of January 1, 2002 by and between Registrant and Steven B. Solomon (filed as Exhibit 10.5 to the Form 10-SB and incorporated by reference herein)

10.6	2002 Stock Incentive Plan of the Registrant, as amended (filed as Attachment B to the Company's Proxy Statement filed with the Commission on August 10, 2004 and incorporated herein by reference)

10.7
Master Services Agreement, dated as of December 19, 2001, between CT Holdings and SBC Services (filed as Exhibit 10.7 to Amendment No. 1 to the Form 10-SB filed with the Commission on March 6, 2002 and incorporated by reference herein)

10.8
Office Lease Agreement between Citadel and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Form 10-QSB filed with the Commission on August 16, 2004 and incorporated by reference herein)

10.9
Form of Subscription Agreement between the Registrant and certain accredited investors (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.10
Form of Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.11
Form of Amendment No. 1 to Stock Purchase Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission April 21, 2003 and incorporated by reference herein)

10.12
Form of Stock Purchase Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission April 21, 2003 and incorporated by reference herein)

10.13
Engagement letter, dated December 10, 2002, between DHR International Inc. and the Registrant. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.14
Advisory Agreement, dated November 11, 2002, between Merriman Curhan Ford & Co. (formerly known as RTX Securities Corporation) and the Registrant. (filed as Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.15
Engagement letter related to private placement dated December 9, 2002 between Merriman Curhan Ford & Co. (formerly known as RTX Securities Corporation) and the Registrant. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.16
Warrant Agreement between the Registrant and Merriman Curhan Ford & Co. dated January 29,2003. (filed as Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.17
Promissory Note, dated September 11, 2002, payable by the Registrant to the order of Eagle Equity I, L.P. (filed as Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.18
Stock Purchase Agreement, dated September 11, 2002, among the Registrant, Lawrence E. Steinberg, Michael A. Hershman, and Ari Reubin. (filed as Exhibit 10.18 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.19
Promissory Note, dated December 9, 2002, payable by the Registrant to the order of Ken Schnitzer, including Guaranty by Steven B. Solomon, Chief Executive Officer of the Registrant in favor of Ken Schnitzer. (filed as Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.20
Notice of Conversion, dated April 23, 2003, by Kenneth Schnitzer. (filed as Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.21
Option agreement dated November 4, 2002 between the registrant and Marc Still. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.22
Promissory Note dated June 5, 2002 payable by the Registrant to Aspen Advisors, LP. (filed as Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.23
Consultant Agreement dated April 24, 2003 between the Registrant and CEOcast, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.24
Warrant Agreement between the Registrant and Merriman Curhan Ford & Co. dated April 21, 2003. (filed as Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.25
Securities Purchase Agreement, dated as of February 9, 2004 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 10.1 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

10.26
Employment Agreement dated as of November 17, 2003 between Registrant and Ed Krupa (filed as Exhibit 10.26 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated herein by reference)

10.27
Employment Agreement dated as of April 1, 2003 between Registrant and Richard Connelly (filed as Exhibit 10.27 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated herein by reference)

10.28
Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Steven B. Solomon (filed as Exhibit 10.28 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated herein by reference)

10.29
Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Richard Connelly (filed as Exhibit 10.29 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated herein by reference)

10.30
Software License and Service Agreement between Citadel and DigitalNet Government Solutions, LLC dated as of September 24, 2004 (filed as Exhibit 10.1 to the Form 10-QSB filed with the Commission on November 15, 2004 and incorporated herein by reference)

23.1	Consent of KBA Group LLP, Independent Registered Public Accounting Firm, filed herewith.

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB).

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

CITADEL SECURITY SOFTWARE INC.
DECEMBER 31, 2004

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Citadel Security Software Inc.

We have audited the accompanying balance sheets of Citadel Security Software Inc., (the "Company") as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel Security Software Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
February 4, 2005, except for Notes I, N and R to which the date is March 30, 2005

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
BALANCE SHEETS

	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,838,154	$5,092,161
Accounts receivable-trade, less allowance of $209,000 and $78,500	615,749	1,699,154
Prepaid expenses and other current assets	1,466,354	214,655
Total current assets	11,920,257	7,005,970

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $726,444 and $1,213,427	6,356,362	635,748

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $4,433,065 and $3,145,138	4,048,452	2,075,169

OTHER ASSETS	83,439	17,243
TOTAL ASSETS	$22,408,510	$9,734,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,327,273	$-
Accounts payable and accrued expenses	3,040,665	1,372,826
Payroll tax obligations	350,093	252,317
Accrued compensation	1,063,577	516,128
Accrued preferred stock dividends payable	187,500	-
Current portion of deferred revenue	2,462,851	2,805,195
Notes and advances payable to related parties	-	16,903
Total current liabilities	8,431,959	4,963,369

Long-term debt, less current portion	1,989,393	-
Deferred revenue, less current portion	480,172	-
Other non-current liabilities	714,466	-

PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized; 15,000 and 0 shares issued and outstanding at December 31, 2004 and 2003, liquidation preference of $15,187,500	10,701,847	-
COMMON STOCK, $.01 par value per share; 50,000,000 shares authorized; 29,845,730 and 27,830,511 shares issued and outstanding at December 31, 2004 and 2003	298,457	278,305
ADDITIONAL PAID-IN CAPITAL	44,248,609	41,109,824
ACCUMULATED DEFICIT	(44,456,393)	(36,617,368)
STOCKHOLDERS' EQUITY	10,792,520	4,770,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,408,510	$9,734,130

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
STATEMENTS OF OPERATIONS

	YEARS ENDED
	DECEMBER 31,
	2004	2003
Revenue
License fees	$12,361,585	$5,198,010
Customer support and services	2,891,570	658,286
Total revenue	15,253,155	5,856,296

Costs of revenue
Software amortization	1,287,927	473,881
Customer support and services costs	1,507,661	288,323
Shipping and other costs	36,496	56,544
Total costs of revenue	2,832,084	818,748

Operating expenses
Selling, general and administrative expense	17,550,485	6,388,396
Product development expense	1,995,612	392,967
Depreciation expense	670,782	207,924
Write-off of property and equipment	77,786	-
Total operating expenses	20,294,665	6,989,287
Operating loss	(7,873,594)	(1,951,739)

Interest income	107,261	-
Interest expense	(82,612)	(3,036,342)
Other income (expense)	9,920	(35,500)
Write-off of note receivable from related party	-	(225,000)
Loss before income taxes	(7,839,025)	(5,248,581)

Provision for income taxes	-	-
Net loss	(7,839,025)	(5,248,581)
Preferred stock dividends	(664,940)	-
Accretion of preferred stock beneficial conversion feature	(215,397)	-
Net loss to common shareholders	$(8,719,362)	$(5,248,581)
Net loss per share to common shareholders - basic and diluted	$(0.30)	$(0.24)
Weighted average common shares outstanding - basic and diluted	29,336,894	22,134,040

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2002	15,255,577	$152,555	$28,889,332	$(31,368,787)	$(2,326,900)

Issuance of common stock for cash net of transaction fees	3,275,000	32,750	2,364,717		2,397,467
Common stock issued with convertible notes payable, recorded as debt discount	1,082,800	10,828	1,010,017		1,020,845
Beneficial conversion feature of convertible notes payable, recorded as debt discount			1,543,310		1,543,310
Fair value of warrants issued as transaction fee in conjunction with issuance of convertible notes payable, recorded as debt issuance costs			121,725		121,725
Common stock issued upon conversion of convertible notes payable and accrued interest	2,348,079	23,481	2,787,399		2,810,880
Fair value of warrants issued in lieu of cash for services			64,140		64,140
Common stock issued pursuant to the exercise of stock options	393,660	3,937	195,124		199,061
Common stock issued pursuant to the exercise of stock options in exchange for reduction of a note payable to a former director	862,500	8,625	267,375		276,000
Common stock issued pursuant to the exercise of warrants	3,534,895	35,349	3,593,895		3,629,244
Issuance of common stock held in reserve at Distribution Date for settlement of CT Holdings liabilities	250,000	2,500	(2,500)		-
Issuance of common stock per commitment upon conversion of CT Holdings convertible note payable	675,000	6,750	(6,750)		-
Issuance of common stock in settlement of liability to former employee	25,000	250	35,250		35,500
Common stock issued as compensation	50,000	500	82,000		82,500
Fair value of common stock and stock options issued to consultants in lieu of cash for services	78,000	780	164,790		165,570
Net loss	-	-	-	(5,248,581)	(5,248,581)
Balances at December 31, 2003	27,830,511	$278,305	$41,109,824	$(36,617,368)	$4,770,761
The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
STATEMENT OF STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2003	-	$-	27,830,511	$278,305	$41,109,824	$(36,617,368)	$4,770,761

Issuance of comvertible preferred stock net of transcation fees	15,000	13,797,283					13,797,283
Fiar value of warrants issued in conjunction with preferred stock		(2,326,184)			2,326,184		-
Fair value of beneficial conversion feature of convertible preferred stock		(984,649)			984,649		-
Accretion of beneficial conversion feature		215,397			(215,397)		-
Preferred stock dividends					(664,939)		(664,939)
Common stock issued pursuant to the exercise of stock options			350,219	3,502	332,555		336,057
Common stock issued pursuant to the exercise of warrants			165,000	1,650	214,900		216,550
Exercise of conversion right			1,500,000	15,000	(15,000)		-
Fair value of warrants issued in conjunction with bank lines of credit					45,838		45,838
Fair value of stock options with modified terms issued to a former employee					129,995		129,995
Net loss						(7,839,025)	(7,839,025)
	-	-	-	-	-	-	-
Balances at December 31, 2004	15,000	$10,701,847	29,845,730	$298,457	$44,248,609	$(44,456,393)	$10,792,520

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
STATEMENTS OF CASH FLOWS

	YEARS ENDED
	DECEMBER 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,839,025)	$(5,248,581)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,958,709	681,806
Write-off of property and equipment	77,786	-
Provision for returns, allowances and bad debts	130,500	58,500
Stock based compensation expense	129,995	-
Amortization of debt issuance costs recognized as interest expense	16,052	333,725
Beneficial conversion feature of convertible debt recognized as interest expense	-	1,543,310
Common stock issued in conjunction with convertible debt recognized as interest expense	-	1,067,928
Common stock issued to an officer as compensation expense	-	82,500
Common stock, warrants and stock options issued for services	-	265,210
Write-off of note receivable from related party	-	225,000
Changes in operating assets and liabilities
Accounts receivable - trade	952,905	(1,590,989)
Prepaid expenses and other current assets	(1,198,994)	(158,458)
Other assets	(10,014)	-
Accounts payable and accrued expenses	898,611	98,511
Payroll tax obligations	97,776	(536,245)
Accrued compensation	547,449	250,688
Deferred revenue	137,828	2,655,002
NET CASH USED IN OPERATING ACTIVITIES	(4,100,422)	(272,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,038,193)	(411,211)
Capitalized software development costs	(3,261,210)	(1,897,497)
Issuance of note receivable to CT Holdings	-	(225,000)
NET CASH USED IN INVESTING ACTIVITIES	(8,299,403)	(2,533,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock	13,797,283	-
Borrowings of long-term debt	3,500,000	-
Payments of long-term debt	(183,334)	-
Debt issue costs	(26,396)	-
Payment of preferred stock dividends	(477,439)	-
Proceeds of notes and advances from related parties	-	888,522
Payments on notes and advances from related parties	(16,903)	(1,463,160)
Proceeds from notes payable to shareholders	-	2,570,000
Payments on notes payable to shareholders	-	(537,000)
Proceeds from issuance of common stock	-	2,397,467
Proceeds from exercise of warrants	216,550	3,629,244
Proceeds from exercise of stock options	336,057	199,060
Proceeds on notes receivable from issuance of common stock	-	201,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,145,818	7,885,133
Net increase in cash and cash equivalents	4,745,993	5,079,332
Cash and cash equivalents at the beginning of the year	5,092,161	12,829
Cash and cash equivalents at the end of the year	$9,838,154	$5,092,161

 The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
STATEMENTS OF CASH FLOWS (continued)

	YEARS ENDED
	DECEMBER 31,
	2004	2003
Supplemental cash flow information:
Interest paid	$54,989	$38,252
Income taxes paid	$-	$-
Non-cash investing items:
Note payable issued as settlement of accounts payable	$-	$50,000
Leasehold improvements funded by landlord	$836,448	$-
Non-cash financing items:
Preferred stock dividend accrued	$187,500	$-
Beneficial conversion feature of convertible preferred stock	$984,649	$-
Accretion of beneficial conversion feature of convertible preferred stock	$215,397	$-
Fair value of warrants issued in connection with sale of preferred stock	$2,326,184	$-
Issuance of common stock through exercise of exchange right by officer	$15,000	$-
Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$45,838	$-
Exercise of stock options in exchange for note payable plus accrued interest due former director	$-	$276,000
Conversion of note payable plus accrued interest into shares of common stock	$-	$2,810,881
Note payable issued for financing fees recorded as debt issuance costs	$-	$212,000
Warrants to purchase common stock issued with convertible note payable recorded as debt issuance cost	$-	$121,725
Beneficial conversion feature of convertible notes payable recorded as debt discount	$-	$1,543,310
Common stock issued with convertible notes payable recorded as debt discount	$-	$1,020,845

The accompanying notes are an integral part of these financial statements.

Financial Table of Contents

CITADEL SECURITY SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements of Citadel Security Software Inc. (the "Company" or "Citadel") have been prepared in accordance with generally accepted accounting principles.

Description of Business

Citadel provides enterprise vulnerability management and policy compliance and enforcement solutions that enable organizations to reduce the risk associated with vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions including Hercules®, ConnectGuard™ and AssetGuard™ powered by automated vulnerability remediation ("AVR") technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, and Unix platforms. SecurePC™ and NetOFF™ are security management solutions for networks and personal workstations which are designed to secure and manage personal computers as well as local area networks. With Citadel's solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation. Vulnerabilities are one of the fastest growing threats to enterprise network security, and since its inception in 1996, Citadel has been developing software products and services to mitigate the risk of security vulnerabilities. Patent applications have been filed for the Hercules AVR technology processes.

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

Liquidity

At December 31, 2004 the Company had cash and cash equivalents of approximately $9.8 million, a net working capital position of approximately $3.5 million and stockholders’ equity of approximately $10.8 million. On February 10, 2004, in return for gross proceeds of $15,000,000, the Company issued 15,000 shares of the preferred stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The net proceeds from the preferred stock financing, were approximately $13,800,000, after placement agent fees, as well as accounting and legal fees and were used for working capital and other corporate purposes. In April 2004, the Company secured a revolving credit line from a bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support the Company's business plan. The $750,000 revolving line of credit was later converted by the bank as a term loan line of credit for the acquisition of equipment. The Company borrowed $3,500,000 against the lines of credit to partially fund approximately $5,000,000 of capital expenditures in 2004.

The Company believes that cash generated from the preferred stock financing, the credit facilities provided by the bank, existing cash balances and cash equivalents along with the cash balances expected to be generated from the execution of the 2005 operating plans will be sufficient to meet cash requirements for the next twelve months. However the Company may be required, or could elect, to seek additional funding prior to that time. Future capital requirements will depend on many factors, including the receipt of cash from licenses of the Company's products, the rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of the Company's products. There can be no assurance that that additional equity or debt financing will be available on acceptable terms or at all. Sources of liquidity beyond twelve months, in the Company's opinion, will be then current cash balances, funds from operations and debt or equity financing that may be available.

Financial Table of Contents

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received, delivery has occurred to the customer through electronic download or if software media and documentation is shipped, when shipped if delivery terms are FOB "Origin" or when delivered if delivery terms are FOB "Destination". In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services revenue is allocated to the undelivered components based on vendor specific objective evidence (“VSOE”) and recognized based on management's estimate of the fair value of each undelivered component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download the Company’s products from its secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been estimated and recorded at December 31, 2004. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2004.

As a convenience to government customers, the Company’s products may be licensed through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles for the various government agencies. The Company’s contracts with these government contractors do not contain an express right of return, however, these government contractors may order products in advance of receiving the order from the government agency. When aware of these circumstances, the Company defers revenue recognition until the government contractor has received the authorization to deploy the products to the end user government agency.

Financial Table of Contents

At December 31, 2003, deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a government systems integrator of approximately $1.7 million consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was a fixed-fee order and shipment had occurred in December 2003 and the Company determined that the collection of the revenue was probable, the Company deferred revenue recognition because the government systems integrator had not concluded negotiations with the end user government agency and had not delivered the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1.7 million in June 2004.

The Company also offers its products to customers under subscription licenses with one year to five year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and in the case of the Company's product Hercules, to the vulnerability remedy database for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the twelve months ended December 31, 2004 or 2003.

The Company's product development strategy is architected for the current and future releases of Microsoft Windows, UNIX, Linux, Mac and other well established operating systems. The operating systems supported are well established and the Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

Software Development Costs

The Company follows the guidance in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," to account for internally-generated software development costs associated with new products and significant enhancements to existing software products. These software development costs are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the development projects, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities including independent product testing and certification labs. Software development costs not qualifying for capitalization are reported as product development expense in the statements of operations. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required at December 31, 2004 or 2003, respectively. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

Financial Table of Contents

	Years Ended
	December 31,
	2004	2003
Product development expense, net of capitalized software development costs	$1,995,612	$392,967
Software development costs capitalized	3,261,210	1,897,497
Software amortization expense	1,287,927	473,881

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the years ended December 31, 2004 and 2003, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share. The effect of Citadel stock options for 7,993,000 shares of Citadel common stock and 1,434,881 Citadel warrants outstanding at December 31, 2004 have been excluded from the weighted average shares computation as they are antidilutive. At December 31, 2003 the effect of Citadel stock options for 6,846,000 shares of Citadel common stock and 165,000 Citadel warrants outstanding at December 31, 2003 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the as if conversion of the preferred stock outstanding at December 31, 2004 into 3,000,000 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive.

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

Financial Table of Contents

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the years ended December 31, 2004 and 2003 was approximately $1,183,000 and $220,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

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

Financial Table of Contents

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the year ended December 31, 2004 and 2003 the pro forma effect on net loss and net loss per share would have been as follows:

	Years Ended
	December 31,
	2004	2003
Net loss to common shareholders as reported	$(8,719,362)	$(5,248,581)
Add: Stock-based employee compensation expense included in reported net loss	129,995	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,916,398)	(1,073,445)
Pro forma net loss to common shareholders	$(10,505,765)	$(6,322,026)
Net loss per share to common shareholders:
As reported - basic and diluted	$(0.30)	$(0.24)
Pro forma - basic and diluted	$(0.36)	$(0.29)

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt SFAS No. 123R on January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included in the Stock-Based Compensation policy footnote.

NOTE B - CONCENTRATION OF CREDIT RISK

At December 31, 2004, the Company had approximately $9,700,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from them. At December 31, 2004 the Company had current accounts receivable of approximately $458,000, or 74% of total accounts receivable outstanding due from three customers, of which approximately $193,000 was due from a U.S. government systems integrator. At December 31, 2003 approximately 100% of the Company’s gross accounts receivable was due from a single U.S. government systems integrator, but not the same systems integrator as at December 31, 2004. Allowances for credit losses are maintained at levels considered adequate by management.

Financial Table of Contents

At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a systems integrator of approximately $1,700,000 million consisting of approximately $1,400,000 million in license fees and $300,000 for post sale customer support services. Although the order was a fixed-fee order, shipment had occurred in December 2003 and the Company determined that the collectibility of the revenue was probable, the Company deferred revenue recognition for this $1,700,000 because the systems integrator had not concluded negotiations with the end user government agency and had not deployed the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1,700,000. Deferred revenue at December 31, 2004 was approximately $2,943,023 consisting of the unearned revenue associated with the remaining terms of post sales customer support and service agreements in force at December 31, 2004. Of that amount $480,172 was for services to be performed beyond twelve months from the balance sheet date and accordingly have been classified as a non-current liability on the balance sheet.

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets consist of the items listed in the table below:

	December 31,
	2004	2003
Prepaid commissions	$695,371	$-
Prepaid marketing and advertising expenses	387,727	87,885
Prepaid insurance premiums	227,337	96,699
Prepaid software and hardware maintenance contracts	147,205	30,071
Employee travel advances receivable	8,714	-
	$1,466,354	$214,655

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciation is computed using the straight-line method over the estimated useful lives ranging from one to eight years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Major classes of property and equipment are as follows:

	December 31,
	2004	2003
Furniture	$980,714	$240,232
Office equipment	384,377	87,101
Computer equipment and internal use software	3,429,681	1,398,168
Leasehold improvements	2,288,034	123,674
	7,082,806	1,849,175
Less accumulated depreciation and amortization	(726,444)	(1,213,427)
Net property and equipment	$6,356,362	$635,748

Financial Table of Contents

In May 2004 the Company signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The Company moved into the new office space in November 2004 and at that time abandoned the certain furniture, equipment and leasehold improvements in place at the prior office resulting in a write-off of property and equipment of $77,786. The write-off consisted of following assets:

Furniture	$240,232
Office equipment	87,101
Computer equipment and internal use software	761,804
Leasehold improvements	143,494
1,232,631
Less accumulated depreciation and amortization	(1,154,845)
Net book value of property and equipment written off to operations	$77,786

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 and December 31, 2003 are comprised of the following:

	December 31,
	2004	2003
Accounts payable, trade	$1,695,566	$853,840
Accrued rent	251,823	71,279
Accrued sales and franchise taxes	350,974	53,400
Other accrued expenses	742,302	144,857
Settlement liabilities	-	249,450
	$3,040,665	$1,372,826

NOTE F - PAYROLL TAX OBLIGATIONS

The payroll tax obligation of $350,093 represents payroll taxes accrued at December 31, 2004 that are expected to be remitted in the first quarter of 2005. At December 31, 2003 the accrued payroll tax obligation amount was $252,317.

NOTE G - ACCRUED COMPENSATION

Accrued compensation at December 31, 2004 and December 31, 2003 are comprised of the following:

	December 31,
	2004	2003
Accrued salaries and wages	$-	$188,263
Accrued commissions and incentive compensation	712,603	224,943
Accrued vacation pay	350,974	102,922
	$1,063,577	$516,128

Financial Table of Contents

NOTE H - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
Deferred tax assets (liabilities)	2004	2003
Net operating loss carryforwards	$4,582,000	$1,568,000
Accounts receivable allowance	71,000	27,000
Accrued expenses	333,000	175,000
Capitalized software development costs	(1,376,000)	(707,000)
Property and equipment	(121,000)	(31,000)
Total deferred tax assets	3,489,000	1,032,000
Valuation allowance	(3,489,000)	(1,032,000)
Total deferred tax assets, net	$-	$-

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes is explained below:

	December 31,
	2004	2003
Benefit computed at federal statutory rate	$(2,665,000)	$(1,785,000)
Increase in valuation allowance	2,457,000	678,000
Permanent differences	208,000	1,107,000
	$-	$-

For federal income tax purposes, at December 31, 2004 the Company had a net operating loss carryforward of approximately $13,500,000. The net operating loss carryforward, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2023. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE I - LONG-TERM DEBT

On April 15, 2004 the Company completed a Loan and Security Agreement (the "Original Agreement") with Comerica Bank ("Comerica"), securing credit lines aggregating $3,500,000. Of this amount, $750,000 was a revolving line of credit which if used would be secured by accounts receivable defined in the Original Agreement. The remaining $2,750,000 credit line was available in two tranches to fund capital equipment expenditures through December 31, 2004. These loans are secured by the capital equipment acquired with the proceeds of the borrowings as well as a pledge of substantially all of the Company's assets, including its intellectual property. Through December 30, 2004 the Company has used the full amount of the $2,750,000 credit line to fund capital expenditures during 2004. The revolving line of credit remained unused and on December 30, 2004, Citadel and Comerica entered into a First Amendment to Loan and Security Agreement (the "Amendment"), pursuant to which Comerica and Citadel agreed to amend the Original Agreement dated as of April 15, 2004 between Citadel and Comerica, to convert $750,000 of available indebtedness under the Original Agreement from revolving indebtedness to equipment financing. Comerica advanced this $750,000 to Citadel on December 31, 2004.

Financial Table of Contents

The Company is required to maintain its cash balances at Comerica and to meet certain financial, non-financial and other affirmative and restrictive covenants, including adjusted quick ratio, EBITDA as defined in the Original Agreement and fixed charged coverage ratio. Prior to December 31, 2004 the Company recognized that it would not be in compliance with certain of the fixed charge and adjusted quick ratios and received a waiver from Comerica for the default so long as Citadel and Comerica restructured the covenants on or before February 28, 2005. Comerica and Citadel agreed to renegotiate the loan covenants to bring them more in line with Citadel's operations. On February 28, 2005, Citadel entered into a commitment letter with Comerica, to amend the Loan Agreement. Under this commitment letter, Citadel and Comerica agreed to modify the Loan Agreement's financial covenants, including a liquidity ratio test, EBITDA requirement and a minimum cash balance on the terms set forth in the commitment letter. In March 2005, Citadel and Comerica completed the Second Amendment To Loan and Security Agreement (the "Second Amendment") under substantially the same terms and conditions of the commitment letter. (See Note R - Subsequent Events)

During 2004 the Company borrowed the total $3,500,000 in proceeds under the credit facilities to partially fund the approximately $5,000,000 of capital expenditures during 2004. The Company made payments against the borrowings of $183,334. Principal payments of approximately $91,667 plus accrued interest are payable monthly until April 15, 2007. Beginning in March 2005 an additional payment of approximately $22,727 plus accrued interest is payable monthly until December 15, 2007. Interest accrues at a rate of 1.75% above Comerica’s prime lending rate which was 5.50% at December 31, 2004. Of the total $3,316,666 outstanding under the lines of credit at December 31, 2004, $1,327,273 was classified as current and the remaining $1,989,393 was classified as long-term.

Comerica received warrants to purchase 9,881 shares of common stock in conjunction with the Original Agreement. The warrants have a seven year term and an exercise price of $5.06 per share. The fair value of the warrants of $45,838 was estimated using the Black-Scholes option pricing model and has been recorded as deferred financing fees and is being amortized to interest expense over the thirty-six month term of the lines of credit. Under the terms of the Second Amendment Comerica received additional warrants for 18,050 shares of common stock at an exercise price of $1.79 per share.

NOTE J - OTHER NON-CURRENT LIABILITIES

During the year ended December 31, 2004, the Company entered into a lease agreement with an eight year term for new office space in Dallas, Texas. The lease agreement included a lease incentive for tenant improvements of $836,448 which was recorded to leasehold improvements and deferred rent liability. At December 31, 2004, $104,556 was recorded as current deferred rent and $714,466 has been recorded as a non-current liability. The current and non-current deferred rent liabilities will be amortized as an offset to rent expense over the remaining lease term.

NOTE K - EXCHANGE RIGHT

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

NOTE L - COMMON STOCK AND WARRANTS ISSUED DURING 2003

The January 2003 Issuance of Common Stock and Warrants:

In January 2003, the Company entered into subscription agreements with 15 accredited investors (the “Accredited Investors”) for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of placement agent as well as legal and accounting fees) and (ii) warrants to buy 1,637,500 shares of common stock. The warrants have an exercise price of $1.50 per share, expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share, the closing per share price of common stock on January 29, 2003, and have a five year term.

Financial Table of Contents

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

The Exercise of Prior Warrants, New Warrants and Placement Agent Warrants:

As discussed above, the New Warrants and the Prior Warrants could be terminated by the Company, at its option, when the closing market price of the Company's common stock had closed at or above $2.40 per share for ten consecutive trading days. On October 31, 2003 the closing market price of the Company's common stock had exceeded $2.40 per share for the previous ten days and as a result, the Company notified the warrant holders of its intent to terminate the warrants on November 10, 2003. On November 10, 2003 proceeds of approximately $2,373,000 were received from the exercise of 314,763 Prior Warrants and 1,560,559 New Warrants for 1,875,322 shares of stock. In addition, warrants for 99,014 shares of common stock were exercised by the placement agent for approximately $133,000 of cash proceeds. At December 31, 2004 and 2003, no Prior Warrants remain outstanding.

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

Financial Table of Contents

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

Financial Table of Contents

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

NOTE M - PREFERRED STOCK ISSUANCE

On February 10, 2004 the Company completed a private placement of $15,000,000 in gross proceeds for the issuance of 15,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and five-year warrants ("Warrants") for 1.2 million shares of common stock. The Series A Preferred has a maturity of four years and is convertible into common stock of Citadel at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. The Series A Preferred have a liquidation preference in an amount equal to their stated value of $1,000 per share plus accrued and unpaid dividends, aggregating $15,187,500 at December 31, 2004. Holders of the Series A Preferred have liquidation preference rights over common stockholders. Citadel also has the right to automatically convert the Series A Preferred into common stock upon achieving certain milestones. On the maturity date, the Company shall, at its option, either (i) require that each share of the Series A Preferred then outstanding automatically convert into shares of common stock or (ii) pay to the holder thereof cash in the amount of the liquidation preference for each share of Series A Preferred then outstanding. Holders of the Preferred Shares have no voting rights with respect to the business, management or affairs of the Company; provided that the Company shall provide each Holder with prior notification of each meeting of stockholders.

Dividends on the preferred stock are payable quarterly in cash at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option and if certain milestones are met. The company paid $477,439 of preferred stock dividends during 2004 and had accrued dividends payable of $187,500 at December 31, 2004. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in certain limited events.

Net proceeds received were approximately $13,797,000 after payment of placement fees of $1,125,000 as well as legal, accounting and filing fees of approximately $78,000. In addition to the placement fees, the placement agents for the transaction received warrants to purchase 225,000 shares of common stock at an exercise price of $5.15 per share, a premium to the market price at the commitment date, and have the same terms and conditions as the Warrants. Using the Black-Scholes pricing model the fair value of the Series A Preferred, the Warrants and the placement agents warrants were estimated at approximately $11,471,000, $1,915,000 and $411,000, respectively, with the fair value of all of the warrants recorded as a credit to additional paid in capital. The relative fair values of the Preferred Stock and the warrants were estimated and as a result, it was determined that the non-cash relative fair value of the beneficial conversion feature of the Preferred Stock was approximately $985,000 which is being accreted to additional paid in capital over the four year term of the preferred stock. Of this amount, $215,397 was accreted in the year ended December 31, 2004.

Financial Table of Contents

NOTE N - COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2004 future minimum lease payments under non-cancelable operating leases were as follows:

2005	$751,620
2006	751,620
2007	657,476
2008	610,404
2009	610,404
Thereafter	1,729,478
Total	$5,111,002

At December 31, 2004 the Company had entered into approximately $600,000 of non-cancelable purchase orders for information technology equipment, furniture and renovations related to the new leasehold improvements. Rent expense for the years ended December 31, 2004 and 2003 was $522,803 and $197,282, respectively.

Commitment to Issue Stock

On May 17, 2002 Citadel was spun off from its former parent company, CT Holdings, Inc. On May 1, 2002, CT Holdings reserved shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities to certain parties. CT Holdings has reached settlements on all but one of the parties. Because the negotiation for the settlement of this liability has not been concluded, and if and when concluded, Citadel would be required to issue shares of its common stock, 12,500 shares of common stock have been held in reserve at December 31, 2004 to issue if and when CT Holdings enters into a final settlement agreement with the remaining party.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not received any requests for payment under these provisions and has not been required to make payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Legal Proceedings

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Chief Executive Officer and a Director of the Company, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company’s securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after the Company’s announcement on December 17, 2004 that its projection of revenue and earnings for the full year 2004 would be less than previously projected. On March 15, 2005, motions for appointment as lead plaintiff and for approval of selection of lead counsel were filed and are pending before the Court for determination. The Company believes these suits are without merit and intends to vigorously defend them. Currently the Company is unable to estimate the ultimate liability, if any, related to these suits, and therefore has not recorded a liability for these suits at December 31, 2004.

Financial Table of Contents

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

NOTE O - SIGNIFICANT CUSTOMERS

The following customers represented more than 10% of total revenue in at least one of the years presented below:

	Years Ended December 31,
	2004	2003
End User Customer:
Defense Information Systems Agency	39%	0%
Department of Veteran Affairs	41%	67%

	Years Ended December 31,
Industry Segment:	2004	2003
Corporate	12%	3%
Education	1%	2%
Financial institutions	4%	8%
Government	82%	80%
All other, primarily health	1%	7%

The Company operates in one business segment, the security software segment, but licenses it software and offers its services to a diverse group of customers in the Fortune 2000 in many industries, as well as, governmental agencies at the federal, state and local levels. Although the customers listed above represent 80% of the 2004 revenue the Company does not expect to rely on any one customer, group of customers or industry segment for a significant source of recurring revenue. Revenue from government agencies is anticipated to continue to be the larger portion of revenue composition by industry segment during 2005. Therefore, any one customer or groups of customers in the same industry segment could become a material component of revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and the Company expects that the revenue distribution by industry segment and customer will vary markedly from period to period.

NOTE P - STOCK OPTIONS AND WARRANTS

The Company's 2002 Stock Incentive Plan (the "Plan") became effective on May 17, 2002. Under the Plan the Company may grant options to purchase shares of common stock to eligible participants. On September 21, 2004 the Company's stockholders approved amendments to the Plan, including an increase in the shares of common stock reserved for issuance thereunder by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares. Eligible participants include all employees, officers, directors and certain consultants to the Company. The Plan allows for the grant of non-qualified or incentive stock options.

Financial Table of Contents

Activity under the Plan for the years ended December 31, 2004 and 2003 was as follows:

		Outstanding Options
	Options available for issuance	Number of options	Weighted average exercise price
Balances at December 31, 2002	1,066,500	433,500	$0.54
Grants	(998,000)	998,000	$1.60
Exercised		(160,335)	$0.36
Cancelled	252,665	(252,665)	$1.00
Balances at December 31, 2003	321,165	1,018,500	$1.47
Authorized	1,500,000
Grants	(854,000)	854,000	$3.86
Exercised		(176,889)	$1.07
Cancelled	377,611	(377,611)	$2.59
Balances at December 31, 2004	1,344,776	1,318,000	$2.73

The options granted have a term of 10 years and generally vest over a period of three years.

The table below summarizes the range of exercise prices of options outstanding and exercisable under the Plan at December 31, 2004:

	Outstanding Options
Range of exercise prices	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price
$0.32 to $1.11	101,000	7.51	$0.64
$1.14 to $1.32	224,500	8.34	$1.27
$1.37 to $2.35	297,500	9.21	$1.84
$2.49 to $3.05	205,500	9.28	$2.64
$3.13 to $4.35	299,500	9.41	$4.04
$4.40 to $6.25	190,000	9.30	$5.01

	Exercisable Options
Range of exercise prices	Number of options	Weighted average exercise price
$0.32 to $1.11	72,437	$0.64
$1.14 to $1.32	138,359	$1.29
$1.37 to $2.35	79,362	$1.78
$2.49 to $3.05	31,997	$2.60
$3.13 to $4.35	2,999	$3.92
$4.40 to $6.25	-	$-

In addition, the Company granted options outside of the Plan. The table below summarizes option grants and exercises outside of the Plan:

Financial Table of Contents

	Outstanding Options
	Number of options	Weighted average exercise price
Balance at December 31, 2002	5,466,667	$0.33
Grants	2,075,000	$1.62
Exercised	(1,095,825)	$0.38
Cancelled	(618,342)	$0.90
Balance at December 31, 2003	5,827,500	$0.72
Grants	1,447,500	$3.69
Exercised	(173,330)	$0.85
Cancelled	(426,670)	$3.25
Balance at December 31, 2004	6,675,000	$1.17

The options granted have a term of 10 years and generally vest over periods of over periods from one to three years.

The table below summarizes the range of exercise prices of options outstanding and exercisable outside of the Plan at December 31, 2004:

	Outstanding Options
Range of exercise prices	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price
$0.32 to $0.34	4,162,500	7.41	$0.33
$1.11 to $1.28	675,000	8.56	$1.24
$1.65 to $2.35	655,000	9.08	$1.78
$2.49 to $3.56	730,000	9.21	$3.12
$4.20 to $5.15	452,500	9.21	$4.74

	Exercisable Options
Range of exercise prices	Number of options	Weighted average exercise price
$0.32 to $0.34	4,124,989	$0.33
$1.11 to $1.28	675,000	$1.24
$1.65 to $2.35	287,500	$1.70
$2.49 to $3.56	88,331	$2.90
$4.20 to $5.15	126,665	$4.86

The weighted-average fair value for the options granted was approximately $3.75 and $1.06 per share for the years ended December 31, 2004 and 2003 respectively. This estimate was made using the Black-Scholes option pricing model with the weighted-average assumptions shown in the table below. The weighted-average expected volatility was based on the volatility of the trading prices for Citadel common stock. The risk free rate presented is a weighted average based on the daily published interest rates for treasury bills with similar maturities as the estimated option lives.

Financial Table of Contents

	2004	2003
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.55%	1.76%
Expected volatility	124.0%	115.0%
Expected life (in years)	5.0	5.0

During the year ended December 31, 2004 the Company agreed to modify the option agreement to extend the exercise termination date for one terminated employee and accordingly recognized the estimated fair value of the stock options of approximately $130,000 which is included in general and administrative expense.

Financial Table of Contents

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

The warrants issued during 2004 and 2003 were issued in conjunction with the debt and equity financing transactions (see Notes I, L and M). The proceeds from the exercise of warrants during the years ended December 31, 2004 and 2003 were $216,550 and $3,629,244, respectively.

	Outstanding Warrant
	Number of warrants	Weighted average exercise price
Balance at December 31, 2002	20,000	$0.80
Issued	3,687,698	$1.08
Exercised	(3,534,895)	$1.07
Cancelled	(7,803)	$1.18
Balance at December 31, 2003	165,000	$1.31
Issued	1,434,881	$5.15
Exercised	(165,000)	$1.31
Cancelled	-	$-
Balance at December 31, 2004	1,434,881	$5.15

NOTE Q - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004 the Company recorded revenue of approximately $22,000 primarily for fees from a Hercules license granted to the investment fund that holds all 15,000 shares of convertible preferred stock issued in February 2004 convertible into 3,000,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock. In addition, we recorded revenue of approximately $7,300 for fees from a Hercules license sold to one of the placement agents for the preferred stock transaction. The license fees for both transactions were invoiced at list price with normal payment terms and the total amounts outstanding had been collected by December 31, 2004 The Company believes that these transactions were arms length transactions and were properly recorded in its financial statements.

As part of the spin off transaction in May 2002, Citadel entered into a transition services agreement with CT Holdings, its former parent. The agreement provides that CT Holdings and Citadel provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally extends for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In August 2004, the Board of Directors approved the extension of the transition services agreement until May 2005. Initially, CT Holdings agreed to pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. The fee was adjusted to $7,500 per month beginning in May 2004. The Company believes that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement. At December 31, 2004 and 2003 the Company has recorded amounts due from CT Holdings pursuant to the transition services agreement of $530,000 and $390,000, respectively. Due to the uncertainty of collection the Company has expensed the fees to general and administrative expense on a monthly basis as incurred.

Financial Table of Contents

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

During the year ended December 31, 2004 the Company incurred legal fees in the amount of approximately $237,000 to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative Citadel's CEO. During the year ended December 31, 2003 the Company recorded fees of approximately $165,000 to this attorney.

NOTE R - SUBSEQUENT EVENTS

In March 2005, Citadel entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment ") with Comerica. Comerica and Citadel agreed to revise the loan agreement's covenants to bring them more in line with Citadel's operations. Under the Second Amendment, Citadel and Comerica agreed to modify the original loan agreement's financial covenants, including a liquidity ratio test, EBITDA requirement and a minimum cash balance. The Company is required to maintain its cash balances at Comerica and to meet certain financial, non-financial and other affirmative and restrictive covenants, including liquidity ratio, EBITDA requirement and minimum cash balance. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the original loan agreement.

Under the terms of the Second Amendment Comerica received additional warrants for 18,050 shares of common stock at an exercise price of $1.79 per share.

Financial Table of Contents

NOTE S - QUARTERLY INFORMATION (unaudited)

	2004 For Quarter Ended
	March 31	June 30	September 30	December 31	Year
Revenue
License fees	$1,819,835	$2,922,243	$7,071,476	$548,031	$12,361,585
Customer support and services	502,280	521,556	701,988	1,165,746	2,891,570
	2,322,115	3,443,799	7,773,464	1,713,777	15,253,155

Costs of revenue	497,497	582,861	746,180	1,005,546	2,832,084
Operating expenses	3,434,885	4,710,023	6,043,339	6,106,418	20,294,665
Operating profit (loss)	(1,610,267)	(1,849,085)	983,945	(5,398,187)	(7,873,594)

Interest (expense), other income
and other (expense)	22,885	33,770	12,047	(34,133)	34,569
Income (loss) before income taxes	(1,587,382)	(1,815,315)	995,992	(5,432,320)	(7,839,025)
Provision for income taxes	-	-	-	-	-
Net income (loss)	(1,587,382)	(1,815,315)	995,992	(5,432,320)	(7,839,025)

Preferred dividends	(102,440)	(187,500)	(187,500)	(187,500)	(664,940)
Accretion of beneficial interest	(30,771)	(61,542)	(61,542)	(61,542)	(215,397)
Net income (loss) attributable to common shareholders	$(1,720,593)	$(2,064,357)	$746,950	$(5,681,362)	$(8,719,362)
Net loss per share to common shareholders
- basic	$(0.06)	$(0.07)	$0.03	$(0.19)	$(0.30)
- diluted	$(0.06)	$(0.07)	$0.02	$(0.19)	$(0.30)
Weighted average shares outstanding
- basic	28,421,686	29,467,112	29,664,109	29,786,137	29,336,894
- diluted	28,421,686	29,467,112	33,932,949	29,786,137	29,336,894

Financial Table of Contents
	2003 For Quarter Ended
	March 31	June 30	September 30	December 31	Year
Revenue
License fees	$187,598	$686,006	$619,034	$3,705,372	$5,198,010
Customer support and services	86,332	93,055	110,900	367,999	658,286
	273,930	779,061	729,934	4,073,371	5,856,296

Costs of revenue	68,800	143,214	279,798	326,936	818,748
Operating expenses	1,389,394	1,720,121	1,684,274	2,195,498	6,989,287
Operating profit (loss)	(1,184,264)	(1,084,274)	(1,234,138)	1,550,937	(1,951,739)

Interest (expense), other income
and other (expense)	(53,418)	(292,246)	(1,204,706)	(1,746,472)	(3,296,842)
Loss before income taxes	(1,237,682)	(1,376,520)	(2,438,844)	(195,535)	(5,248,581)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,237,682)	$(1,376,520)	$(2,438,844)	$(195,535)	$(5,248,581)

Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.01)	$(0.24)
Weighted average shares
outstanding - basic and diluted	18,300,438	21,330,819	22,498,271	26,314,562	22,134,040