Form 10-Q
period 2005-03-31
CITADEL SECURITY SOFTWARE INC
filed 2005-05-16
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

COMMISSION FILE NUMBER: 000-33491

CITADEL SECURITY SOFTWARE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2873882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

TWO LINCOLN CENTRE, SUITE 1600, 5420 LBJ FREEWAY, DALLAS, TEXAS 75240
(Address of principal executive offices)

(214) 520-9292
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 13, 2005, was 29,845,730 shares.

CITADEL SECURITY SOFTWARE INC.
FORM 10-Q
Quarterly Period Ended March 31, 2005

Part I - Financial Information

Item 1. Financial Statements

CITADEL SECURITY SOFTWARE INC.
BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,530,418	$9,838,154
Accounts receivable - trade, less allowance of $209,000	429,387	615,749
Prepaid expenses and other current assets	1,296,816	1,466,354
Total current assets	6,256,621	11,920,257

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,144,759 and $726,444	6,178,667	6,356,362

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $4,917,624 and $4,433,065	4,566,837	4,048,452

OTHER ASSETS	108,737	83,439
TOTAL ASSETS	$17,110,862	$22,408,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,372,727	$1,327,273
Accounts payable and accrued expenses	2,379,922	3,040,665
Accrued compensation and payroll tax obligations	1,402,174	1,413,670
Accrued preferred stock dividends payable	187,500	187,500
Current portion of deferred revenue	3,316,871	2,462,851
Total current liabilities	8,659,194	8,431,959

Long-term debt, less current portion	1,646,212	1,989,393
Deferred revenue, less current portion	484,968	480,172
Other non-current liabilities	688,329	714,466

PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, liquidation preference of $15,187,500 at March 31, 2005	10,763,389	10,701,847
COMMON STOCK, $0.01 par value; 50,000,000 shares authorized; 29,845,730 shares issued and outstanding at March 31, 2005 and December 31, 2004	298,457	298,457
ADDITIONAL PAID IN CAPITAL	44,030,884	44,248,609
ACCUMULATED DEFICIT	(49,460,571)	(44,456,393)
STOCKHOLDERS’ EQUITY	5,632,159	10,792,520
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,110,862	$22,408,510

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
Revenue
License fees	$193,858	$1,819,835
Customer support services	1,160,511	466,224
Other services	385,557	36,056
Total revenue	1,739,926	2,322,115

Costs of revenue
Software amortization	484,559	189,966
Customer support services	461,181	282,462
Other services	124,258	20,203
Shipping and other costs	7,351	4,865
Total costs of revenue	1,077,349	497,496

Operating expenses
Selling, general and administrative expense	4,870,596	2,941,464
Product development expense	342,844	390,165
Depreciation expense	418,315	103,256
Total operating expenses	5,631,755	3,434,885
Operating loss	(4,969,178)	(1,610,266)

Interest income	25,425	19,966
Interest expense	(60,425)	-
Other income	-	2,917
Loss before income taxes	(5,004,178)	(1,587,383)

Provision for income taxes	-	-
Net loss	(5,004,178)	(1,587,383)
Preferred stock dividends	(187,500)	(102,439)
Accretion of preferred stock beneficial conversion feature	(61,542)	(30,771)
Net loss to common shareholders	$(5,253,220)	$(1,720,593)
Net loss per share to common shareholders
- basic and diluted	$(0.18)	$(0.06)
Weighted average common shares outstanding
- basic and diluted	29,845,730	28,421,686

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,004,178)	$(1,587,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902,874	293,222
Provision for returns, allowances and bad debts	-	24,566
Amortization of debt issuance costs recognized as interest expense	6,019	-
Changes in operating assets and liabilities
Accounts receivable	186,362	(2,345,130)
Prepaid expenses and other current assets	169,539	(226,757)
Other assets	-	(21,202)
Accounts payable and accrued expenses	(283,211)	163,005
Accrued compensation and payroll tax obligations	(11,496)	232,610
Deferred revenue	858,816	84,886
NET CASH USED IN OPERATING ACTIVITIES	(3,175,275)	(3,382,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(644,290)	(611,547)
Capitalized software development costs	(1,002,944)	(945,257)
NET CASH USED IN INVESTING ACTIVITIES	(1,647,234)	(1,556,804)

CASH FLOWS FROM FINANCING ACTIVITES
Net proceeds from issuance of preferred stock	-	13,797,283
Payments of long-term debt	(297,727)	-
Payments of preferred stock dividends	(187,500)	-
Payments of notes and advances from related parties	-	(16,035)
Proceeds from the exercise of stock options	-	38,985
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(485,227)	13,820,233

Net (decrease) increase in cash and cash equivalents	(5,307,736)	8,881,246
Cash and cash equivalents at the beginning of the period	9,838,154	5,092,161
Cash and cash equivalents at the end of the period	$4,530,418	$13,973,407
Non-cash financing items:
Preferred stock dividend accrued	$187,500	$102,439
Beneficial conversion feature of convertible preferred stock	$-	$984,649
Accretion of beneficial conversion feature of convertible preferred stock	$61,542	$30,771
Fair value of warrants issued in connection with sale of preferred stock	$-	$2,326,184
Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$31,317	$-
Issuance of common stock through exercise of exchange right by officer	$-	$15,000

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of Citadel Security Software Inc. ("Citadel" or the "Company"). Certain prior year amounts have been reclassified to conform with current year presentation. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2004 and 2003 included in the Company's Form 10-KSB for the year ended December 31, 2004 on file with the Commission.

Description of Business

Citadel provides enterprise vulnerability management and policy compliance and enforcement software solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions including Hercules®, ConnectGuard™ and AssetGuard™ powered by automated vulnerability remediation ("AVR") technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. SecurePC™ and NetOFF™ are security management solutions for networks and personal workstations which are designed to secure and manage personal computers as well as local area networks. With Citadel's solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation. Vulnerabilities are one of the fastest growing threats to enterprise network security, and since its inception in 1996, Citadel has been developing software products and services to mitigate the risk of security vulnerabilities. Patent applications have been filed for the Hercules AVR technology processes.

The Company's security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a stand alone company. The Company is a Delaware corporation headquartered in Dallas, Texas with an additional office in Reston, Virginia. On April 30, 2004 the Company’s stock moved from the OTC Bulletin Board to the Nasdaq SmallCap Market and trades under the symbol "CDSS". Citadel’s website can be found at www.citadel.com.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company’s customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company’s revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received and delivery to the customer has occured. If software media and documentation are shipped FOB "Origin", license fee revenue is recognized when shipped. If software and media documentation are shipped FOB "Destination", license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from the Company’s direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company’s products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download the Company’s products from its secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at March 31, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2005.

As a convenience to government customers, the Company’s products may be licensed through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles for the various government agencies to purchase information technology products and services including the Company’s products and services. The Company’s contracts with these government contractors generally do not contain an express right of return, however, these government contractors may order products in advance of receiving the order from the government agency. When aware that the government contractor has not delivered the product to the end user customer, the Company defers revenue recognition until the Company has received confirmation of delivery to the end user agency or the Company has received payment for the product and any contingencies have lapsed.

The Company also offers its products to customers under subscription licenses with one year to five year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to the vulnerability remedy updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the three months ended March 31, 2005 or 2004.

Software Development Costs

The Company follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” regarding the accounting for the costs of developing its products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed design and analysis plan is completed and programming of the software code begins. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs, the costs of outsourced development activities and costs of independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense is classified in costs of revenue on the statements of operations. The Company’s products operate on or with other third party operating systems and software. When determining the useful life of a product, the Company considers factors such as the current state of the technology, operating systems upon which the Company’s products operate, competitive products and the potential use of its products by the end user. Technological advances in software operating systems and other software technologies upon which the Company’s products rely may shorten the expected life cycle of some versions of its products. The Company makes an assessment of the useful lives of its products at each balance sheet date. If that assessment determines that a shortened product life has occurred, the Company amortizes the remaining unamortized balances over the new estimated useful life of the product.

The Company’s product development strategy has been architected for the current and future releases of Microsoft Windows, UNIX, Linux, Mac and other well established operating systems. The Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in operating systems, customer preferences or technological obsolescence due to the introduction of new operating systems or competing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

The Company evaluates the estimated net realizable value of each software product annually at year end or more frequently as determined by management. The Company’s estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future.

The Company determined that no write-down of capitalized software development costs was required at December 31, 2004 or 2003, respectively. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Three Months Ended March 31,
	2005	2004
Product development expense, net of capitalized software development costs	$342,844	$390,165
Software development costs capitalized	1,002,944	945,257
Software amortization expense	484,559	189,966

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, options and warrants would be antidilutive and are therefore excluded from the computation of diluted loss per common share. The effect of stock options for 8,940,665 shares of common stock and 1,452,931 warrants outstanding at March 31, 2005 have been excluded from the weighted average shares computation as they are antidilutive. At March 31, 2004 the effect of stock options for 7,714,586 shares of common stock and warrants for 1,590,000 shares of common stock have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the preferred stock into 3,000,000 shares of common stock has been determined to be antidilutive and excluded from the computation of loss per common share at March 31, 2005 and 2004. For the quarters ended March 31, 2005 and 2004, the weighted average number of outstanding common shares was 29,845,730 and 28,421,686, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company estimates and records a provision for returns, allowances and doubtful accounts at each balance sheet date. The provision for returns is subject to estimation by management and is based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. Allowances for price adjustments are estimated based on historical information available to management. The following factors are considered when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. The Company provides for estimated returns and price allowances through a charge to revenue and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Product returns and price allowances are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the quarters ended March 31, 2005 and 2004 the pro forma effect on net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2005	2004

Net loss attributable to common shareholders as reported	$(5,253,220)	$(1,720,593)
Add: Stock-based employee compensation expense included in reported net loss	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(495,841)	(441,653)

Pro forma net loss to common shareholders	$(5,749,061)	$(2,162,246)

Net loss per share to common shareholders - basic and diluted
As reported	$(0.18)	$(0.06)
Pro forma	$(0.19)	$(0.08)

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

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss to common shareholders included in the Stock-Based Compensation policy footnote.

NOTE B - CONCENTRATION OF CREDIT RISK

At March 31, 2005, the Company had approximately $4,530,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral from them. At March 31, 2005 the Company had a current account receivable amount of approximately $298,000 due from one customer, a U.S. government systems integrator, and information technology solutions provider to the federal government, which compromised approximately 47% of the Company’s outstanding gross accounts receivable. Allowances for credit losses are maintained at levels considered adequate by management.

NOTE C - LONG-TERM DEBT

In March 2005, Citadel entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment ") with Comerica Bank (“Comerica”). Comerica and Citadel agreed to revise the loan agreement's covenants to bring them more in line with Citadel's operations. Under the Second Amendment, Citadel and Comerica agreed to modify the original loan agreement's financial covenants, including a liquidity ratio test, EBITDA requirement and a minimum cash balance. The Company is required to maintain its cash balances at Comerica and to meet certain financial, non-financial and other affirmative and restrictive covenants, including liquidity ratio, EBITDA requirement and minimum cash balance. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the original loan agreement. Under the terms of the Second Amendment Comerica received additional warrants for 18,050 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants of $31,317 was recorded as debt issue costs with an offset to additional paid in capital. The debt issuance costs are being amortized to interest expense over the remaining term of the debt of 32 months.

NOTE D - LEGAL PROCEEDINGS

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Chief Executive Officer and a Director of the Company, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company’s securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after the Company’s announcement on December 17, 2004 that its projection of revenue and earnings for the full year 2004 would be less than previously projected. On March 15, 2005, motions for appointment as lead plaintiff and for approval of selection of lead counsel were filed and are pending before the Court for determination. The Company believes these suits are without merit and intends to vigorously defend them. Currently the Company is unable to estimate the ultimate liability, if any, related to these suits, and therefore has not recorded a liability for these suits at March 31, 2005.

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. On May 5, 2005, the court consolidated this suit with the federal securities action. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable and the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at March 31, 2005.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant.  On May 5, 2005, the court consolidated this suit with the federal securities action.  Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable and the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at March 31, 2005.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at March 31, 2005.

NOTE E - SUBSEQUENT EVENTS

On May 9, 2005, Citadel entered into agreements with Satellite Asset Management, L.P. (“Satellite”) related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of common stock of Citadel at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, Citadel and Satellite entered into an Exchange Agreement where Citadel agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, Citadel completed the sale to Satellite of $7 million of the Series B Shares (convertible into approximately 4.5 million shares of common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of common stock.  In addition 1 million shares of the Exchange Warrants are immediately exercisable.

In addition, Citadel has a put option to sell to Satellite up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which Citadel intends to seek at its annual meeting anticipated to be held in July 2005. In the event Citadel determines not to or is unable to exercise put options, Citadel will issue the 1 million warrants to the investors. If shareholder approval is obtained, the remaining 200,000 shares under the Exchange Warrants will become exercisable.

The agreements also require that Citadel use its best efforts to obtain stockholder approval for the possible issuance of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding on the closing date (as a result of possible adjustment to the conversion price), as required under the applicable listing requirements of the Nasdaq SmallCap Market, to increase its authorized number of shares common stock to 100,000,000, and to amend the Certificate of Designations of its Series A Preferred Stock to reduce the conversion price from $5 to $3. The holder of the Series A Preferred Stock has agreed to waive the dividend requirements of the Series A Preferred Stock.

Terms of Series B Convertible preferred stock

The Series B Shares have a liquidation preference in an amount equal to their stated value of $1,000 per share and are pari passu securities with the Series A Convertible Preferred Stock. The Series B Shares do not accrue dividends (unless Citadel declares dividends on its common stock).

The Series B Shares mature on May 9, 2008. Upon maturity, the Company will pay the holders of Series B Shares cash equal to the aggregate liquidation preference of the Series B Shares, or, if certain conditions as defined are met, the Company may pay the holders in shares of Common Stock.

The Series B Shares are convertible at the option of the holder at any time prior to maturity into shares of common stock of the Company, initially at a conversion price of $1.55 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the conversion price, on a full ratchet basis. The Company has agreed not to issue any of its equity securities at a price below the current market price until shareholder approval of the transactions is obtained.

Citadel may require that a specified amount of the Series B Shares be converted if (i) the registration statement covering the underlying shares of common stock has been declared effective and is available to the holder, and shall cover the number of registrable securities required by the Registration Rights Agreement; (ii) the common stock shall be listed on the Nasdaq National Market, the Nasdaq SmallCap Market or the New York Stock Exchange and trading in the common stock on such market or exchange shall not have been suspended; (iii) no mandatory redemption event referred to below has occurred; and (iv) the Closing Bid Price shall be equal to at least 200% of the Conversion Price then in effect (subject to adjustment for stock splits, stock dividends and similar events). The maximum aggregate amount of the Series A Shares that Citadel may require to be converted at any one time is an amount that is less than 4.99% of Citadel's outstanding common stock.

A holder may require Citadel to repurchase such holder's Series B Shares in cash at 101% of the liquidation preference of the Series B Shares if a Fundamental Change occurs, including the following: (a) any representation or warranty of the Company made in the transaction documents fails to be true and correct in all material respects, (b) the Company fails to perform in all material respects its covenants and agreements in the transaction documents, or (c) a liquidation event occurs. If a change of control as defined occurs, a holder may require Citadel to repurchase such holder's Series B Shares in cash at 120% of the liquidation preference.

The Series B Shares are generally non-voting securities, except for certain protective provisions where the holders of Series B Shares are entitled to vote as a separate class.

Terms of Warrants to purchase shares of common stock

The Warrants issued in connection with the Initial Closing entitle the holders to purchase up to 1,806,452 shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants.

The Exchange Warrants issued in connection with the Initial Closing entitle the holders to purchase up to 1 million shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants. If shareholder approval is obtained, the Exchange Warrants will become exercisable for an additional 200,000 shares of Common Stock.

In connection with the put option, Citadel has agreed to issue to the investors warrants to purchase approximately 1 million additional shares of common stock at an exercise price of $1.75 per share.

The Warrants issued on May 9 are exercisable (in whole or in part) at any time on or before May 9, 2015. The additional Warrants will have a similar 10-year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel Security Software Inc. (“Citadel” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time-to-time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel’s filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of Citadel's executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel’s future performance, including but not limited to:

•	possible or assumed future results of operations;

•	future revenue and earnings; and

•	business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel:

•	the uncertainty of general business and economic conditions, including the potential for a slowdown in business and governmental expenditures on information technology and software;

•	the impact of competition, both expected and unexpected;

•	adverse developments, outcomes and expenses in legal proceedings;

•	the risk that underlying assumptions or expectations related to the spin-off from our former parent company prove to be inaccurate or unrealized;

•
the Company’s inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and

•	those described under Risk Factors.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to Citadel on the date of this Report of Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this report on Form 10-Q and other statements made from time to time by Citadel or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel including without limitation those discussed elsewhere in this Form 10-Q under the heading Risk Factors as well as those discussed elsewhere in this Form 10-Q, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-Q and in other statements made from time-to-time by Citadel or its representatives might not occur.

“Citadel,” the "Company," “we,” “us,” and “our” refer to Citadel Security Software Inc. Hercules®, AssetGuard™, ConnectGuard™, Secure PC™ and NetOFF™ are trademarks or registered trademarks of Citadel Security Software Inc. Other trademarks that may be mentioned in this Form 10-Q are intellectual property of their respective owners.

OUR BUSINESS

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by a technology business incubator. Citadel was spun off as a standalone company in May 2002. We develop and market full life cycle vulnerability management software for enterprise level network security. Our computer software products include security and management solutions for networks and personal workstations which are designed to secure and manage personal computers (PCs) and local area networks (LANs). Our products enable organizations to remediate their computer network’s security vulnerabilities that occur in software applications, unauthorized or weak access rights and misconfigurations of systems. In some cases, security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker. Our software products can also be used to maintain compliance with security policies of the managed devices connected to the network.

With our products, companies are able to more efficiently manage their computing environments and enforce security policies from a single point of control across Windows, Linux, Mac and Unix platforms. Our products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. Our solutions are designed to reduce customer costs, improve accuracy of customer information, maintain the operation of workstations and servers, secure systems from fraud or unauthorized use, and generally enable IT professionals to devote more time to improving service rather than focusing on operational details. Our products also allow customers to comply with internal and external security policies that are being driven by government or industry mandates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, related primarily to revenue recognition and software costs, that we believe are most critical to our business operations. These policies are discussed throughout this “Management's Discussion and Analysis”, and affect our reported and expected financial results.

REVENUE RECOGNITION

Our customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. Our revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received and delivery to the customer has occurred . If software media and documentation are shipped FOB "Origin", license fee revenue is recognized when shipped. If software and media documentation are shipped FOB "Destination", license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed, assuming all other revenue recognition criteria are met. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download our products from our secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at March 31, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2005.

As a convenience to government customers, our products may be licensed through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles for the various government agencies to purchase information technology products and services including our products and services. Our contracts with these government contractors generally do not contain an express right of return, however, these government contractors may order products in advance of receiving the order from the government agency. When aware that the government contractor has not delivered the product to the end user customer, we defer revenue recognition until we have received confirmation of delivery to the end user agency or we have received payment for the product and any contingencies have lapsed.

We also offer our products to customers under subscription licenses with one year to five year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to the vulnerability remedy updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. No subscription revenue was recognized in the three months ended March 31, 2005 or 2004.

SOFTWARE DEVELOPMENT COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed design and analysis plan is completed and programming of the software code begins. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs, the costs of outsourced development activities and costs of independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems upon which our products operate, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies upon which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product.

Our product development strategy has been architected for the current and future releases of Microsoft Windows, UNIX, Linux, Mac and other well established operating systems. We believe that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in operating systems, customer preferences or technological obsolescence due to the introduction of new operating systems or competing products. However, it is possible that these factors may change in the future as our business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

We evaluate the estimated net realizable value of each software product annually at year end. Our estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, we record a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS FOR FIRST QUARTER ENDED MARCH 31, 2005 AS COMPARED WITH THE FIRST QUARTER ENDED MARCH 31, 2004

REVENUE

The components of revenue for the quarters ended March 31, 2005 and 2004 are as follows.

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	Amount	Percent
Revenue From:
License Fees
Hercules	$171,454	$1,825,000	$(1,653,546)	(91%)
Secure PC	10,820	7,118	3,702	52%
NetOFF	11,584	-	11,584	100%
Provision for returns and allowances	-	(12,283)	12,283	(100%)
	193,858	1,819,835	(1,625,977)	(89%)
Customer Support Services	1,160,511	466,224	694,287	149%
Other Services	385,557	36,056	349,501	969%
Total Revenue	$1,739,926	$2,322,115	$(582,189)	(25%)

Total revenue for the quarter ended March 31, 2005 was $1,739,926 versus $2,322,115 for the quarter ended March 31, 2004, a decrease of $582,189 or 25%. The decrease in revenue results from the lower total value of new license fee orders received during the first quarter of 2005 versus the same period in 2004. Revenue recognized from customer support services contracts, recognized ratably over the length of the contract (generally one year), amounted to $1,160,511 and $466,224 for the quarters ended March 31, 2005 and 2004, respectively. The increase of $694,287, or 149%, is primarily due to a higher number of support services contracts in force during the first quarter of 2005 versus the first quarter of 2004.

Other services revenue for the quarter ended March 31, 2005 was $385,557 and includes revenue earned from implementation, training and security consulting services engagements in process or completed during the quarter. Revenue from these services engagements increased $349,501 primarily due to a higher number of services engagements in process or completed during the first quarter of 2005 versus the first quarter of 2004. At March 31, 2005, we had approximately $969,000 of services engagements for which revenue is expected to be recognized as these services are performed. We expect other services revenue to increase in the future as we broaden the type of services available to meet customer requests for optional network security services as an adjunct to their licensing of our products.

We focused our licensing efforts on market segments including government, healthcare, financial institutions and general corporate (all other market segments). This is due in part to the mandates of the Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, Gramm-Leach-Bliley Act for financial services ("GLB"), Federal Information Security Management Act ("FISMA") for government, the Sarbanes Oxley Act of 2002 for publicly traded companies, and other industry mandates, each of which requires certain industries to meet minimum security requirements for the protection of personal, financial and government systems and data. The revenue distribution by industry segments for the quarters ended March 31, 2005 and 2004 was as follows:

	Quarters Ended March 31,
Industry Segment	2005	2004

Healthcare	3%	1%
Education	3%	-%
Financial institutions	2%	1%
Government	78%	97%
All other, primarily corporations	14%	1%

Revenue from customers representing 10% or more of total revenue during the quarters ended March 31, 2005 and 2004, respectively, was as follows:

	Quarters Ended March 31,
End User Customer	2005	2004
Department of Veteran Affairs	47%	97%
Defense Information Systems Agency (“DISA”)	28%	-%

We rely on our existing customer base as a whole for a source of recurring revenue from customer support contracts in force during any quarter or calendar year. Revenue from government agencies is anticipated to continue to be the larger portion of the future revenue composition by industry segment. In addition, revenue from Hercules is expected to be the primary source of our total license fee, customer support and services revenue. We expect that future revenue from the licensing of Hercules will be derived primarily from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could become a material component of revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer for the quarters presented is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue for the quarters ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,		Increase (Decrease)
	2005	2004	Amount	Percent
Costs of Revenue
Software amortization	$484,559	$189,966	$294,593	155%
Customer support services	461,181	282,462	178,719	63%
Other services	124,258	20,203	104,055	515%
Shipping and other costs	7,351	4,865	2,486	51%
Total Costs of Revenue	1,077,349	497,496	579,853	117%

Software Amortization

Software amortization begins at the time the new product or new version of the product is made generally available and released for licensing. Software amortization expense increased $294,593, or 155%, in the quarter ended March 31, 2005 versus the quarter ended March 31, 2004 due to higher average amortizable balances of capitalized costs during the first quarter of 2005 versus the first quarter of 2004.

Customer Support Services

Under our post sale customer support services agreements, a customer receives the right to telephone support and the right to receive software point releases and software updates on a when-and-if-available basis. In addition to these services, Hercules customers receive updates to the vulnerability remedies via Internet access to our V-Flash remediation database.

Customer support costs for the quarters ended March 31, 2005 and 2004 were $461,181 and $282,462, respectively, and include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability remedies and manage the remediation database. The increase in the customer support costs of $178,719, or 63%, for the quarter ended March 31, 2005 over the quarter ended March 31, 2004 is directly attributable to the increased compensation expense associated with the increase in personnel performing these functions. At March 31, 2005, we had 9 full time personnel assigned to the support organization versus 3 full time employees assigned to customer support at March 31, 2004. In addition, we employed 16 security engineers at March 31, 2005 and 2004. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

Other Services Costs

Other services costs increased $104,055, or 515%, during the first quarter of 2005 over the first quarter of 2004. These costs include the direct costs and applied overhead associated with the personnel performing the service engagements. At quarter end March 31, 2005, we had 5 dedicated full-time professionals providing these services versus part-time personnel providing similar services during the first quarter in 2004. In addition, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to other services costs.

Shipping and Other Costs

Shipping and other costs were not significant during the quarters ended March 31, 2005 and 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses ("SG&A") of $4,870,596 and $2,941,464 for the quarters ended March 31, 2005 and 2004, respectively, representing an increase of $1,929,132 or 66%. The increase in selling, general and administrative expense, as more fully described below, is due to the increase in compensation expense from an increase in the number of employees in those departments and the associated increases in travel and entertainment expenses and professional fees directed toward the marketing and licensing of our vulnerability management product, Hercules. At March 31, 2005, we employed 60 sales and marketing professionals and we employed 16 people in finance, information technology, administration and general management, including our CEO and CFO. At March 31, 2004, we employed 29 people in sales, marketing and business development, and 14 people in finance, information technology, administration and general management, including our CEO and CFO.

The significant categories of expense increase are shown in the following table:

Categories of selling, general and administrative expense	Increase Quarter Ended March 31, 2005 Over 2004

Increase in compensation and benefits pay due to the increase in the number of employees	$1,351,000

Increase in travel and entertainment expense associated due to the increase in the number of employees conducting sales and marketing activities	265,000

Increase in direct marketing expenses for trade shows, public relations and other marketing programs	172,000

Higher infrastructure support costs due to a higher number of employees including rent, telecom, insurance, property and franchise taxes and other support expenses	130,000

All other expenses	11,000

Total Increase in SG&A	$1,929,000

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. Costs and expenses that do not qualify for capitalization are expensed as product development expense. Costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects including contracted consultants and independent testing labs. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the first quarter of 2005 and 2004 is shown below:

	Three Months Ended March 31,
	2005	2004
Product development expense, net of capitalized software development costs	$342,844	$390,165

Software development costs capitalized	1,002,944	945,257

Gross product development expense	1,345,788	1,335,422

Capitalized costs as a percentage of gross product development expense	75%	71%

We expect gross product development expense will fluctuate from period to period due to the following factors, including, but not limited to, the number of software and quality assurance engineers employed, and the number of third party contractors and certification/testing labs engaged. Gross development expense was flat quarter over quarter at approximately $1.3 million. At March 31, 2005, we employed 46 software development and quality assurance engineers versus 34 software development engineers at March 31, 2004. In addition to the cost of the 34 software engineers, the first quarter of 2004 included approximately $298,000 of cost of third party consultants and the cost of Common Criteria testing. Similar third party costs were approximately $35,000 in the first quarter of 2005. Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects.

DEPRECIATION EXPENSE

Depreciation expense for the quarter ended March 31, 2005 was $418,315, compared to $103,256 for the quarter ended March 31, 2004, an increase of $315,059 or 305%. This increase was due to higher average depreciable balances of property, equipment and leasehold improvements compared to the earlier quarter ended March 31, 2004.

INTEREST EXPENSE / INCOME

Interest expense for the quarter ended March 31, 2005 was $60,425. Interest expense in the first quarter of 2005 is primarily interest accrued on outstanding balances of the current and long-term portions of bank debt. At quarter end 2005, we had principal amounts of approximately $3.0 million outstanding. No interest bearing debt was outstanding during the first quarter of 2004 and accordingly no interest expense was recorded.

The Company had $25,425 in interest income in the first quarter of 2005 versus $19,966 in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash and cash equivalents of $4,530,418 and stockholders equity of $5,632,159. On May 9, 2005, we entered into agreements with Satellite Asset Management ("Satellite") related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of our common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of our common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, we and Satellite entered into an Exchange Agreement where we agreed to exchange warrants to purchase 1.2 million shares of our common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock with an exercise price of $5.15 per shares for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, we closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of our common stock. In addition, 1 million shares of the Exchange Warrants were issued and are immediately exercisable. The pro forma effect of this transaction was as follows:

CAPITALIZATION AT MARCH 31, 2005
	At March 31, 2005	At March 31, 2005 (as adjusted)
CASH AND CASH EQUIVALENTS	$4,530,418	$11,430,418

LONG-TERM DEBT (INCLUDING CURRENT MATURITIES)	3,018,939	3,018,939

Series A Preferred Stock (1)	10,763,389	10,488,589
Series B Preferred Stock (2)	-	5,695,940
Common Stock	298,457	298,457
Additional Paid in Capital (3)	44,030,884	45,509,744
Accumulated Deficit	(49,460,571)	(49,460,571)
STOCKHOLDERS’ EQUITY	$5,632,159	$12,532,159

(1) Adjusted for the fair value of the Exchange warrants of $274,800.

(2) Represents the estimated fair value of the Series B shares net of the estimated fair value of the Warrants.

(3) Adjusted for the fair value of the 1.8 million Warrants issues with the Series B Shares.

We have a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which we intend to seek at our annual meeting anticipated to be held in July 2005. If shareholder approval is obtained, the remaining 200,000 shares under the Exchange Warrants will become exercisable. In the event Citadel determines not to, or is unable to exercise the put option, Citadel will issue the 1 million warrants to the investor. The proceeds from the preferred stock financing are expected to be being used for working capital and general corporate purposes. We believe that cash provided from the Series B financing, available cash balances and cash provided by operations is sufficient to fund our business for the next twelve months.

Cash Used in Operating Activities

The net cash used in operating activities was $3,175,275 for the quarter ended March 31, 2005. The net loss of $5,004,178 was adjusted for non cash charges of $908,893, primarily consisting of depreciation and software amortization, and changes in operating assets and liabilities of $920,011. Changes in operating assets resulted in an increase of cash of $355,901 during the quarter ended March 31, 2005 primarily due to a $186,362 decline in accounts receivable balances resulting from cash collections during the quarter and a $169,539 decrease in overall prepaid expenses and other current assets from the scheduled recognition of prepaid insurance and commission expenses during the quarter ended March 31, 2005. These decreases were partially offset by a decrease in accounts payable of $283,211. Also, accrued compensation costs and payroll tax obligations decreased $11,495, due mainly to the payment of commissions previously accrued. Deferred revenue increased $858,816 due to a higher number of post-sales customer support contracts in force at March 31, 2005 versus December 31, 2004.

The net cash used in operating activities in the first quarter ending March 31, 2004 was $3,382,183. The net loss of $1,587,383 was adjusted for non cash charges of $317,788 and changes in operating assets and liabilities of $2,112,588. Non-cash charges include depreciation and amortization of $293,222 and provision for returns, allowances and bad debts of $24,566. Operating assets increased $2,571,887 primarily due to a $2,345,130 increase in receivables on higher revenue realized during the quarter and from increases in prepaid expenses and other assets related to insurance renewals, software maintenance costs of internally used applications and prepaid marketing costs. This increase was partially offset by increases in operating liabilities of $480,501 related to higher spending activity on a larger employee population.

Cash Used in Investing Activities

Cash flows used in investing activities during the quarter ended March 31, 2005 were $1,647,234. Of this amount, $1,002,944 was capitalized software development costs and $644,290 was capital expenditures for computer equipment and other information technology infrastructure assets.

For the quarter ended March 31, 2004, cash flows used in investing activities were $1,556,804, representing $611,547 for purchases of computer equipment, internal use software, and improvements to our information technology infrastructure, plus $945,257 of additions to capitalized software development costs related to product development costs.

Cash Used by Financing Activities

In the first quarter of 2005, cash used in financing activities was the result of the payment of preferred dividends of $187,500, and $297,727 in scheduled principal payments of our bank debt. The Company had a total of $3,018,939 outstanding under the bank loan at March 31, 2005 for which future principal payments of approximately $114,000 are due monthly.

First quarter 2004 cash provided by financing activities was $13,820,233 primarily a result of the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock), with warrants to purchase 1,200,000 shares of common stock, in February of 2004. Net proceeds from the preferred stock offering were $13,797,283.

Liquidity

As a result of all of the aforementioned factors, cash and cash equivalents decreased $5,307,736 to $4,530,418 for the quarter ended March 31, 2005. This compares to an increase of $8,881,246 for the comparable March 2004 which was primarily the result of the Series A preferred stock offering.

CONTRACTUAL OBLIGATIONS

At March 31, 2005 we have outstanding debt of approximately $3.0 million of which approximately is $1.4 million is payable during the next twelve months. At March 31, 2005 we had open purchase orders for equipment and software of approximately $594,000.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our Annual Report on Form 10-KSB for the years ended December 31, 2004 and 2003. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At March 31, 2005, we had cash and cash equivalents of $4,530,418 and stockholders equity of $5,632,159. On May 9, 2005, we entered into agreements with Satellite Asset Management ("Satellite") related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of our common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of our common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, we and Satellite entered into an Exchange Agreement where we agreed to exchange warrants to purchase 1.2 million shares of our common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock with an exercise price of $5.15 per shares for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, we closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of our common stock. In addition, 1 million shares of the Exchange Warrants were issued and are immediately exercisable.

We have a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which we intend to seek at our annual meeting anticipated to be held in July 2005. If shareholder approval is obtained, the remaining 200,000 shares under the Exchange Warrants will become exercisable. In the event Citadel determines not to, or is unable to exercise the put option, Citadel will issue the 1 million warrants to the investor. The proceeds from the preferred stock financing are expected to be used for working capital and general corporate purposes. We believe that cash provided from the Series B financing, available cash balances and cash provided by operations is sufficient to fund our business for the next twelve months.

We believe that cash generated from the May 2005 preferred stock financing, our existing cash balances and cash equivalents along with the cash balances expected to be generated from the execution of our 2005 operating plan will be sufficient to meet our cash requirements for the next twelve months. We have had a history of annual operating losses and have reported a net loss to common shareholders in the three months ended March 31, 2005 of approximately $5 million. If the operating losses continue, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock and bank loans may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations, debt or equity financings and any credit facilities we may arrange.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE FACTORS AFFECTING ECONOMIC AND MARKET CONDITIONS.

Adverse factors affecting economic conditions worldwide have contributed to a general slowdown in information and technology and software spending and may continue to adversely impact our business, resulting in:

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

ECONOMIC CONDITIONS AND CONDITIONS AFFECTING THE NETWORK SECURITY MARKET IN PARTICULAR, MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES AND MARGINS.

The market for our products depends on various economic conditions including those affecting the network security, Internet infrastructure and other related markets. Any slowdown in corporate earnings or tightening of corporate or government budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, if economic conditions deteriorate, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic instability, and we cannot predict how these conditions may affect our customers or business.

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR RESULT FROM OPTION EXERCISES.

If future operations or acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The shares of Series B preferred stock and warrants issued, and which maybe issued, may also result in dilution to our stockholders.

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 8,940,665 shares of common stock and warrants to issue 1,452,931 shares of common stock were outstanding as of March 31, 2005. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

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

We have issued shares of Series B Convertible Preferred Stock (the “Series B Preferred”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series B Preferred has an initial liquidation preference in the amount of $7 million, and, if the Company sells an additional $4 million worth of Series B Preferred, the liquidation preference will be $11 million. Citadel is required to redeem the shares of Series B Preferred for 101% of the liquidation preference in certain circumstances, including if there is a material breach by Citadel of any of its representations, warranties, covenants or agreements in the Series B transaction documents or if there is a liquidation of the Company. If there is a change of control as defined, of Citadel, Citadel may be required to redeem the Series B Preferred at 120% of the liquidation preference for such shares. The Series B Preferred shares will mature on May 9, 2008, at which time Citadel will be obligated to pay to the holders of such shares the aggregate liquidation preference. The Series B shares have a “full ratchet” anti-dilution provision if Citadel issues shares below the conversion price of the Series B Preferred, initially $1.55 per share, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business or cause significant dilution to the holders of common stock, causing our share price to decline. Citadel has also agreed not to issue securities senior to or on a par with the Series B Preferred while the Series B Preferred is outstanding and Citadel has agreed not to issue securities at less than the floor price of $1.30 until stockholder approval is obtained, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business.

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

If Citadel is required to raise additional funds to continue its business, there is no guarantee that Citadel will be able to raise additional funds on favorable terms or at all.

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

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in our Form 10-KSB for year ending December 31, 2004, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have stated previously and continue to state that quarterly revenue is difficult to forecast. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock and has resulted in shareholder litigation. This may occur again in the future.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been recorded at March 31, 2005. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller’s future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2005. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

Prior to January 2004 this sales organization and strategy had not been executed by us. Sales cycles are expected to be longer than previously experienced, less predictable and we may not be successful in closing sales quickly or in a regular or consistent manner from quarter-to-quarter or year-to-year. Our dependence upon large enterprise sales may cause fluctuations in revenue from quarter-to-quarter or year-to-year.

In addition, our revenue has been highly dependent upon revenue derived from the federal government and more specifically the Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the foreseeable future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage of our revenue derived from commercial enterprises will increase gradually over time as our commercial sales executives reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

Our customers include agencies of the U.S. government and other U.S., state and local governments or agencies. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications and cancellations, government audits and security clearances.

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

WE ARE HIGHLY DEPENDENT ON REVENUE FROM OUR FLAGSHIP PRODUCT HERCULES.

We have historically derived the majority of our revenue from our flagship product Hercules. This product is expected to continue to account for a significant portion of our total revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the price of, this product as a result of, among other factors, any change in our pricing model, maturation in the markets for this product or other risks described in this document.

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

The length of our product development and sales cycles has been and may continue to be greater than originally expected. We may experience delays in future product development or sales. These delays could have a material adverse effect on the amount and timing of future revenues. Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and causing our stock price to decline.

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

We evaluate our long-lived assets, including property and equipment and capitalized software development costs whenever events or circumstances occur, which indicate that these assets might be impaired. Capitalized software development costs are evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

In addition, we may be sued by third parties who claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. While we are not aware of any basis for such claims and are not currently party to any material lawsuits, any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

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

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. On May 5, 2005, the court consolidated this suit with the federal securities action. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable.

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

•  require the vote of the holders of at least 80% of Citadel’s voting shares for stockholder amendments to Citadel’s bylaws; and

•  require Citadel to redeem its outstanding shares of preferred stock at a premium to its issuance price;

•  require, for the approval of a business combination with stockholders owning 5% or more of Citadel’s voting shares, the vote of at least 50% of Citadel’s voting shares not owned by such stockholder, unless certain fair price requirements are met or the business combination is approved by the continuing directors of Citadel.

These provisions of our certificate of incorporation and bylaws, Delaware law and other measures we may adopt could discourage potential acquisition proposals and could delay or prevent a change in control of Citadel, even though holders of a majority of Citadel’s shares may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of Citadel’s board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in some tender offers, including tender offers at prices above the then-current market value of the our shares of common stock, and may also inhibit increases in the trading price of the our shares that could result from takeover attempts or speculation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISKS

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash in excess of operating funds has been invested in a money market fund. For the quarter ended March 31, 2005, we had interest income of approximately $25,000 earned on the funds invested in the money market account.

Interest rates on our bank debt fluctuate with the bank's prime lending rate which was 7.5% at March 31, 2005. We have not used any derivative financial instruments to hedge interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates, although our future interest expense may fluctuate in line with changes in interest rates. Interest expense for the quarter ended March 31, 2005 was approximately $60,000.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. On May 5, 2005, the court consolidated this suit with the federal securities action. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of Citadel. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2005, Citadel entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment ") with Comerica Bank (“Comerica”). Comerica and Citadel agreed to revise the loan agreement's covenants to bring them more in line with Citadel's operations. Under the terms of the Second Amendment Comerica received additional warrants for 18,050 shares of common stock at an exercise price of $1.79 per share. The shares underlying the warrants have not yet been registered.

ITEM 6 - EXHIBITS

(a) Exhibits

3.1
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference)

4.1	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference)

4.2
Registration Rights Agreement, dated as of May 9, 2005 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference)

4.3
Exchange Agreement, dated as of May 9, 2005 by and between Citadel and Satellite Strategic Finance Associates LLC (filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference)

4.4	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference)

4.5
Second Amendment to Loan and Security Agreement between Citadel and Comerica Bank dated as of March 30, 2005 (filed as Exhibit 4.9 to the Form 10-KSB filed with the Commission on March 31, 2005 and incorporated herein by reference)

10.1
Securities Purchase Agreement, dated as of May 9, 2005 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference)

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

Date: May 16, 2005
By: /s/ STEVEN B. SOLOMON
Steven B. Solomon,
President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer)

/s/ RICHARD CONNELLY
Richard Connelly,
Chief Financial Officer
(Duly Authorized Signatory and Principal Accounting and Financial Officer)