Form 10-Q
period 2005-06-30
CITADEL SECURITY SOFTWARE INC
filed 2005-08-15
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

(214) 520-9292
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2005

Common Stock, Par value $.01 per share	30,005,730

Transitional Small Business Disclosure Format Yes ☐    No ☒

CITADEL SECURITY SOFTWARE INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITADEL SECURITY SOFTWARE INC.
UNAUDITED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,765,355	$9,838,154
Accounts receivable-trade, less allowance of $209,000 at June 30, 2005 and December 31, 2004	1,122,651	615,749
Prepaid expenses and other current assets	1,104,596	1,466,354
Total current assets	5,992,602	11,920,257

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,583,318 and $726,444	6,003,550	6,356,362
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $5,438,341 and $4,433,065	4,749,994	4,048,452
OTHER ASSETS	101,097	83,439
TOTAL ASSETS	$16,847,243	$22,408,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,372,727	$1,327,273
Accounts payable and accrued expenses	2,393,697	3,040,665
Accrued compensation and payroll tax obligations	1,041,153	1,413,670
Preferred stock dividends payable	81,250	187,500
Current portion of deferred revenue	2,016,765	2,462,851
Total current liabilities	6,905,592	8,431,959

LONG-TERM DEBT, LESS CURRENT PORTION	1,303,030	1,989,393
DEFERRED REVENUE, LESS CURRENT PORTION	466,926	480,172
OTHER NON-CURRENT LIABILITIES	662,190	714,466

PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, liquidation preference of $15,081,250	10,550,131	10,701,847
Series B Preferred Stock, 7,000 shares issued and outstanding at June 30, 2005, liquidation preference of $7,000,000	5,698,336	-
COMMON STOCK, $.01 par value per share; 50,000,000 shares authorized; 30,005,730 and 29,845,730 shares issued and outstanding at June 30, 2005 and December 31, 2004	300,057	298,457
ADDITIONAL PAID-IN CAPITAL	45,469,352	44,248,609
ACCUMULATED DEFICIT	(54,508,371)	(44,456,393)
Total Stockholders’ Equity	7,509,505	10,792,520
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,847,243	$22,408,510

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenue
License fees	$613,418	$2,922,243	$807,276	$4,742,078
Customer support services	1,200,499	521,556	2,361,010	987,759
Professional services	879,384	-	1,264,941	36,077
Total revenue	2,693,301	3,443,799	4,433,227	5,765,914

Costs of revenue
Software amortization	520,717	261,757	1,005,276	451,723
Customer support services costs	421,077	320,795	882,259	603,256
Professional services costs	188,875	-	313,134	20,204
Shipping and other costs	26,970	309	34,320	5,175
Total costs of revenue	1,157,639	582,861	2,234,989	1,080,358

Operating expenses
Selling, general and administrative expense	5,401,818	4,004,826	10,272,412	6,946,290
Product development expense	701,216	566,935	1,044,060	957,100
Depreciation expense	438,559	138,262	856,874	241,518
Total operating expenses	6,541,593	4,710,023	12,173,346	8,144,908
Operating loss	(5,005,931)	(1,849,085)	(9,975,108)	(3,459,352)

Interest income	21,698	45,091	47,125	72,011
Interest expense	(63,569)	(18,322)	(123,995)	(25,275)
Other income expense	-	7,001	-	9,919
Loss before income taxes	(5,047,802)	(1,815,315)	(10,051,978)	(3,402,697)

Provision for income taxes	-	-	-	-
Net loss	(5,047,802)	(1,815,315)	(10,051,978)	(3,402,697)
Preferred stock dividends	(81,250)	(187,500)	(268,750)	(289,940)
Fair value adjustment for exchanged warrants	(274,800)	-	(274,800)	-
Accretion of preferred stock beneficial conversion feature	(61,542)	(61,542)	(123,084)	(92,313)
Net loss to common shareholders	$(5,465,394)	$(2,064,357)	$(10,718,612)	$(3,784,950)

Net loss per share to common shareholders - basic and diluted	$(0.18)	$(0.07)	$(0.36)	$(0.13)

Weighted average common shares outstanding - basic and diluted	29,877,708	29,467,112	29,861,807	28,944,399

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,051,978)	$(3,402,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,862,150	693,241
Provision for returns, allowances and bad debts	-	59,176
Amortization of debt issue costs	13,659	4,013
Common stock issued for services	88,000	-
Changes in operating assets and liabilities:
Accounts receivable-trade	(506,902)	(1,632,281)
Prepaid expenses and other current assets	361,759	(727,853)
Other assets	-	(6,202)
Accounts payable and accrued expenses	276	55,628
Accrued compensation and payroll tax obligations	(372,517)	791,212
Deferred revenue	(459,332)	(1,244,132)
NET CASH USED IN OPERATING ACTIVITIES	(9,064,885)	(5,409,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,203,583)	(910,261)
Capitalized software development costs	(1,706,818)	(1,774,902)
NET CASH USED IN INVESTING ACTIVITIES	(2,910,401)	(2,685,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock and warrants	6,902,396	13,797,283
Net borrowings(repayments) on long-term debt	(640,909)	797,576
Debt issuance costs	-	(26,396)
Net proceeds from the exercise of warrants	-	11,100
Net proceeds from exercise of employee stock options	16,000	66,624
Payments on notes and advances from related parties	-	(16,903)
Preferred stock dividends paid	(375,000)	(102,439)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,902,487	14,526,845
Net increase (decrease) in cash and cash equivalents	(6,072,799)	6,431,787
Cash and cash equivalents at the beginning of the period	9,838,154	5,092,161
Cash and cash equivalents at the end of the period	$3,765,355	$11,523,948

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED JUNE 30,
	2005	2004

Non-cash financing items:
Preferred stock dividends accrued	$81,250	$187,500
Beneficial conversion feature of convertible preferred stock	$-	$984,649
Accretion of beneficial conversion feature of convertible preferred stock	$123,084	$92,313
Fair value of warrants issued in connection with sale of preferred stock	$1,204,060	$2,326,184
Fair value adjustment of exchanged warrants	$274,800	$-
Issuance of common stock through exercise of exchange right by officer	$-	$15,000
Fair value of warrants issued in conjunction with long-term debt recorded as deferred financing costs	$31,317	$45,838

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2005

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

Description of Business

Citadel provides enterprise vulnerability management and policy compliance and enforcement software solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions including Hercules®, ConnectGuard™ and AssetGuard™ powered by automated vulnerability remediation ("AVR") technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. In June 2005 the Company released its latest version of the Hercules solution, Hercules 4.0 and reconfigured the product into three components, Compliance Manager, Remediation Manager and Enterprise Reporting. ConnectGuard and AssetGuard are contained within the components and may still be licensed separately to customers with older versions of the Hercules product. In addition, Hercules 4.0 is available in two formats, as traditional enterprise software or as software pre-installed on a hardware appliance. SecurePC™ and NetOFF™ are security management solutions for networks and personal workstations which are designed to secure and manage personal computers as well as local area networks. With Citadel's solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation. Vulnerabilities are one of the fastest growing threats to enterprise network security, and since its inception in 1996, Citadel has been developing software products and services to mitigate the risk of security vulnerabilities. Patent applications have been filed for the Hercules AVR technology processes.

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

On June 23, 2005, Citadel received a letter from The Nasdaq Stock Market (the "Notice') notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company's common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4310(c)(4). The Notice further stated that the Company has been provided 180 calendar days, or until December 20, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of the Company's common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 20, 2005. If by December 20, 2005 the Company has not regained compliance with the minimum bid price requirement, the Company may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided it meets The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time. If the Company is not eligible for an additional compliance period at December 20, 2005, the Nasdaq will provide written notification to the Company that the Company's securities will be delisted. At that time, the Company may appeal the Nasdaq's determination to delist the securities to a Nasdaq Listing Qualifications Panel.

Liquidity

At June 30, 2005 the Company had cash and cash equivalents of approximately $3.8 million and stockholders equity of approximately $7.5 million. On May 9, 2005, the Company entered into agreements with funds affiliated with Satellite Asset Management ("Satellite") related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of our common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of our common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, Citadel and Satellite entered into an Exchange Agreement where the Company agreed to exchange warrants to purchase 1.2 million shares of our common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock with an exercise price of $5.15 per shares for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, the Company closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of the Company’s common stock. In addition, 1 million shares of the Exchange Warrants were issued and are immediately exercisable.

The Company has a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at our annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price requirement which we have not met. In the event Citadel determines not to, or is unable to exercise the put option, Citadel will issue the 1 million warrants to the investor. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes. The Company believes that cash provided from the Series B financing, the potential exercise of the put option, available cash balances and cash anticipated to be provided by operations is sufficient to fund its business for the next 12 months.

In August 2005, Citadel and Comerica Bank ("Comerica") entered into a non-binding Commitment Letter to further revise the terms of the Loan and Security Agreement, as amended, between Citadel and Comerica (as amended, the "Loan Agreement").  Subject to execution of definitive agreements related to the terms proposed in the Commitment Letter, the existing financial covenant to maintain Citadel's minimum cash balance at $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which Citadel raises additional equity capital or (ii) September 30, 2005. Following October 1, 2005, Citadel would be required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, Citadel's monthly payments on one tranche of its loans from Comerica would increase from $22,727.27 plus interest, to $72,727.27 per month. Under the terms of the Commitment Letter, Citadel would grant to Comerica additional warrants for 20,000 shares of common stock at an exercise price of $1.56 per share. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Loan Agreement (as amended).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company’s revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received and delivery to the customer has occurred. If software media and documentation are shipped FOB "Origin", license fee revenue is recognized when shipped. If software and media documentation are shipped FOB "Destination", license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. The direct costs and other costs associated with revenue from professional services engagements, are charged to cost of sales as services are performed. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from the Company’s direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company’s products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at June 30, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2005.

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

The Company also offers its products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to the vulnerability remedy updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. Subscription revenue recognized in the three months and six months ended June 30, 2005 was immaterial. There was no subscription revenue recognized during the three and six months ended June 30, 2004.

In June 2005 the Company announced the availability of its Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees will be accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the three or six months ended June 30, 2005.

Software Development Costs

The Company follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” regarding the accounting for the costs of developing its products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed design and analysis plan is completed and programming of the software code begins. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs, the costs of outsourced development activities and costs of independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations as incurred. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

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

The Company determined that no write-down of capitalized software development costs was required at June 31, 2005 or 2004, respectively. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Product development expense, net of capitalized software development costs	$701,216	$566,935	$1,044,060	$957,100
Software development costs capitalized	703,874	829,645	1,706,818	1,774,902
Software amortization expense	520,717	261,757	1,005,276	451,723

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per common share are identical because the numbers of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share. For the three and six months ended June 30, 2005 the weighted average shares outstanding were 29,877,708 and 29,861,807, respectively. The effect of stock options for 8,809,000 shares of common stock and 3,259,383 warrants outstanding at June 30, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the preferred stock into 7,516,129 shares of common stock has been determined to be antidilutive and excluded from the computation of loss per common share at June 30, 2005.

For the three and six months ended June 30, 2004 the weighted average shares outstanding were 29,467,112 and 28,944,399, respectively. At June 30, 2004 the effect of stock options for 7,899,161 shares of common stock and warrants for 1,589,881 shares of common stock have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the Series A preferred stock into 3,000,000 shares of common stock has been determined to be antidilutive and excluded from the computation of loss per common share at June 30, 2004.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by or quoted market values or, when and if available, the future discounted cash flow associated with the asset.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and six months ended June 30, 2005 and 2004 the pro forma effect on net loss and net loss per share would have been as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(5,465,394)	$(2,064,357)	$(10,718,612)	$(3,784,950)
Add: Stock-based employee compensation expense included in reported net loss	-	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(505,174)	(588,558)	(1,001,015)	(1,030,211)
Pro forma net loss	$(5,970,568)	$(2,652,915)	$(11,719,627)	$(4,815,161)
Net loss per common share - basic and diluted
As reported	$(0.18)	$(0.07)	$(0.36)	$(0.13)
Pro forma	$(0.20)	$(0.09)	$(0.39)	$(0.17)

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

NOTE B - CONCENTRATION OF CREDIT RISK

At June 30, 2005, the Company had approximately $3,765,355 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral from them. At June 30, 2005 the Company had a current account receivable amount of approximately $665,000 due from a national financial institution, $285,000 from another major financial institution, and $165,000 due from a U.S. government systems integrator. These amounts, in the aggregate, comprise 83% of total gross accounts receivable. Allowances for credit losses, returns, discounts and other allowances are maintained at levels considered adequate by management. The allowance for returns, discounts and other allowances was $209,000 at June 30, 2005.

NOTE C - ACCRUED COMPENSATION AND PAYROLL TAX OBLIGATIONS

Accrued compensation at June 30, 2005 and December 31, 2004 are comprised of the following:

	JUNE 30, 2005	DECEMBER 31, 2004
Accrued salaries, wages and payroll taxes	$237,842	$350,093
Accrued commissions and incentive compensation	363,144	712,603
Accrued vacation pay	440,167	350,974
	$1,041,153	$1,413,670

NOTE D - LONG-TERM DEBT

In March 2005, Citadel entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment ") with Comerica Bank ("Comerica"). Comerica and Citadel agreed to revise the loan agreement's covenants to bring them more in line with Citadel's operations. Comerica and Citadel further amended the original loan agreement's financial covenants on June 30, 2005, and entered into the Third Amendment To Loan And Security Agreement ("Third Amendment"). Under the Third Amendment, Citadel and Comerica agreed to modify the existing financial covenants to require the Company to maintain its minimum cash balance at $1,000,000 and eliminating the liquidity ratio test and EBITDA requirements. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the original loan agreement.

Under the terms of the Second Amendment Comerica received additional warrants for 18,050 shares of common stock at an exercise price of $1.79 per share. The fair value of the warrants of $31,317 was recorded as debt issue costs and an increase to additional paid in capital. No warrants or other consideration was received by Comerica for entering into the Third Amendment. The debt issue costs are being amortized to interest expense at the greater of the interest method or straight-line over the remaining term of the debt.

NOTE E - ISSUANCE OF COMMON STOCK

The Company issued 110,000 shares of common stock to an investor relations firm for payment of services in lieu of cash.  The fair value of the common stock of $88,000 was recorded as a charge to selling general and administrative expense with a credit to common stock for the par value and to additional paid-in capital for the excess over par value.  In addition, the Company issued 50,000 shares of its common stock upon the exercise of employee stock options in return for cash of $16,000 received for the aggregate exercise price of the options.

NOTE F - PREFERRED STOCK ISSUANCE

On May 9, 2005, Citadel entered into agreements with Satellite Asset Management, L.P. (“Satellite”) related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of common stock of Citadel at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, Citadel and Satellite entered into an Exchange Agreement where Citadel agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock (the "Series A Warrants") for new warrants (the "Exchange Warrants") to purchase 1.2 million shares of common stock at an initial exercise price of $1.75 per share. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800.

On May 9, 2005, Citadel completed the sale to Satellite of $7 million of the $11.0 million private placement of the Series B Shares (convertible into approximately 4.5 million shares of common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of common stock. 1 million shares of the Exchange Warrants became immediately exercisable. Net proceeds received were approximately $6,902,000 after payment of approximately $98,000 of legal fees. The relative fair value of the Series B Shares and the Warrants were estimated at approximately $5,698,000 and $1,204,000, respectively. The fair value of the Warrants is recorded as a credit to additional paid in capital.

In addition, Citadel has a put option to sell to Satellite up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and Warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at the Company's annual meeting held in July 2005, effectiveness of a registration statement covering the resale of the securities issued in the first tranche and a minimum bid price requirement which the Company has not met. In the event Citadel determines not to, or is unable to exercise the put option, Citadel will issue the 1 million Warrants to the investor. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes.

The agreements also required that Citadel use its best efforts to obtain stockholder approval for the possible issuance of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding on the closing date (as a result of possible adjustment to the conversion price), as required under the applicable listing requirements of the Nasdaq SmallCap Market, to increase its authorized number of shares common stock to 100,000,000, and to amend the Certificate of Designations of its Series A Preferred Stock to reduce the conversion price from $5 to $3. The holder of the Series A Preferred Stock agreed to waive the dividend requirements of the Series A Preferred Stock upon shareholder approval obtained at the shareholders meeting in July 2005. Shareholder approval of all of these requirements was obtained at the Company's annual shareholders meeting held in July 2005.

Terms of Series B Convertible Preferred Stock

The Series B Shares have a liquidation preference in an amount equal to their stated value of $1,000 per share and are pari passu securities with the Series A Convertible Preferred Stock. The Series B Shares do not accrue dividends (unless Citadel declares dividends on its common stock).

The Series B Shares mature on May 9, 2008. Upon maturity, the Company will pay the holders of Series B Shares cash equal to the aggregate liquidation preference of the Series B Shares, or, if certain conditions are met, the Company may pay the holders in shares of Common Stock.

The Series B Shares are convertible at the option of the holder at any time prior to maturity into shares of common stock of the Company, initially at a conversion price of $1.55 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the conversion price, on a full ratchet basis. The Company agreed not to issue any of its equity securities at a price below the current market price until shareholder approval of the transactions was obtained which occurred in July 2005.

Citadel may require that a specified amount of the Series B Shares be converted if (i) the registration statement covering the underlying shares of common stock has been declared effective and is available to the holder, and shall cover the number of registrable securities required by the Registration Rights Agreement; (ii) the common stock shall be listed on the Nasdaq National Market, the Nasdaq SmallCap Market or the New York Stock Exchange and trading in the common stock on such market or exchange shall not have been suspended; (iii) no mandatory redemption event referred to below has occurred; and (iv) the Closing Bid Price shall be equal to at least 200% of the Conversion Price then in effect (subject to adjustment for stock splits, stock dividends and similar events). The maximum aggregate amount of the Series B Shares that Citadel may require to be converted at any one time is an amount that is less than 4.99% of Citadel's outstanding common stock.

A holder may require Citadel to repurchase such holder's Series B Shares in cash at 101% of the liquidation preference of the Series B Shares if a Fundamental Change occurs, including the following: (a) any representation or warranty of the Company made in the transaction documents fails to be true and correct in all material respects, (b) the Company fails to perform in all material respects its covenants and agreements in the transaction documents, or (c) a liquidation event occurs. If a change of control occurs, a holder may require Citadel to repurchase such holder's Series B Shares in cash at 120% of the liquidation preference.

The Series B Shares are generally non-voting securities, except for certain protective provisions where the holders of Series B Shares are entitled to vote as a separate class.

Terms of Warrants to purchase shares of common stock

The Warrants issued entitle the holders to purchase up to 1,806,452 shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants.

The Exchange Warrants issued entitle the holders to purchase up to 1.2 million shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants.

In connection with the put option, Citadel has agreed to issue to the investors warrants to purchase approximately 1 million additional shares of common stock at an exercise price of $1.75 per share.

The Warrants issued on May 9, 2005 are exercisable (in whole or in part) at any time on or before May 9, 2015. Any additional Warrants issued if the Company exercises its put option will have a similar 10-year term.

NOTE G - LEGAL PROCEEDINGS

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Company’s Chief Executive Officer and a Director, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On June 20, 2005, the Court entered a scheduling order with deadlines for the lead plaintiff to file a consolidated complaint by August 12, 2005, and for the defendants to file a motion to dismiss within sixty (60) days thereafter. The lead plantiff has requested a one week extension to file a consolidated complaint by August 19, 2005.  We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party. The ultimate outcome is not currently predictable.

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

From time to time, we may be subject to additional legal claims incidental to our business. We may suffer an unfavorable outcome as a result of one or more claims including the specific items discussed previously. We do not expect the final resolution of these claims to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

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

NOTE H - SUBSEQUENT EVENTS

At the annual shareholders meeting concluding on July 27, 2005, the shareholders of the Company:

1)  approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000;

2) approved amendments to the Company's Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to

i)  reduce the conversion price of the Series A Convertible Preferred Stock from $5.00 to $3.00; and

ii)  remove the 5% dividend preference of the Series A Convertible Preferred Stock;

3) approved the Company's private placement and the issuance of the Series B Convertible Preferred Stock, the Warrants to Purchase Common Stock and the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and Warrants to Purchase Common Stock; and

4)  approved the issuance of the Common Stock issuable upon conversion of the Series A Convertible Preferred Stock, the warrants to purchase common stock issued in connection with the Series A Convertible Preferred Stock and the warrants issued in exchange for such  warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

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

s	possible or assumed future results of operations;

s	future revenue and earnings; and

s	business and growth strategies.

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

s	the uncertainty of general business and economic conditions, including the potential for a slowdown in business and governmental expenditures on information technology and software;

s	the impact of competition, both expected and unexpected;

s	adverse developments, outcomes and expenses in legal proceedings;

s	the risk that underlying assumptions or expectations related to the spin-off from our former parent company prove to be inaccurate or unrealized;

s
the Company’s inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and

s	those described under Risk Factors.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to Citadel on the date of this Report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Report on Form 10-Q and other statements made from time to time by Citadel or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel including without limitation those discussed elsewhere in this Form 10-Q under the heading Risk Factors as well as those discussed elsewhere in this Form 10-Q, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-Q and in other statements made from time-to-time by Citadel or its representatives might not occur.

“Citadel,” the "Company," “we,”“us,” and “our” refer to Citadel Security Software Inc. Hercules®, AssetGuard™, ConnectGuard™, Secure PC™ and NetOFF™ are trademarks or registered trademarks of Citadel Security Software Inc. Other trademarks that may be mentioned in this Form 10-Q are intellectual property of their respective owners.

OUR BUSINESS

We develop and market full life cycle vulnerability management software for enterprise level network security. Our computer software products include security and management solutions for networks and personal workstations which are designed to secure and manage personal computers (PCs) and local area networks (LANs). Our products enable organizations to remediate their computer network’s security vulnerabilities that occur in software applications, unauthorized or weak access rights and mis-configurations of systems. In some cases, security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker. Our software products can also be used to maintain compliance with security policies of the managed devices connected to the network.

With our products, companies and government agencies are able to more efficiently manage their computing environments and enforce security policies from a single point of control across Windows, Linux, Mac and Unix platforms. Our products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. Our solutions are designed to reduce customer costs, improve accuracy of customer information, maintain the operation of workstations and servers, secure systems from fraud or unauthorized use, and generally enable IT professionals to devote more time to improving service rather than focusing on operational details. Our products also allow customers to comply with internal and external security policies that are being driven by government or industry mandates.

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by a technology business incubator. Citadel was spun off as a standalone company in May 2002.

New Product Release

In June 2005 we released for shipment the newest version of Hercules. The Hercules 4.0 Enterprise Vulnerability Management (EVM) Suite is a solution for vulnerability management, security compliance and automated remediation and consists of the following components:

s	Compliance Manager for compliance audits,

s	AssetGuard for asset inventory and security risk assessment,

s	Remediation Manager for vulnerability remediation,

s	ConnectGuard for endpoint security and

s	Enterprise Reporting Manager for enterprise-wide reporting.

Hercules 4.0 software is available in an Enterprise Software format for large enterprises or on a hardware appliance for small to medium enterprises or smaller operating units of large enterprise organizations. Each format contains the same features and functionality that may be licensed individually or all together, however Compliance Manager is required to operate Remediation Manager.

Compliance Manager

Compliance Manager provides a network security policy audit and compliance management capability in one solution. Compliance Manager contains automated processes to identify workstations and servers in a network, creates an inventory of the hardware, software and services on the identified devices, and then executes a compliance audit on those devices by comparing device level security settings against the expected security policy for those networked assets. In addition, Compliance Manager ships with pre-defined policy templates with configuration guidelines established by security bodies that address the requirements of government legislation and industry standards, such as Sarbanes-Oxley and GLBA. The templates provide systems administrators with an out-of-the-box capability to perform a compliance audit to determine whether vulnerabilities exist on the networked devices as well as reporting on the compliance status of those devices. The solution also calculates the overall risk rating for each device by correlating and measuring user assigned risk values for business impact and technical asset value with the existence of harmful vulnerabilities. By understanding a network’s compliance status with security policies coupled with its risk rating, IT management can make informed decisions about what actions, if any, to take to improve system security.

Remediation Manager

Remediation Manager automates the processes for removing vulnerabilities and enforcing security policy compliance. This software solution manages many aspects of compliance enforcement and automated vulnerability remediation (AVR), including execution of compliance audits (in conjunction with Compliance Manager), the remediation of discovered vulnerabilities and the enforcement of IT security policies. Remediation Manager automatically coordinates the remediation technologies and processes needed to reduce the systems risk created by each major class of vulnerability, and offers role-based security, detailed reports, and a dashboard visualization of remediation activities.

Enterprise Reporting Manager

Enterprise Reporting Manager is an optional component that enables enterprise-wide reporting across multiple Hercules servers.

Hercules Security Appliance

We released for shipment a new security appliance product powered by Hercules was released for shipment in June 2005. The Hercules Security Appliance provides a vulnerability management solution to the small and mid-sized businesses that was not completely addressed by our prior versions of Hercules. We believe that small to mid-sized businesses desire plug-and-play security solutions that are simple and quick to deploy. The Hercules Security Appliance was developed to address this market requirement. We believe that this product offering will change the way smaller organizations acquire vulnerability management software thereby enabling them to proactively protect their networks from cyber security threats and vulnerabilities and helping them achieve compliance with internal security policies and external mandates.

The Hercules Security Appliance is comprised of the same components as the enterprise software version including Compliance Manager, Remediation Manager, AssetGuard, and ConnectGuard. Each component may be licensed individually or in the aggregate however, Compliance Manager is required to operate Remediation Manager. Enterprise Reporting Manager is also available as an add-on component.

New Pricing Model Introduced

With the release of Hercules 4.0 in June 2005 we introduced a new pricing model for the Hercules Security Appliance and the Hercules Enterprise Software options. Compliance Manager may be licensed and priced separately from Remediation Manager, or they may be licensed and priced together under suite pricing. The suite list price is generally less than the aggregate of the individual component prices.

There are several ways to license and price Hercules 4.0 that apply either to the Enterprise Software or the Security Appliance options. Any combination of the following pricing alternatives may be chosen by the customer for each component or as a suite. Volume discounts are available for quantity licensing.

Usage Based pricing combines a flat monthly service fee with a “pay as you use” transaction price for each compliance check and each remediation executed. This offers the customer a low cost of entry and a manageable usage fee based on the number of transactions executed during a billing period, typically a month. Customer support services, telephone support and access to VFlash remedies, is included in the usage based pricing. Twenty-four hour support services are available for an additional fee based on a percentage of the transaction fee.

Subscription pricing in 1 to 3 year increments (paid annually or monthly) may be selected for any of the Hercules components either as enterprise software or on the appliance. Pricing varies by the number of devices in the customer's network. Subscription pricing offers the customer a flat monthly fee that fits within the customer's operating budget constraints. Standard customer support services, telephone support and access to VFlash remedies is included in the subscription pricing. Twenty-four hour support services are available for an additional fee based on a percentage of the subscription fee.

Perpetual License pricing is a one-time perpetual license fee for Hercules delivered either as enterprise software or on the appliance. Perpetual license pricing offers the customer complete control and maximum usage of the software with a fixed one-time license fee. Appliance pricing is based on increments of 500, 1000 or 1500 networked devices. Multiple appliances may be licensed for customers with networks consisting of more than 1500 devices who desire the appliance format in their network architecture. Enterprise software under a perpetual license fee is based on the number of networked servers and workstations within a customer's network with prices set in device ranges of 1,500 to 5,000, 5,001 to 10,000, and 10,001 to 25,000 devices. Enterprises with over 25,000 networked devices fall into pricing for enterprise-wide licensing which is based upon the topology and geography of the enterprise-wide network. Perpetual license customers are required to add customer support services for telephone support and V-Flash remedies at list prices ranging from 20% to 30% of the perpetual license fee.

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

We have identified below the accounting policies, related primarily to revenue recognition and software costs, that we believe are most critical to our business operations. These policies are discussed throughout this “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and affect our reported and expected financial results.

REVENUE RECOGNITION

Our customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. Our revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received and delivery has occurred to the customer. If software media and documentation are shipped FOB “Origin”, license fee revenue is recognized when shipped. If software and media documentation are shipped FOB “Destination”, license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed if the services are billable before the services are to be delivered or upon completion if the services can not be billed until completion of the services contract.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the undelivered components based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each undelivered component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download our products from our secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at June 30, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2005.

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

We also offer our products to customers under subscription licenses with one year to three year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to the vulnerability remedy updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. Subscription revenue recognized in the three months and six months ended June 30, 2005 was immaterial. There was no subscription revenue recognized during the three and six months ended June 30, 2004.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the three or six months ended June 30, 2005.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization expense is classified in costs of revenue in the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems upon which our products operate, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies upon which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product.

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

We evaluate the estimated net realizable value of each software product annually at year end. Our estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, we record a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license the Company’s products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005
As Compared With Three and Six Months Ended June 30, 2004

OPERATIONAL HIGHLIGHTS

Key operational highlights include:

•	In June 2005, Citadel released Hercules version 4.0 which includes the components Compliance Manager, Remediation Manager and Enterprise Reporting.

•	The Hercules Security Appliance was also released during the second quarter 2005, making Hercules enterprise software available on a preconfigured hardware appliance.

•	A new product pricing model was introduced in June 2005 known as “Security-On-Demand”, which allows users to pay for compliance audits and remediation actions on a transaction by transaction basis.

•
Citadel introduced a daily security news service, the Citadel 2 Minute Warning, which provides up-to-date threat alerts, recommended actions to thwart attacks, and headline news in a radio-style broadcast.

•
Hercules was selected for inclusion in the initial release of the National Institute for Standards and Technology (NIST) Security Configuration Checklist for IT Products in the vulnerability management category.

•	Professional services revenue rose to $879 thousand and $1.3 million for the second quarter and first six months of 2005, respectively.

•	Customers during the second quarter were in the following industry segments: 5 government, 17 corporate, including 5 in financial services, 3 education and 6 healthcare organizations.

REVENUE

The components of revenue for the three and six months ended June 30, 2005 and 2004 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenue from:
License fees
Hercules	$597,908	$68,057	$769,363	$1,893,057
SecurePC	15,162	371,407	25,981	378,525
NetOFF	348	2,500,084	11,932	2,500,084
Provision for returns and allowances	-	(17,305)	-	(29,588)
	613,418	2,922,243	807,276	4,742,078
Customer support services	1,200,499	521,556	2,361,010	987,759
Professional services	879,384	-	1,264,941	36,077
	$2,693,301	$3,443,799	$4,433,227	$5,765,914

Revenue for the three months ended June 30, 2005 and 2004 was $2,693,301 and $3,443,799, respectively, representing a decrease of $750,498 or 22% versus the three months ended June 30, 2004. The decrease was the result of lower average value of orders received during three months ended June 30, 2005 versus 2004. This lower average revenue value per order is a result of our sales strategy to reduce the dependency on large enterprise-wide orders to focus on a higher volume of smaller orders distributed across more customers. During the second quarter of 2005, revenue from license fees for Hercules was up 779% over the second quarter of 2004. During the second quarter of 2005 we were engaged in professional services contracts of higher value than during the second quarter of 2004. In addition, ratable revenue from customer support contracts increased 130% during the second quarter of 2005 over the second quarter of 2004 due to a higher number of customer support contracts in force during the second quarter of 2005 versus the same period of 2004.

Revenue for the six months ended June 30, 2005 and 2004 was $4,433,227 and $5,765,914 respectively. The decrease of $1,332,687, or 23% was the result of lower average value of orders received during six months ended June 30, 2005 versus 2004. This lower average revenue value per order is a result of our sales strategy to reduce the dependency on large enterprise-wide orders to focus on a higher volume of smaller orders distributed across more customers. Revenue recognized from post sale customer support service contracts was $2,361,010 during the six months ended June 30, 2005 versus $987,759 during the six months ended June 30, 2004 representing an increase of $1,373,251 or 139%. The revenue increase is primarily due to higher numbers of post sale customer support contracts in force during the first six months of 2005 versus the first six months of 2004. Professional services revenue also rose to $1,264,941 for the first six months of 2005 versus $36,077 for the first six months of 2004 due to a higher number of services engagements related to consulting and training. We expect that Hercules will continue to drive higher levels of revenue during the remainder of the year ending December 31, 2005, however there can be no assurance that the higher demand for our products will continue or that we will be successful in achieving the higher levels of revenue projected.

We focus our licensing efforts on industry segments including government, financial institutions, education, healthcare, and corporations in all other industry segments. This is due, in part, to the mandates of the Federal Information Security Management Act ("FISMA"), Gramm-Leach-Bliley Act for financial services businesses ("GLB"), Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, and many other government initiatives surrounding cybersecurity issues. The approximate percentage revenue distributed by the industry segments we target was as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Government	56%	86%	65%	91%
Financial services	29%	10%	19%	6%
Healthcare	5%	-	4%	-
Education	1%	1%	1%	1%
All other, primarily corporations	9%	3%	11%	2%

The approximate percentage of total revenue from customers representing 10% or more of total revenue during the three and six months ended June 30, 2005 and 2004, respectively, was as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004	Industry Segment
Department of Veteran Affairs	33%	85%	39%	89%	Government
Defense Information Systems Agency (“DISA”)	19%	-	22%	-	Government
State Street Corporation	17%	-	11%	-	Financial Services
Citicorp North America, Inc	11%	-	6%	-	Financial Services

We rely on our existing customer base as a whole for a source of recurring revenue from customer support contracts in force during any quarter or calendar year. We believe that the revenue from non-government customers for the quarter and six months ended June 30, 2005 representing 44% and 35%, respectively, of total revenue demonstrates that our sales strategy for delivering compliance and policy enforcement solutions to the commercial sector is beginning to take hold. We anticipate that revenue from government agencies will continue to be focused on large value orders and if those orders are received we foresee that revenue from government agencies will continue to be a large portion of the future revenue composition by industry segment. In addition, revenue from Hercules is expected to be the primary source of our total license fee, customer support and services revenue. We expect that future revenue from the licensing of Hercules will be derived primarily from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could become a material component of revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer for the quarters presented is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Costs of revenue
Software amortization	$520,717	$261,757	$1,005,276	$451,723
Customer support services costs	421,077	320,795	882,259	603,256
Professional services costs	188,875	-	313,134	20,204
Shipping and other costs	26,970	309	34,320	5,175
Total costs of revenue	$1,157,639	$582,861	$2,234,989	$1,080,358

Software Amortization

Software amortization begins at the time a new product or new version of the product is released for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Approximately $3.3 million of capitalized software costs have become amortizable since June 30, 2004 primarily due to new releases of Hercules during that period. As a result of this increase in the average balance of capitalized software costs, software amortization increased $258,960, or 99%, in the quarter ended June 30, 2005 versus the quarter ended June 30, 2004. Similarly the software amortization for the six months ended June 30, 2005 increased $553,553 or 123%, over the six months ended June 30, 2004 also due to higher average balances of amortizable capitalized software development costs at June 30, 2005 versus 2004. At June 30, 2005 approximately $36,000 of total capitalized software development cost related to our next release of Hercules was not yet amortizable and is expected to begin amortization by the end of the third quarter of 2005.

Our product development road map for the remainder of 2005 includes the development of new versions of existing products, and software updates with new features and functionality for our existing products that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. In addition, in June, we submitted Hercules 4.0 for continuing Common Criteria certification at level EAL3 to an independent common criteria certification laboratory. These factors are expected to increase the amount of capitalized software development costs and when completed, will increase the software amortization expense in future periods. In addition, software amortization will vary from period to period according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of unamortized capitalized software development costs of approximately $4.7 million to the net realizable value of the capitalized software at June 30, 2005 indicated that the unamortized capitalized software balances at June 30, 2005 did not exceed net realizable value. Accordingly, no write-down was required during the three or six month period ended June 30, 2005. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Customer Support Services

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

The costs of customer support services for the quarters ended June 30, 2005 and 2004 of $421,077 and $320,795 respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability remedies and manage the remedy database. The increase in the customer support services costs of $100,282 or 31% in the quarter ended June 30, 2005 over the quarter ended June 30, 2004 and the increase in the customer support services costs of $279,003 or 46% during the six months ended June 30, 2005 over the similar period ended June 30, 2004 are directly attributable to the increase in the costs associated with the personnel performing these functions and an increase in professional fees related to third party vulnerability research services. At June 30, 2005, we had 5 full time personnel assigned to the post sales customer support organization versus 3 full time employees assigned to customer support at June 30, 2004. In addition, at June 30, 2005, we employed 16 security engineers versus 18 security engineers at June 30, 2004. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

Professional Services Costs

Costs associated with professional services engagements were $188,875 and $313,134 for the second quarter and six months ending June 30, 2005, respectively. These costs include the direct costs and applied overhead associated with the personnel performing the service engagements. The increase in professional services costs during the three and six months ended June 30, 2005 is directly attributed to an increase in the number of consulting and training services engagements during those periods versus the similar periods of 2004. At quarter end June 30, 2005, we had 5 dedicated full-time professionals providing these services versus part-time personnel providing similar services during the second quarter in 2004. In addition, to meet demand, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to professional services costs.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, and costs of third party royalties for technology embedded in Hercules. Shipping and other costs in the second quarter of 2005 also included costs related to the Hercules Security Appliance, which was not available in 2004. Shipping and other costs for the quarters ended June 30, 2005 and 2004 were $26,970 and $309, respectively, and were $34,320 and $5,175, respectively, for the six months ended June 30, 2005 and 2004. The increase in costs during the three and six months ending June 30, 2005 over 2004 was primarily due to the costs associated with third party software royalties, appliance hardware purchases and appliance warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative (“SG&A”) expenses of $5,401,818 and $4,004,826 for the quarters ended June 30, 2005 and 2004, respectively, representing an increase of $1,396,992, or 35%. For the six months ended June 30, 2005 and 2004 we incurred SG&A expense of $10,272,412 and $6,946,290, respectively, an increase of $3,326,122 or 48%.

The increase in SG&A expense for the three and six months ending June 30, 2005 is partially due to the increase in compensation, facilities, travel, and other expenses related to an increase in the number of personnel employed during the first six months of 2005 over the first six months of 2004, and also to a period-over-period increase in direct marketing expense and professional fees. At June 30, 2005, we employed 14 quota carrying sales account executives focused on the commercial market, including 2 regional sales managers and 2 telesales representatives. The public sector is managed by one government sales manager with 4 quota carrying sales account executives covering the public sector market, and 4 quota carrying sales account executives covering the state and local government market. Supporting the sales organization are 12 pre-sales security engineers and 15 marketing and sales administrative personnel covering the commercial and government sectors. Business development includes 3 professionals responsible for strategic partner alliances and establishing the channel partner program for the marketing and licensing of the Hercules Security Appliance. The total of 53 professionals employed at June 30, 2005 in the sales, marketing and business development functions compares to 47 personnel in similar functions at June 30, 2004. In addition, at June 30, 2005, 15 professionals were employed in the functional areas of information technology, finance, administration and general management including our CEO and CFO versus 13 professionals in the same capacities at June 30, 2004.

Professional fees, insurance costs and direct marketing expenses also increased in the three and six month periods ended June 30, 2005 over similar periods of 2004. The increase in professional fees is primarily related to legal defense costs associated with lawsuits not yet reimbursed by insurance coverage. Professional fees include $88,000 of compensation expense for the issuance of common stock in lieu of cash for payment of services provided by an investor relations firm. The increase in direct marketing expenses is associated with the marketing launch of Hercules 4.0, the Hercules Security Appliance, the 2 Minute Warning internet news service and for trade shows, advertising and other lead generation activities to drive increased sales opportunities for the sales organization. Insurance costs increased as a direct result of the increase in the technology infrastructure, office expansion, and additional premiums associated with increased product and professional liability coverage to meet customer liability requirements. We expect total SG&A to vary from quarter-to-quarter primarily related to variable commission expense on changes in revenue, but do not expect any significant increases in any other individual expense category.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense. A summary of product development expense net of capitalized development costs for the three and six months ended June 30, 2005 and 2004 are presented in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Product development expense, net of capitalized software development costs	$701,216	$566,935	$1,044,060	$957,100
Software development costs capitalized	703,874	829,645	1,706,818	1,774,902
Gross product development expense	$1,405,090	$1,396,580	$2,750,878	$2,732,002
Capitalized costs as a percentage of gross product development expense	50%	59%	62%	65%

Gross product development expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively, compared to $1.4 million and $2.7 million, respectively, for the same periods of 2004. The increase in net product development expense of $134,281 and $86,960 for the three and six months ended June 30, 2005, respectively, versus similar periods of 2004, was primarily due to a reduction in the amount of software development costs eligible for capitalization. The capitalization rate is the percentage of capitalized costs to total gross product development costs incurred during the periods presented. The capitalization rate was 50% in the second quarter of 2005 versus 59% in the second quarter of 2004. The capitalization rate was 62% for the six months ended June 30, 2005 versus 65% for the six months ended June 30, 2004. The decrease in the capitalization rate is primarily due to the expensing of all costs and expenses related to the planning and analysis phase of a development project prior to the project reaching technological feasibility. In mid-May 2005, Hercules 4.0 development was completed and we began the planning and analysis phase for the next release of Hercules.

Product development expense and the capitalization rate historically have fluctuated, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At June 30, 2005, we employed 43 software development and quality assurance engineers versus 37 software development and quality assurance engineers at June 30, 2004. We expect that the capitalization rate will vary between 50% and 70% of gross product development expense in any quarter or year but there can be no assurance that the capitalization rate will remain within this range.

DEPRECIATION EXPENSE

Depreciation expense for the three and six months ended June 30, 2005 was $438,559 and $856,874, respectively compared to $138,262 and $241,518 for the similar periods of 2004. The increase in depreciation expense was due to higher average depreciable balances of property, equipment and leasehold improvements during the period ended June 30, 2005 versus the similar period ending June 30, 2004. At June 30, 2005, we had no plans for significant future capital expenditures for the remainder of 2005, therefore, we do not expect depreciation to increase significantly for the remainder of the year.

INTEREST EXPENSE

Interest expense, including the amortization of debt issue costs, was $63,569 for the quarter ended June 30, 2005 versus $18,322 for the quarter ended June 30, 2004, representing an increase of $45,247. Interest expense for the quarter ended June 30, 2005 was primarily related to the interest on long-term debt of approximately $2.7 million of long-term debt outstanding including $1.4 million classified as current. At June 30, 2004, there was approximately $798,000 of long-term debt outstanding including $186,000 classified as current. The effect of interest rate increases during the three and six months ended June 30, 2005 were not considered significant. Unamortized deferred debt issue costs were approximately $74,000 at June 30, 2005. Amortization expense related to debt issue costs for the three and six months ended June 30, 2005 was $7,640 and $13,659, respectively. The amortization expense related to debt issue costs for both the three and six months ended June 30, 2004 was $4,013.

INTEREST INCOME

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the three and six months ended June 30, 2005 was $21,698 and $47,125, respectively, compared to $45,091 and $72,011 for the similar periods of 2004. The decrease in interest income is primarily due to lower average balances of invested cash.

PREFERRED DIVIDENDS AND ACCRETION OF BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

The statement of operations presents preferred dividends accrued and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Preferred Stock”) as an increase to the net loss so as to arrive at net loss to common shareholders.

At the shareholders meeting in July 2005 the shareholders approved the modifications to the Series A Preferred Stock which included waiving of the dividend payments effective on May 9, 2005. Through May 9, 2005 the Series A Preferred Stock accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. During the three months ended June 30, 2005 $81,250 of dividends were accrued and shown as an increase to the loss to common shareholders. For the six months ended June 30, 2005 we accrued $268,750 of dividends which are shown as an increase to the loss to common shareholders. No dividends accrue on the Series B Preferred Stock.

The Series A Preferred Stock was issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Preferred Stock and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Preferred Stock was approximately $985,000 which is being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the three and six months ended June 30, 2005 $61,542 and $123,084, respectively of the beneficial conversion feature has been accreted to loss to common shareholders. For the three and six months ended June 30, 2004 $61,542 and $92,313, respectively of the beneficial conversion feature has been accreted to loss to common shareholders.

In addition, Citadel and Satellite entered into an Exchange Agreement where Citadel agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock (the "Series A Warrants") for new warrants (the "Exchange Warrants") to purchase 1.2 million shares of common stock at an initial exercise price of $1.75 per share. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005 we had cash and cash equivalents of approximately $3.8 million and stockholders equity of approximately $7.5 million. On May 9, 2005, we entered into agreements with funds affiliated with Satellite Asset Management ("Satellite") related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of our common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of our common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, we and Satellite entered into an Exchange Agreement where we agreed to exchange warrants to purchase 1.2 million shares of our common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock with an exercise price of $5.15 per shares for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, we closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of our common stock. In addition, 1 million shares of the Exchange Warrants were issued and are immediately exercisable.

We have a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at our annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price requirement which we have not met. In the event Citadel determines not to, or is unable to exercise the put option, Citadel will issue the 1 million warrants to the investor. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes. We believe that cash provided from the Series B financing, the potential exercise of the put option, available cash balances and cash anticipated to be provided by operations is sufficient to fund our business for the next 12 months.

In August 2005, we entered into a non-binding Commitment Letter with Comerica to further revise the terms of the Loan and Security Agreement, as amended, between Citadel and Comerica (as amended, the "Loan Agreement").  Subject to execution of definitive agreements related to the terms proposed in the Commitment Letter, the existing financial covenant to maintain our minimum cash balance at $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which we raise additional equity capital or (ii) September 30, 2005. Following October 1, 2005, we would be required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, our monthly payments on one tranche of our loans from Comerica would increase from $22,727.27 plus interest, to $72,727.27 plus interest per month. Under the terms of the Commitment Letter, we would grant to Comerica additional warrants for 20,000 shares of common stock at an exercise price of $1.56 per share.  The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Loan Agreement (as amended).

Cash Used in Operating Activities

The net cash used in operating activities was $9,064,885 for the six months ended June 30, 2005. The net loss of $10,051,978 was adjusted for non-cash charges of $1,963,809 and a net decrease to cash for changes in operating assets and liabilities of $976,716. Non-cash charges include depreciation and software amortization of $1,862,150, amortization of deferred debt issue costs of $13,659, and $88,000 of stock compensation expense paid in lieu of cash to a vendor. Operating assets decreased $145,143 primarily due to a $506,902 increase in accounts receivables partially offset by a decrease in prepaid expenses related to the recognition of deferred commission expense. A total decrease of $372,241 for accounts payable, accrued compensation and payroll taxes combined was related to payments of commissions and payroll taxes. The remaining change in operating liabilities relates to a deferred revenue decrease of $459,332 due to the recognition of prepaid professional services performed during the six months ended June 30, 2005 and ratable revenue recognized from customer support services contracts.

The net cash used in operating activities was $5,409,895 for the six months ended June 30, 2004. The net loss of $3,402,697 was adjusted for non-cash charges of $756,430 and a net decrease to cash for changes in operating assets and liabilities of $2,763,628. Non-cash charges include depreciation and amortization of $693,241, provision for returns, allowances and bad debts of $59,176 and the amortization of debt issuance costs of $4,013. Operating assets increased $2,366,336 primarily due to a $1,632,281 increase in accounts receivables resulting from higher revenue during the six months ended June 30, 2004 and increases in prepaid expenses and other assets related to insurance renewals, software maintenance costs for internally used applications, deposits and prepaid marketing costs. This increase was partially offset by increases in accounts payable, accrued compensation and payroll taxes of $846,840 related to the higher spending activity of a larger employee population. The remaining change in operating liabilities relates to the deferred revenue decrease of $1,244,132 primarily due to the reversal of $1.7 million related to the deferred revenue associated with a December 2003 product shipment to a systems integrator partially offset by an increase in deferred revenue of approximately $466,000 related to a higher level of post sale customer support contracts in force at June 30, 2004. Total deferred revenue at June 30, 2004 was $1,561,063 all of which was related to customer support services deferred revenue. This compares to deferred revenue of $2,805,195 at December 31, 2003 of which approximately $1.4 million relates to deferred license fees and approximately $1.4 million was related to customer support services deferred revenue.

Cash Used in Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2005 were $2,910,401, representing $1,203,583 for purchases of computer equipment and software licenses and improvements to our information technology infrastructure completed during the period plus $1,706,818 of additions to capitalized software development costs.

Cash flows used in investing activities during the six months ended June 30, 2004 were $2,685,163, representing $910,261 for purchases of computer equipment for newly hired employees and improvements to our information technology infrastructure and $1,774,902 of additions to capitalized software development costs related to the Hercules product development costs.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2005 were $5,902,487 and was primarily due to the proceeds from the preferred stock transaction in May 2005. On May 9, 2005, in return for net proceeds of $6,902,396 (net of transaction fees of $97,604), we completed the issuance of 7,000 shares of Series B Convertible Preferred Stock (convertible into 4.5 million shares of common stock at the initial conversion price of $1.55 per share) with warrants to purchase approximately 1.8 million shares of common stock. This transaction was part of an $11.0 million private placement agreement that we entered into with Satellite, consisting of up to 11,000 shares of Series B Convertible Preferred Stock convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and warrants to purchase approximately 2.8 million shares of our common stock at an initial price of $1.75 per share. In addition, we have a put option to sell Satellite up to an additional $4.0 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1.0 million shares of our common stock at an exercise price of $1.75 per share.

During the six months ending June 30, 2005, we repaid $640,909 of long term debt. In addition, we also received $16,000 from the exercise of employee stock options and paid $375,000 of preferred dividends to Satellite. As a result of the approval of the Series B transaction by the shareholders at the July 2005 annual shareholders meeting, the dividend on the Series A Preferred Stock was waived beginning on May 9, 2005. In July 2005, we made a final Series A Preferred Stock dividend payment of $81,250.

In March 2005, Citadel entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment ") with Comerica Bank ("Comerica"). Comerica and Citadel agreed to revise the loan agreement's covenants to bring them more in line with Citadel's operations. Comerica and Citadel further amended the original loan agreement's financial covenants on June 30, 2005, and entered into the Third Amendment To Loan And Security Agreement ("Third Amendment"). Under the Third Amendment, Citadel and Comerica agreed to modify the existing financial covenants to require the Company to maintain its minimum cash balance at $1,000,000 and eliminating the liquidity ratio test and EBITDA requirements. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the original loan agreement.

Cash flows provided by financing activities for the six months ended June 30, 2004 were $14,526,845 and was primarily due to the proceeds from the Series A preferred stock transaction in February 2004. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 and legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share which was reduced to $3.00 upon shareholder approval obtained in July 2005) with warrants to purchase 1,200,000 shares of common stock. On April 1, 2004 we paid preferred dividends in the amount of $102,439. At June 30, 2004 we had accrued preferred dividends of $187,500 which were subsequently paid on July 1, 2004. In addition to the proceeds received from the issuance of preferred stock, we received $66,624 from the exercise of employee stock options, $11,100 from the exercise of warrants and repaid $16,903 of advances made to the Company by our CEO. We also borrowed $797,576 on the bank lines of credit during the six months ended June 30, 2004. Approximately $1,952,000 was available for borrowing under the equipment lines of credit at June 30, 2004.

As a result of the aforementioned factors, cash and cash equivalents decreased $6,072,799 during the six months ended June 30, 2005, versus an increase of $6,431,787 for the six months ended June 30, 2004.

CONTRACTUAL OBLIGATIONS

At June 30, 2005 we have outstanding debt of approximately $2.7 million of which approximately is $1.4 million is due and payable during the next twelve months. At June 30, 2005 we had open purchase orders for equipment, software, common criteria certification testing and third party royalty obligations of approximately $920,000.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the years ended December 31, 2004 and 2003. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel's business.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At June 30, 2005, we had cash and cash equivalents of approximately $3.8 million and stockholders equity of approximately $7.5 million. On May 9, 2005, we received net proceeds of $7 million from the issuance of 7,000 shares of convertible and preferred stock. In addition, warrants for 1,806,452 shares of common stock, as well as 1 million exchange warrants for shares of common stock, were issued with an exercise price of $1.75 per share.

We believe that cash provided from the Series B financing, the potential exercise of the put option, available cash balances and cash anticipated to be provided by operations is sufficient to fund our business for the next 12 months. We have had a history of annual operating losses and have reported a net loss to common shareholders in the six months ended June 30, 2005 of approximately $11 million. If the operating losses continue, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock and bank loans may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations, debt or equity financings and any credit facilities we may arrange.

In August 2005, we entered into a non-binding Commitment Letter with Comerica to further revise the terms of the Loan and Security Agreement, as amended, between Citadel and Comerica (as amended, the "Loan Agreement").  Subject to execution of definitive agreements related to the terms proposed in the Commitment Letter, the existing financial covenant to maintain our minimum cash balance at $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which we raise additional equity capital or (ii) September 30, 2005. Following October 1, 2005, we would be required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, our monthly payments on one tranche of our loans from Comerica would increase from $22,727.27 plus interest, to $72,727.27 plus interest per month. Under the terms of the Commitment Letter, we would grant to Comerica additional warrants for 20,000 shares of common stock at an exercise price of $1.56 per share.  The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Loan Agreement (as amended).

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE FACTORS AFFECTING ECONOMIC AND MARKET CONDITIONS.

Adverse factors affecting economic conditions worldwide have contributed to a general slowdown in information technology and software spending and may continue to adversely impact our business, resulting in:

s	Reduced demand for our products as a result of a decrease in technology spending by our customers and potential customers;

s	Increased price competition for our products; and

s	Higher overhead costs as a percentage of revenues.

Terrorist and military actions may continue to put pressure on economic conditions. If the economic and market conditions in the United States do not improve, or deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

ECONOMIC CONDITIONS AND CONDITIONS AFFECTING THE NETWORK SECURITY MARKET IN PARTICULAR MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES AND MARGINS.

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

CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES OR RESULT FROM OPTION AND WARRANT EXERCISES.

If future operations or acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 8,809,000 shares of common stock and warrants to issue 3,259,383 shares of common stock were outstanding as of June 30, 2005. In addition, we have a put option to sell up to an additional $4.0 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1.0 million shares of our common stock at an exercise price of $1.75 per share subject to conditions. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

OUR CONVERTIBLE PREFERRED STOCK AND BANK DEBT MAY ADVERSELY IMPACT CITADEL AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON CITADEL.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”) and shares of Series B Convertible Preferred Stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, if any, and the Series B Preferred has a liquidation preference n the amount of $7 million which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Preferred Stock in certain circumstances, including Citadel’s failure to deliver shares of common stock to the holder of the Preferred Stock in connection with the conversion of the shares of Preferred Stock or a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Preferred Stock (other than the Comerica Bank credit facilities) while the Preferred Stock is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business.

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

WE RECEIVED A LETTER FROM THE NASDAQ STOCK MARKET CONCERNING A POTENTIAL DELISTING OF OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET, AND ANY DELISTING COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

On June 23, 2005, we received a letter from The Nasdaq Stock Market (the "Notice") notifying us that for the 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4310(c)(4). The Notice further stated that we have been provided 180 calendar days, or until December 20, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of our common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 20, 2005. If by December 20, 2005 we have not regained compliance with the minimum bid price requirement, we may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided we meet The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time. If we are not eligible for an additional compliance period at December 20, 2005, the Nasdaq will provide written notification to us that our securities will be delisted. At that time, we may appeal the Nasdaq's determination to delist the securities to a Nasdaq Listing Qualifications Panel. If our securities are delisted from the Nasdaq SmallCap Market, the market for our securities would be impaired and our stock price may decline. In addition, it would be more difficult for us to raise additional funds, which could have a material adverse effect on our financial condition.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in our Form 10-KSB for year ending December 31, 2004 and in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have stated previously and continue to state that quarterly revenue is difficult to forecast. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock and has resulted in shareholder litigation. This may occur again in the future.

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

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE INTERCOMPANY CONFLICTS OF INTEREST AFTER OUR SPIN-OFF.

Members of the board of directors and management of Citadel own shares of both Citadel and CT Holdings common stock after our spin-off from our former parent company because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, following the spin-off, three of the five directors of Citadel are also directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the spin-off. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the spin-off.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been recorded at June 30, 2005. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller’s future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2005. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

In addition, our revenue has been highly dependent upon revenue derived from the federal government and more specifically the Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the foreseeable future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage of our revenue derived from commercial enterprises will increase gradually in future quarters as our commercial sales executives reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

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

In addition, fluctuations may be caused by a number of other factors, including:

s	the timing and volume of customer orders and customer cancellations;

s	a change in our revenue mix of products and services and a resulting change in the gross margins;

s	the timing and amount of our expenses;

s	the introduction of competitive products by existing or new competitors;

s	reduced demand for any given product;

s	quarterly seasonality of customer buying patterns due to holidays and vacation patterns; and

s	the market’s transition between operating systems.

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

WE ARE HIGHLY DEPENDENT ON REVENUE FROM OUR FLAGSHIP PRODUCT HERCULES.

We have historically derived the majority of our revenue from our flagship product Hercules. This product is expected to continue to account for a significant portion of our total revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the price of, this product as a result of, among other factors, any change in our pricing model, or maturation in the markets for this product or other risks described in this document.

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

We have introduced the Hercules Security Appliance recently and because of our limited experience with the manufacturing of appliances, our efforts to develop and sell appliances may not be as successful as we anticipate. In addition, we expect that the gross margins generated from the revenue from our appliance will be lower than the gross margins generated from our software products. Our appliance solution may not achieve market acceptance and may not be able to compete with solutions either currently in the market or introduced in the future. In addition, we will sell the appliance under a new usage based pricing model which is largely untested in the software industry and may not be accepted by customers. We may also sell the appliance solution through channels in which we have only limited experience. If we are unable to achieve market acceptance of the appliance and new pricing and sales models or compete effectively with solutions of our competitors, our future net revenues and operating results could be adversely affected.

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

In addition, we may be sued by third parties who claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. While we are not aware of any basis for such claims and are not currently party to any material infringement lawsuits, any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

- cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

- obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

- redesign our products, which would be costly and time-consuming.

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel.  On June 20, 2005, the Court entered a schedulling order with deadlines for the lead plaintiff to file a consolidated complaint by August 12, 2005, and for the defendants to file a motion to dismiss within sixty (60) days thereafter.  The lead plaintiff has a requested a one week extension to file a consolidated complaint by August 19, 2005. We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economo, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The ultimate outcome is not currently predictable.

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

s classify Citadel’s board of directors into three groups, so that stockholders elect only one-third of the board each year;

s permit stockholders to remove directors only for cause and only by the affirmative vote of at least 80% of Citadel’s voting shares;

s permit a special stockholders’ meeting to be called only by a majority of the board of directors;

s do not permit stockholders to take action except at an annual or special meeting of stockholders;

s require stockholders to give Citadel advance notice to nominate candidates for election to Citadel’s board of directors or to make stockholder proposals at a stockholders’ meeting;

s permit Citadel’s board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine;

s require the vote of the holders of at least 80% of Citadel’s voting shares for stockholder amendments to Citadel’s bylaws; and

s require, for the approval of a business combination with stockholders owning 5% or more of Citadel’s voting shares, the vote of at least 50% of Citadel’s voting shares not owned by such stockholder, unless certain fair price requirements are met or the business combination is approved by the continuing directors of Citadel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISKS

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash in excess of operating funds has been invested in a money market fund. For the quarter ended June 30, 2005, we had interest income of approximately $22,000 earned on the funds invested in the money market account.

Interest rates on our bank debt fluctuate with the bank's prime lending rate which was 6.25% at June 30, 2005. Interest expense for the quarter ended June 30, 2005 was approximately $64,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On June 20, 2005, the Court entered a scheduling order with deadlines for the lead plaintiff to file a consolidated complaint by August 2005, and for the defendants to file a motion to dismiss within sixty (60) days thereafter. The lead plaintiff has requested a one week extension to file a consolidated complaint by August 19, 2005.  We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party. The ultimate outcome is not currently predictable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005 we issued 110,000 shares of unregistered common stock as payment in lieu of cash for investor relations services provided by an investor relations firm, in a private placement to one accredited investor not involving any public offering under Section 4(2) of the Securities Act.

ITEM 6 - EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)/15d-14(a) , As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)/15d-14(a) , As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citadel Security Software Inc.
(REGISTRANT)

Date: August 15, 2005

By: /s/ STEVEN B. SOLOMON
Steven B. Solomon,
President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer)

By: /s/ RICHARD CONNELLY
Richard Connelly,
Chief Financial Officer
(Duly Authorized Signatory and Principal Accounting and Financial Officer)