Form 10-Q
period 2005-09-30
CITADEL SECURITY SOFTWARE INC
filed 2005-11-14
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2005

Common Stock, Par value $.01 per share	30,055,730

Transitional Small Business Disclosure Format  Yes ☐  No ☒

CITADEL SECURITY SOFTWARE INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITADEL SECURITY SOFTWARE INC.
UNAUDITED BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$597,703	$9,838,154
Accounts receivable-trade, less allowance of $209,000 at September 30, 2005 and December 31, 2004	1,840,119	615,749
Prepaid expenses and other current assets	1,266,147	1,466,354
Total current assets	3,703,969	11,920,257

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,031,106 and $726,444	5,695,452	6,356,362
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $6,031,468 and $4,433,065	4,556,556	4,048,452
OTHER ASSETS	114,219	83,439
TOTAL ASSETS	$14,070,196	$22,408,510

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$-	$1,327,273
Accounts payable and accrued expenses	3,064,215	3,040,665
Accrued compensation and payroll tax obligations	1,193,550	1,413,670
Preferred stock dividends payable	-	187,500
Current portion of deferred revenue	2,778,192	2,462,851
Total current liabilities	7,035,957	8,431,959

LONG-TERM DEBT, LESS CURRENT PORTION	3,082,577	1,989,393
DEFERRED REVENUE, LESS CURRENT PORTION	560,977	480,172
OTHER NON-CURRENT LIABILITIES	636,051	714,466

PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, liquidation preference of $15,000,000	10,434,299	10,701,847
Series B Preferred Stock, 7,000 shares issued and outstanding at September 30, 2005, liquidation preference of $7,000,000	5,329,820	-
COMMON STOCK, $.01 par value per share; 100,000,000 shares authorized; 30,055,730 and 29,845,730 shares issued and outstanding at September 30, 2005 and December 31, 2004	300,557	298,457
ADDITIONAL PAID-IN CAPITAL	46,032,705	44,248,609
ACCUMULATED DEFICIT	(59,342,747)	(44,456,393)
Total Stockholders’ Equity	2,754,634	10,792,520
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,070,196	$22,408,510
The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenue
License fees	$765,128	$7,071,477	$1,572,404	$11,813,554
Customer support services	1,068,428	673,317	3,429,438	1,661,077
Professional services	360,284	28,670	1,625,225	64,747
Total revenue	2,193,840	7,773,464	6,627,067	13,539,378

Costs of revenue
Software amortization	593,127	339,689	1,598,403	791,412
Customer support services costs	407,405	384,561	1,289,664	987,818
Professional services costs	100,783	8,825	413,917	29,028
Shipping and other costs	69,813	13,105	104,133	18,279
Total costs of revenue	1,171,128	746,180	3,406,117	1,826,537

Operating expenses
Selling, general and administrative expense	4,561,246	5,483,405	14,833,658	12,429,695
Product development expense	798,560	396,069	1,842,620	1,353,169
Depreciation expense	447,786	163,865	1,304,660	405,383
Total operating expenses	5,807,592	6,043,339	17,980,938	14,188,247
Operating (loss) income	(4,784,880)	983,945	(14,759,988)	(2,475,406)

Interest income	18,030	29,390	65,155	87,494
Interest expense	(67,526)	(17,343)	(191,521)	(28,712)
Other income expense	-	-	-	9,919
(Loss) Income before income taxes	(4,834,376)	995,992	(14,886,354)	(2,406,705)

Provision for income taxes	-	-	-	-
Net (loss) income	(4,834,376)	995,992	(14,886,354)	(2,406,705)
Preferred stock dividends	-	(187,500)	(268,750)	(477,440)
Non-cash fair value adjustment for exchanged warrants	-	-	(274,800)	-
Non-cash fair value adjustment for Series A Preferred Stock dividend waiver	1,826,000	-	1,826,000	-
Non-cash fair value adjustment for change in Series A Preferred Stock conversion price	(1,064,000)	-	(1,064,000)	-
Non-cash accretion of preferred stock beneficial conversion feature	(646,168)	(61,542)	(769,252)	(153,855)
Net (loss) income to common shareholders	$(4,718,544)	$746,950	$(15,437,156)	$(3,038,000)

Net (loss) income per share to common shareholders
- basic	$(0.16)	$0.03	$(0.52)	$(0.10)
- diluted	$(0.16)	$0.02	$(0.52)	$(0.10)

Weighted average common shares outstanding -
- basic	30,044,860	29,664,109	29,923,496	29,186,053
- diluted	30,044,860	33,932,949	29,923,496	29,186,053

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,886,354)	$(2,406,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,903,064	1,196,795
Provision for returns, allowances and bad debts	-	130,500
Amortization of debt issue costs recorded as interest expense	21,299	10,033
Amortization of deferred credit for tenant incentive recorded as leasehold improvements	(78,415)	-
Common stock issued for services	88,000	-
Common stock issued for director’s fees	46,500	-
Changes in operating assets and liabilities:
Accounts receivable-trade	(1,224,370)	(6,074,297)
Prepaid expenses and other current assets	200,208	(931,682)
Other assets	17,243	(6,202)
Accounts payable and accrued expenses	670,795	1,876,933
Accrued compensation and payroll tax obligations	(220,120)	1,415,539
Deferred revenue	396,146	510,967
NET CASH USED IN OPERATING ACTIVITIES	(12,066,004)	(4,278,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,290,997)	(3,206,048)
Capitalized software development costs	(2,106,506)	(2,654,025)
NET CASH USED IN INVESTING ACTIVITIES	(3,397,503)	(5,860,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock and warrants	6,902,396	13,797,283
Borrowings on long-term debt	750,000	797,576
Repayments on long-term debt	(984,090)	-
Debt issuance costs	(5,000)	(26,396)
Net proceeds from the exercise of warrants	-	216,549
Net proceeds from exercise of employee stock options	16,000	183,552
Payments on notes and advances from related parties	-	(16,903)
Preferred stock dividends paid	(456,250)	(289,939)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,223,056	14,661,722
Net increase (decrease) in cash and cash equivalents	(9,240,451)	4,523,530
Cash and cash equivalents at the beginning of the period	9,838,154	5,092,161
Cash and cash equivalents at the end of the period	$597,703	$9,615,691

The accompanying notes are an integral part of these financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Non-cash financing items:
Preferred stock dividends accrued	$-	$187,500
Beneficial conversion feature of convertible preferred stock	$-	$984,649
Accretion of preferred stock beneficial conversion feature	$769,252	$153,855
Fair value of warrants issued in connection with sale of preferred stock	$1,572,576	$2,326,184
Fair value adjustment for exchanged warrants	$274,800	$-
Fair value adjustment for Series A Preferred Stock dividend waiver	$1,826,000	$-
Fair value adjustment for change in Series A Preferred Stock conversion price	$1,064,000	$-
Issuance of common stock through exercise of exchange right by officer	$-	$15,000
Fair value of warrants issued in conjunction with long-term debt recorded as deferred financing costs	$64,322	$45,838

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

On June 23, 2005, Citadel received a letter from The Nasdaq Stock Market (the "Notice'') notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company's common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4310(c)(4). The Notice further stated that the Company has been provided 180 calendar days, or until December 20, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of the Company's common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 20, 2005. If by December 20, 2005 the Company has not regained compliance with the minimum bid price requirement, the Company may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided it meets The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time. If the Company is not eligible for an additional compliance period at December 20, 2005, the NASDAQ will provide written notification to the Company that the Company's securities will be delisted. At that time, the Company may appeal the NASDAQ’s determination to delist the securities to a Nasdaq Listing Qualifications Panel.

Liquidity

At September 30, 2005 the Company had cash and cash equivalents of approximately $598 thousand, a working capital deficiency of approximately $3.3 million, and stockholders equity of approximately $2.8 million. On May 9, 2005, the Company entered into agreements with funds affiliated with Satellite Asset Management ("Satellite") related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of our common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of our common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, Citadel and Satellite entered into an Exchange Agreement where the Company agreed to exchange warrants to purchase 1.2 million shares of our common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock with an exercise price of $5.15 per share for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, the Company closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of the Company’s common stock. In addition, 1 million shares of the Exchange Warrants became immediately exercisable and the remaining 200,000 Exchange Warrants became exercisable upon shareholder approval in July 2005. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes.

The Company had a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at our annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price. The registration statement became effective in September 2005, however, the minimum bid requirement was not met and the put option has expired. Pursuant to the requirements of the put option, Citadel issued approximately 1 million warrants to the investor in the third quarter 2005.

On September 15, 2005, Citadel borrowed $750,000 pursuant to an additional revolving credit line provided by a Fifth Amendment to the Loan and Security Agreement with Comerica Bank bringing the total principal amounts due to Comerica Bank to approximately $3.1 million. On October 10, 2005 Citadel and Lawrence Lacerte (“Lacerte”) entered into a Loan and Security Agreement and Intellectual Property Security Agreement (the “Agreements”). Under the Agreements, Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and an interest rate of 12%. The proceeds of the loan were used to retire principal amounts due to Comerica Bank on October 10, 2005 of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreements include that interest is payable each quarter with the principal balance due at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Citadel has agreed to pay a five percent (5%) premium to Lacerte upon early repayment of the loans or upon a change in control, and paid a one percent (1%) loan origination fee. The obligations under the Agreements may be accelerated in the event of a default under the Agreements, including a failure to pay amounts when due or a breach of the Agreements by Citadel.

Satellite, holder of the Series A and Series B Convertible Preferred Stock, agreed to permit Citadel to issue the senior security to Lacerte in consideration for a reduction in the exercise price of the warrants to purchase 4.0 million shares of the Company's common stock issued in conjunction with the Series A and Series B Convertible Preferred Stock from $1.75 per share to $1.56 per share.

On October 31, 2005, Citadel and Allied Capital Partners, L.P. ("Allied") entered into a factoring agreement and related agreements including a personal guarantee from the Company's CEO (the "Agreements"). Under the Agreements, Citadel may offer certain accounts receivable to Allied. Allied will factor the accounts receivable that it accepts and pay approximately 80% of the face amount to Citadel. The discount rate is 1.5% of the face amount for the first 30 days after Allied has purchased an account and 0.050% for each day that the account remains unpaid after the initial 30 day period. The Agreements have a term of one year and contain no operating ratio covenants. Citadel intends to use the proceeds for working capital purposes. There are no material relationships between Citadel and Allied.

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

Revenue Recognition

The Company’s customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company’s revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received and delivery to the customer has occurred. If software media and documentation are shipped FOB "Origin", license fee revenue is recognized when shipped. If software and media documentation are shipped FOB "Destination", license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and vulnerability remediation updates on a when and if available basis. Customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. The direct costs and other costs associated with revenue from professional services engagements are charged to cost of sales as services are performed. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from the Company’s direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company’s products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at September 30, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2005.

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

The Company also offers its products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to the vulnerability remedy updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. Subscription revenue recognized in the three months and nine months ended September 30, 2005 was not significant. There was no subscription revenue recognized during the three and nine months ended September 30, 2004.

In June 2005 the Company announced the availability of its Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees will be accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the three or nine months ended September 30, 2005.

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

The Company determined that no write-down of capitalized software development costs was required at September 30, 2005 or 2004, respectively. A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Product development expense, net of capitalized software development costs	$798,560	$396,069	$1,842,620	$1,353,169
Software development costs capitalized	399,689	879,123	2,106,507	2,654,025
Software amortization expense	593,127	339,689	1,598,403	791,412

Net Income (Loss) per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic net income (loss) per share to common shareholders:

Net (loss) income to common shareholders	$(4,718,544)	$746,950	$(15,437,156)	$(3,038,000)

Weighted average number of common shares outstanding during the period	30,044,860	29,664,109	29,923,496	29,186,053

Basic net (loss) income per share to common shareholders	$(0.16)	$0.03	$(0.52)	$(0.10)

Diluted net income (loss) per share to common shareholders:

Net (loss) income to common shareholders	$(4,718,544)	$746,950	$(15,437,156)	$(3,038,000)

Weighted average number of common shares outstanding during the period	30,044,860	29,664,109	29,923,496	29,186,053
Shares issuable from assumed exercise of options	-	4,268,840	-	-
Total shares for purpose of calculating diluted net (loss) income per share	30,044,860	33,932,949	29,923,496	29,186,053

Diluted net (loss) income per share	$(0.16)	$0.02	$(0.52)	$(0.10)

Basic net (loss) income per common share is computed by dividing net (loss) income to common shareholders by the weighted average number of shares of common stock outstanding during the period. For periods with a net loss to common shareholders, basic and diluted net loss per common share are identical because the numbers of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share. For the three and nine months ended September 30, 2005 the weighted average shares outstanding were 30,044,860 and 29,923,496, respectively. The effect of stock options for 9,571,000 shares of common stock and 4,336,641 warrants outstanding at September 30, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the preferred stock into 9,516,129 shares of common stock has been determined to be antidilutive and excluded from the computation of loss per common share at September 30, 2005.

For the three months ended September 30, 2004 the weighted average shares outstanding were 29,664,109 and the diluted weighted average shares outstanding were 33,932,949. For the nine months ended September 30, 2004, the weighted average shares outstanding were 29,186,053. The dilutive effect of stock options for 4,268,840 shares of common stock has been included in the computation of diluted income per share to common shareholders for the three months ended September 30, 2004 but excluded from the computation of diluted loss per share to common shareholders for the nine months ended September 30, 2004 as they are antidulive for the nine month period.

For the three months ended September 30, 2004, the effect of stock options for 1,947,109 shares of common stock and warrants for 1,434,881 shares of common stock have been excluded from the weighted average shares computation as they are antidilutive. In addition, the conversion of the Series A preferred stock into 3,000,000 shares of common stock has been determined to be antidilutive and excluded from the computation of income (loss) per common share at September 30, 2004.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by quoted market values or, when and if available, the future discounted cash flow associated with the asset.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and nine months ended September 30, 2005 and 2004 the pro forma effect on net income (loss) and net income (loss) per share would have been as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net (loss) income attributable to common stockholders as reported	$(4,718,544)	$746,950	$(15,437,156)	$(3,038,000)
Add: Stock-based employee compensation expense included in reported net (loss) income	-	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(510,185)	(519,907)	(1,511,200)	(1,371,135)
Pro forma net (loss) income	$(5,228,729)	$227,043	$(16,948,356)	$(4,409,135)
Net (loss) income per common share - as reported
- Basic	$(0.16)	$0.03	$(0.52)	$(0.10)
- Diluted	$(0.16)	$0.02	$(0.52)	$(0.10)
Net (loss) income per common share - pro forma
- Basic	$(0.17)	$0.01	$(0.57)	$(0.15)
- Diluted	$(0.17)	$0.01	$(0.57)	$(0.15)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt the modified prospective method of SFAS No. 123R on January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net income (loss) to common shareholders included in the Stock-Based Compensation policy footnote.

NOTE B - CONCENTRATION OF CREDIT RISK

At September 30, 2005, the Company had approximately $498,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral from them. At September 30, 2005 the Company had a current accounts receivable totaling approximately $1.2 million and $270,000 due from two U.S. government systems integrators. These amounts, in the aggregate, comprise 73% of total gross accounts receivable. Allowances for credit losses, returns, discounts and other allowances are maintained at levels considered adequate by management. The allowance for returns, discounts and other allowances was $209,000 at September 30, 2005.

NOTE C - ACCRUED COMPENSATION AND PAYROLL TAX OBLIGATIONS

Accrued compensation at September 30, 2005 and December 31, 2004 are comprised of the following:

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Accrued salaries, wages and payroll taxes	$325,927	$350,093
Accrued commissions and incentive compensation	418,410	712,603
Accrued vacation pay	449,213	350,974
	$1,193,550	$1,413,670

NOTE D - LONG-TERM DEBT

During the first nine months of 2005, Citadel entered into four amendments (the “Amendments”) to the Loan and Security Agreement with Comerica Bank (“Comerica”). Citadel and Comerica agreed to modify the existing financial covenants to require the Company to maintain its minimum cash balance at $1,000,000 and eliminate the liquidity ratio test and EBITDA requirements. Per the Amendments, Citadel's minimum cash balance at $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which Citadel raises additional equity capital or (ii) September 30, 2005.  Following October 1, 2005, Citadel would be required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, Citadel's monthly payments on one tranche of its loans from Comerica would increase from $22,727.27 plus interest, to $72,727.27 per month. The Amendments also provided for an additional revolving credit line of up to $750,000 based on a borrowing base of up to 80% of Citadel’s eligible accounts receivable. The loan would bear interest at Comerica’s prime rate plus 1.75% and had a maturity date of September 30, 2005. On September 15, 2005, Citadel borrowed $750,000 pursuant to an additional revolving credit line provided by a Fifth Amendment to the Loan and Security Agreement with Comerica Bank bringing the total principal amounts due to Comerica Bank to approximately $3.1 million. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Loan Agreement (as amended).

Under the terms of the Amendments, Comerica received warrants for 18,050 of common stock at an exercise price of $1.79 per share at a Black-Scholes fair value of approximately $31,317 and 45,000 shares of common stock at an exercise price of $1.56 per share at a Black-Scholes fair value of approximately $33,005. The fair value of the warrants was recorded as debt issue costs and an increase to additional paid in capital. The debt issue costs are being amortized to interest expense at the greater of the interest method or straight-line over the remaining term of the debt. For the three and nine month periods ended September 30, 2005, approximately $7,640 and $21,299, respectively, of debt issue cost amortization was included in interest expense.

On October 10, 2005 Citadel and Lawrence Lacerte (“Lacerte”) entered into a Loan and Security Agreement and Intellectual Property Security Agreement (the “Agreements”). Under the Agreements, Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and an interest rate of 12%. The proceeds of the loan were used to retire principal amounts due to Comerica Bank on October 10, 2005 of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreements include that interest is payable each quarter with the principal balance due at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Citadel has agreed to pay a five percent (5%) premium to Lacerte upon early repayment of the loans or upon a change in control, and paid a one percent (1%) loan origination fee. The obligations under the Agreements may be accelerated in the event of a default under the Agreements, including a failure to pay amounts when due or a breach of the Agreements by Citadel. Satellite, holder of the Series A and Series B Convertible Preferred Stock, agreed to permit Citadel to issue the senior security to Lacerte in consideration for a reduction in the exercise price of the warrants to purchase 4.0 million shares of common stock issued in conjunction with the Series A and Series B Convertible Preferred Stock from $1.75 per share to $1.56 per share.

At September 30, 2005, the total Comerica loan balance of $3,082,577 (including $750,000 drawn on September 15, 2005) is presented on the balance sheet as long-term due to the subsequent Lacerte refinancing discussed above.

NOTE E - ISSUANCE OF COMMON STOCK

In the second quarter of 2005, the Company issued 110,000 shares of common stock to an investor relations firm for payment of services in lieu of cash.  The fair value of the common stock of $88,000 was recorded as a charge to selling, general and administrative expense with a credit to common stock for the par value and to additional paid-in capital for the excess over par value.  In addition, the Company issued 50,000 shares of its common stock upon the exercise of employee stock options in return for cash of $16,000 received for the aggregate exercise price of the options.

In the third quarter of 2005, the Company also issued 50,000 shares of common stock in lieu of cash to a board member for director’s fees. The fair value of the common stock of $46,500 was recorded as a charge to selling, general and administrative expense with a credit to common stock for par value and to additional paid in capital for the excess over par value.

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

On May 9, 2005, Citadel completed the sale to Satellite of $7 million of the $11.0 million private placement of the Series B Shares (convertible into approximately 4.5 million shares of common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of common stock. In addition, 1 million shares of the Exchange Warrants became immediately exercisable and the remaining 200,000 Exchange Warrants became exercisable upon shareholder approval in July 2005. Net proceeds received were approximately $6,902,000 after payment of approximately $98,000 of legal fees. The relative fair value of the Series B Shares and the Warrants were estimated at approximately $5,698,000 and $1,204,000, respectively. The fair value of the Warrants is recorded as a credit to additional paid in capital. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes.

In addition, the Company had a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at the annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price. The registration statement became effective in September 2005, however, the minimum bid requirement was not met and the put option has expired. Pursuant to the requirements of the put option, Citadel issued approximately 1 million warrants to the investor in the third quarter of 2005. The fair value of these warrants was estimated at approximately $539,000 and recorded as a credit to additional paid in capital. Subsequent to September 30, 2005, Satellite, holder of the Series A and Series B Convertible Preferred Stock, agreed to permit Citadel to issue a senior security in consideration for a reduction in the exercise price of the Warrants from $1.75 per share to $1.56 per share.

In July 2005, Citadel obtained shareholder approval for the possible issuance of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding on the closing date (as a result of possible adjustment to the conversion price), as required under the applicable listing requirements of the Nasdaq SmallCap Market, to increase its authorized number of shares common stock to 100,000,000, and to amend the Certificate of Designations of its Series A Preferred Stock to reduce the conversion price from $5 to $3. The fair value of the Series A Preferred Stock immediately prior to the conversion price change (i.e., as of July 26, 2005) was estimated and compared to the fair value of the Series A Preferred Stock immediately following the approval of the conversion price change (i.e., as of July 27, 2005), resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders of $1,064,000.

The holder of the Series A Preferred Stock agreed to waive the dividend requirements of the Series A Preferred Stock upon shareholder approval obtained at the shareholders meeting in July 2005. The estimated fair value of the benefit related to the waiver of dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common shareholders.

In conjunction with the revised terms and conditions of the Series A and Series B Convertible Preferred Stock and Warrants approved at the Company’s annual stockholder’s meeting, as well as a decline in the market price of the Company’s common stock, the Company determined that no beneficial conversion feature existed and accordingly, fully accreted the remaining unaccreted fair value of the beneficial conversion feature related to the Series A Convertible Preferred Stock of $628,107, representing a decrease to additional paid-in capital and an increase to the net loss to common shareholders.

Terms of Series B Convertible Preferred Stock

The Series B Shares have a liquidation preference in an amount equal to their stated value of $1,000 per share and are pari passu securities with the Series A Convertible Preferred Stock. The Series B Shares do not accrue dividends (unless Citadel declares dividends on its common stock).

The Series B Shares mature on May 9, 2008. Upon maturity, the Company will pay the holders of Series B Shares cash equal to the aggregate liquidation preference of the Series B Shares, or, if certain conditions are met, including the listing of the Company's common stock on the New York Stock Exchange, Nasdaq National Market, or Nasdaq SmallCap Market, the Company may pay the holders in shares of common stock.

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

Terms of Warrants to purchase shares of common stock issued with the Series B transaction

The Warrants issued in conjunction with the Series B shares entitle the holders to purchase up to 2,838,710 shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants. The Exchange Warrants issued entitle the holders to purchase up to 1.2 million shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants.  The Warrants issued are exercisable (in whole or in part) at any time on or before the expiration of their 10-year terms. The additional Warrants issued in conjunction with the put option will have a similar 10-year term.

Subsequent to September 30, 2005, Satellite, holder of the Series A and Series B Convertible Preferred Stock, agreed to permit Citadel to issue a senior security in consideration for a reduction in the exercise price of their 4,038,710 warrants from $1.75 per share to $1.56 per share.

NOTE G - LEGAL PROCEEDINGS

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Company’s Chief Executive Officer and a Director, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action, which motion is pending before the Court.  We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

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

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described below. The ultimate outcome is not currently predictable.

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

NOTE - H SUBSEQUENT EVENT

On October 31, 2005, Citadel and Allied Capital Partners, L.P. ("Allied") entered into a factoring agreement and related agreements including a personal guarantee from the Company's CEO (the "Agreements"). Under the Agreements, Citadel may offer certain accounts receivable to Allied. Allied will factor the accounts receivable that it accepts and pay approximately 80% of the face amount to the Citadel. The discount rate is 1.5% of the face amount for the first 30 days after Allied has purchased an account and 0.050% for each day that the account remains unpaid after the initial 30 day period. The Agreements have a term of one year and contain no operating ratio covenants. Citadel intends to use the proceeds for working capital purposes. There are no material relationships between Citadel and Allied. On November 1, 2005, Allied advanced the Company $740,812 to purchase five accounts with a total face value of approximately $909,000. The Company retains the right to sell more accounts to Allied during the term of the Agreement subject to Allied’s acceptance of other existing accounts and/or new accounts which may be generated.

On October 10, 2005 Citadel and Lawrence Lacerte (“Lacerte”) entered into a Loan and Security Agreement and Intellectual Property Security Agreement (the “Agreements”). Under the Agreements, Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and an interest rate of 12%. The proceeds of the loan were used to retire principal amounts due to Comerica Bank on October 10, 2005 of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreements include that interest is payable each quarter with the principal balance due at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Citadel has agreed to pay a five percent (5%) premium to Lacerte upon early repayment of the loans or upon a change in control, and paid a one percent (1%) loan origination fee. The obligations under the Agreements may be accelerated in the event of a default under the Agreements, including a failure to pay amounts when due or a breach of the Agreements by Citadel. Satellite, holder of the Series A and Series B Convertible Preferred Stock, agreed to permit Citadel to issue the senior security to Lacerte in consideration for a reduction in the exercise price of the warrants to purchase 4.0 million shares of common stock issued in conjunction with the Series A and Series B Convertible Preferred Stock from $1.75 per share to $1.56 per share.

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

New Product Release

In June 2005 we released for shipment the newest version of Hercules. The Hercules 4.0 Enterprise Vulnerability Management (EVM) Suite is a solution for vulnerability management, security compliance and automated remediation and consists of the following components:

•	Compliance Manager for compliance audits,

•	AssetGuard for asset inventory and security risk assessment,

•	Remediation Manager for vulnerability remediation,

•	ConnectGuard for endpoint security and

•	Enterprise Reporting Manager for enterprise-wide reporting.

Hercules 4.0 software is available in an Enterprise Software format for large enterprises or on a hardware appliance for small to medium enterprises or smaller operating units of large enterprise organizations. Each format contains the same features and functionality that may be licensed individually or all together, however Compliance Manager is required to operate Remediation Manager.

Compliance Manager

Compliance Manager provides a network security policy audit and compliance management capability in one solution. Compliance Manager contains automated processes to identify workstations and servers in a network, creates an inventory of the hardware, software and services on the identified devices, and then executes a compliance audit on those devices by comparing device level security settings against the expected security policy for those networked assets. In addition, Compliance Manager ships with pre-defined policy templates with configuration guidelines established by security bodies that address the requirements of government legislation and industry standards, such as Sarbanes-Oxley and the Gramm-Leach-Bliley Act. The templates provide systems administrators with an out-of-the-box capability to perform a compliance audit to determine whether vulnerabilities exist on the networked devices as well as reporting on the compliance status of those devices. The solution also calculates the overall risk rating for each device by correlating and measuring user assigned risk values for business impact and technical asset value with the existence of harmful vulnerabilities. By understanding a network’s compliance status with security policies coupled with its risk rating, IT management can make informed decisions about what actions, if any, to take to improve system security.

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

Hercules Security Appliance

We released for shipment in June 2005 a new security appliance product powered by Hercules. The Hercules Security Appliance provides a vulnerability management solution to the small and mid-sized businesses that was not completely addressed by our prior versions of Hercules. We believe that small to mid-sized businesses desire plug-and-play security solutions that are simple and quick to deploy. The Hercules Security Appliance was developed to address this market requirement. We believe that this product offering will change the way smaller organizations acquire vulnerability management software thereby enabling them to proactively protect their networks from cyber security threats and vulnerabilities and helping them achieve compliance with internal security policies and external mandates.

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

Usage based pricing combines a flat monthly service fee with a “pay as you use” transaction price for each compliance check and each remediation executed. This offers the customer a low cost of entry and a manageable usage fee based on the number of transactions executed during a billing period, typically a month. Customer support services, telephone support and access to VFlash remedies, are included in the usage based pricing. Twenty-four hour support services are available for an additional fee based on a percentage of the transaction fee.

Subscription pricing in 1 to 3 year increments (generally paid annually in advance of the subscription start date) may be selected for any of the Hercules components either as enterprise software or on the appliance. Pricing varies by the number of devices in the customer's network. Subscription pricing offers the customer a flat monthly fee that fits within the customer's operating budget constraints. Standard customer support services, telephone support and access to VFlash remedies are included in the subscription pricing. Twenty-four hour support services are available for an additional fee based on a percentage of the subscription fee.

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

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer has a choice to download our products from our secure website or to have the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at September 30, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller's future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2005.

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

We also offer our products to customers under subscription licenses with one year to three year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to the vulnerability remedy updates for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. Subscription revenue recognized in the three months and nine months ended September 30, 2005 was not significant. There was no subscription revenue recognized during the three and nine months ended September 30, 2004.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the three or nine months ended September 30, 2005.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005
As Compared With Three and Nine Months Ended September 30, 2004

REVENUE

The components of revenue for the three and nine months ended September 30, 2005 and 2004 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenue from:
License fees
Hercules	$732,259	$7,091,552	$1,504,101	$8,984,609
SecurePC	25,193	13,675	51,174	392,200
NetOFF	10,168	4,855	22,100	2,504,939
Provision for returns and allowances	(2,492)	(38,605)	(4,971)	(68,194)
	765,128	7,071,477	1,572,404	11,813,554
Customer support services	1,068,428	673,317	3,429,438	1,661,077
Professional services	360,284	28,670	1,625,225	64,747
	$2,193,840	$7,773,464	$6,627,067	$13,539,378

During the quarter ended September 30, 2005 we received orders for software, customer support and professional services of approximately $5.3 million including two orders from the Department of Defense for a renewal of customer support services and for additional professional services with a total value of approximately $3.4 million. The primary source of the remaining orders of approximately $1.9 million were from customers in the financial services and telecommunications industries. These orders for product, services and customer support services will be recognized as revenue according to the terms of the orders after applying appropriate revenue recognition criteria. Third quarter 2004 total orders were approximately $10.9 million including an $8.6 million order from the Department of Defense and a $1.7 million order from MCI.

Revenue for the three months ended September 30, 2005 and 2004 was $2,193,840 and $7,773,464, respectively, representing a decrease of approximately $5.6 million or 72%. Included in revenue for the three months ended September 30, 2004 was approximately $7.1 million revenue recognized from the enterprise orders received from the Department of Defense and MCI.. Excluding the effect of the Department of Defense and MCI contract revenue, revenue for the third quarter increased by approximately $1.2 million or 117% due to a greater number of orders of higher average value in the third quarter 2005 compared to the third quarter 2004.

Revenue from license fees for the three months ended September 30, 2005 and 2004, $765,128 and $7,701,477, respectively, represented a decrease of approximately $6.9 million or 90%. Excluding the effect of approximately $6.7 million of license fees related to the Department of Defense and MCI contracts in the three months ended September 30, 2004, third quarter 2005 revenue from license fees increased approximately 109% over the third quarter 2004. This increase is due to a greater number of orders at a higher average order value received during the three months ending September 30, 2005 versus the same period in 2004. The greater number of orders is a result of our sales strategy to reduce the dependency on large enterprise-wide orders to focus on a higher volume of orders distributed across more customers.

Ratable revenue from customer support contracts increased approximately $395,000, or 59% during the third quarter of 2005 over the third quarter of 2004 due to an increase in the number of customer support contracts in force during the third quarter of 2005 versus the same period of 2004. Professional services revenue during the third quarter of 2005 increased approximately $332,000 over the third quarter of 2004 as a result of the work performed under professional services engagements with higher total contract value during the third quarter of 2005 than during the same period of 2004.

During the nine months ended September 30, 2005 we received orders for software, customer support and professional services of approximately $9.3 million including orders from the Department of Defense for a renewal of customer support services and for additional professional services of approximately $3.4 million and a renewal of customer support services from the Department of Veteran Affairs for approximately $2.2 million. The primary source of the remaining orders of approximately $3.7 million were from other government agencies and customers in the financial services, healthcare and telecommunications industries. These orders for product, services and customer support services will be recognized as revenue according to the terms of the orders after applying appropriate revenue recognition criteria. Orders for software, customer support and professional services for the nine months ended September 30, 2004 were approximately $17.1 million including enterprise orders of $8.6 million from the Department of Defense, multiple orders from the Department of Veteran Affairs for approximately $5.0 million and $1.7 million order from MCI.

Revenue for the nine months ended September 30, 2005 and 2004 was $6,627,067 and $13,539,378 respectively. The decrease was due to the two large contracts in 2004.  Excluding revenue of approximately $11.7 million from the enterprise orders received in 2004 noted above, revenue increased approximately $4.8 million, or 256%, due to a greater number of orders of higher average contract value during the nine months ended September 30, 2005 versus the same period for 2004. The greater number of orders is a result of our sales strategy to reduce the dependency on large enterprise-wide orders to focus on a higher volume of orders distributed across more customers.

Revenue from license fees for the nine months ended September 30, 2005 and 2004 was $1,572,404 and $11,813,554, respectively, representing a decrease of approximately $10.2 million or 87%. The first nine months of 2004 benefited from large contract awards from the Department of Defense, MCI, and the Department of Veteran Affairs. Excluding the effect of approximately $11.0 million of license fees related to the Department of Defense, MCI and Department of Veterans Affairs contracts received during the nine months ended September 30, 2004, revenue from license fees during the nine months ended September 30, 2005 increased approximately $737,000 or 96% over the third quarter 2004. License fees increased because of a greater number of orders at a higher average order size in 2005 versus the same period in 2004.

Ratable revenue from customer support service contracts was $3,429,438 during the nine months ended September 30, 2005 versus $1,661,077 during the nine months ended September 30, 2004 representing an increase of $1,768,361 or 107%. This increase is primarily due to a higher number of customer support contracts in force during the first nine months of 2005 versus the first nine months of 2004. Professional services revenue also rose to $1,625,225 for the first nine months of 2005 due to the completion of work performed under professional services engagements with higher total contract value during the nine months of 2005 over the same period of 2004.

We focus our licensing efforts on industry segments including government, financial institutions, education, healthcare, and corporations in all other industry segments. This is due, in part, to the mandates of the Federal Information Security Management Act ("FISMA"), Gramm-Leach-Bliley Act for financial services businesses ("GLB"), Health Insurance Portability and Accountability Act ("HIPAA") for healthcare, and many other government initiatives surrounding cyber security issues. The approximate percentage revenue distributed by the industry segments we target was as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Government	46%	80%	58%	85%
Financial services	17%	1%	20%	3%
Healthcare	4%	1%	4%	-
Education	-	1%	-	1%
All other, primarily corporations	33%	17%	18%	11%

The approximate percentage of total revenue from customers representing 10% or more of total revenue during the three and nine months ended September 30, 2005 and 2004, respectively, was as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Segment	2005	2004	2005	2004	Industry
Defense Information Systems Agency (“DISA”)	26%	71%	24%	41%	Government
Department of Veteran Affairs	18%	7%	27%	42%	Government
Iron Mountain	12%	-	4%	-	Corporate
MCI	10%	16%	7%	9%	Corporate

We rely on our existing customer base as a whole for a source of recurring revenue from customer support contracts in force during any quarter or calendar year. We believe that the revenue from non-government customers for the quarter and nine months ended September 30, 2005 representing approximately 54% and 42%, respectively, of total revenue demonstrates that our sales strategy for delivering compliance and policy enforcement solutions to the commercial sector is beginning to take hold. We anticipate that revenue from government agencies will continue to be focused on large purchases and high value orders, and if those orders are received we foresee that revenue from government agencies will continue to be a large portion of the future revenue composition by industry segment. In addition, revenue from Hercules is expected to be the primary source of our total license fee, customer support and services revenue. We expect that future revenue from the licensing of Hercules will be derived from multiple orders primarily from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could become a material component of total revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer for the quarters presented is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Costs of revenue
Software amortization	$593,127	$339,689	$1,598,403	$791,412
Customer support services costs	407,405	384,561	1,289,664	987,818
Professional services costs	100,783	8,825	413,917	29,028
Shipping and other costs	69,813	13,105	104,133	18,279
Total costs of revenue	$1,171,128	$746,180	$3,406,117	$1,826,537

Software Amortization

Software amortization begins at the time a new product or new version of the product is released for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Approximately $3.1 million of capitalized software costs have become amortizable since September 30, 2004 primarily due to new releases of Hercules during that period. As a result of this increase in the average balance of capitalized software costs, software amortization increased $253,438, or 75%, in the quarter ended September 30, 2005 versus the quarter ended September 30, 2004. Similarly the software amortization for the nine months ended September 30, 2005 increased $806,991 or 102%, over the nine months ended September 30, 2004 also due to higher average balances of amortizable capitalized software development costs at September 30, 2005 versus 2004. At September 30, 2005 approximately $357,000 of total capitalized software development cost related to our next release of Hercules was not yet amortizable and is expected to begin amortization after the next version of Hercules is released.

Our product development road map for the remainder of 2005 includes the development of new versions of existing products, and software updates with new features and functionality for our existing products that address security compliance standards, government mandates and interoperability with additional vulnerability assessment scanners. In addition, in June 2005, we submitted Hercules 4.0 for continuing Common Criteria certification at level EAL3 to an independent common criteria certification laboratory. The costs associated with these factors are expected to increase the amount of capitalized software development costs in future periods and when projects are completed, will increase the software amortization expense in future periods. In addition, software amortization will vary from period to period according to the timing of product releases and the amount of capitalized development costs that become amortizable upon the release of new products and versions.

The comparison of net unamortized capitalized software development costs of approximately $4.6 million to the net realizable value of the capitalized software at September 30, 2005 indicated that the unamortized capitalized software balances at September 30, 2005 did not exceed net realizable value. Accordingly, no write-down was required during the three or nine month period ended September 30, 2005. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

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

The costs of customer support services for the quarters ended September 30, 2005 and 2004 of $407,405 and $384,561 respectively include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the security engineers that write the vulnerability remedies and manage the remedy database. The increase in the customer support services costs of $22,844 or 6% in the quarter ended September 30, 2005 over the quarter ended September 30, 2004 and the increase in the customer support services costs of $301,846 or 31% during the nine months ended September 30, 2005 over the similar period ended September 30, 2004 are directly attributable to the increase in the costs associated with the personnel performing these functions and an increase in professional fees related to third party vulnerability research services. At September 30, 2005, we had 5 full time personnel assigned to the post sales customer support organization versus 4 full time employees assigned to customer support at September 30, 2004. In addition, at September 30, 2005, we employed 13 security engineers versus 17 security engineers at September 30, 2004. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

Professional Services Costs

Costs associated with professional services engagements were $100,783 and $413,917 for the third quarter and nine months ending September 30, 2005, respectively, up from $8,825 and $29,028, respectively from the same periods in 2004. These costs include the direct costs and applied overhead associated with the personnel performing the service engagements. The increase in professional services costs during the three and nine months ended September 30, 2005 is directly attributed to an increase in the number of consulting and training services engagements during those periods versus the similar periods of 2004. At end September 30, 2005, we had 8 dedicated full-time professionals providing these services versus 6 professionals providing similar services during the third quarter in 2004. In addition, to meet demand, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to professional services costs.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, and costs of third party royalties for technology embedded in Hercules. Shipping and other costs in the third quarter of 2005 also included costs related to the Hercules Security Appliance, which was not available in 2004. Shipping and other costs for the quarters ended September 30, 2005 and 2004 were $69,813 and $13,105, respectively, and were $104,133 and $18,279, respectively, for the nine months ended September 30, 2005 and 2004. The increase in costs during the three and nine months ending September 30, 2005 over 2004 was primarily due to the costs associated with third party software royalties, appliance hardware purchases and appliance warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative (“SG&A”) expenses of $4,561,246 and $5,483,405 for the quarters ended September 30, 2005 and 2004, respectively, representing a decrease of $922,159 or 17%. For the nine months ended September 30, 2005 and 2004 we incurred SG&A expense of $14,833,658 and $12,429,695, respectively, an increase of $2,403,963 or 19%. At September 30, 2005, we employed 17 quota carrying sales account executives focused on the commercial market, including 2 regional sales managers and 2 telesales representatives. The public sector is managed by one government sales manager with 4 quota carrying sales account executives covering the public sector market, and 4 quota carrying sales account executives covering the state and local government market. Supporting the sales organization are 11 pre-sales security engineers and 11 marketing and sales support personnel covering the commercial and government sectors. Business development includes 2 professionals responsible for strategic partner alliances and establishing the channel partner program for the marketing and licensing of the Hercules Security Appliance. The total of 53 professionals employed at September 30, 2005 in the sales, marketing and business development functions compares to 54 personnel in similar functions at September 30, 2004. In addition, at September 30, 2005, 17 professionals were employed in the functional areas of information technology, finance, administration and general management including our CEO and CFO, versus 14 professionals employed in those functions at September 30, 2004.

The decrease in SG&A expense for the three months ending September 30, 2005 is primarily due to lower incentive pay on lower revenue during the third quarter of 2005 versus the third quarter of 2004. As mentioned, year-over-year revenue for the quarter was down approximately $5.6 million which resulted in approximately $1.1 million less of incentive compensation expense. Professional fees, direct marketing, and general office expenses all declined during the third quarter of 2005 compared to the third quarter of 2004.

The increase in SG&A expense for the nine months ending September 30, 2005 is partially due to the increase in compensation, facilities, travel, and other expenses related to an increase in the number of personnel employed during the first nine months of 2005 over the first nine months of 2004, and also to a period-over-period increase in direct marketing expenses and professional fees. As detailed above, we employed a total of 70 professionals engaged in SG&A activities on September 30, 2005 versus 68 professionals on September 30, 2004. However, we employed approximately 70 professionals in SG&A for all of the first nine months of 2005, whereas the Company employed approximately 10 to 12 fewer professionals during most of the first nine months of 2004 and only reached 68 employees late in the third quarter of 2004 resulting in higher expenses during the nine months ended September 30, 2005 verus the nine months ended September 30, 2004.

Professional fees, direct marketing expenses, rent, and insurance costs all increased in the nine month period ended September 30, 2005 over the same period in 2004. The increase in professional fees over the first nine months of 2005 compared to the first nine months of 2004 is primarily related to legal defense costs associated with lawsuits not yet reimbursed by insurance coverage. The increase in direct marketing expenses is associated with the marketing launch of Hercules 4.0, the Hercules Security Appliance, the 2 Minute Warning internet news service and for trade shows, advertising and other lead generation activities to drive increased sales opportunities for the sales organization. Rent and insurance costs increased as a direct result of the increase in the technology infrastructure, office expansion, and additional premiums associated with increased product and professional liability coverage to meet customer insurance minimum requirements. We expect total SG&A to vary from quarter-to-quarter primarily related to variable commission expense on changes in revenue, but we do not expect any significant increases in any other individual expense category.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense. A summary of product development expense net of capitalized development costs for the three and nine months ended September 30, 2005 and 2004 are presented in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Product development expense, net of capitalized software development costs	$798,560	$396,069	$1,842,620	$1,353,169
Software development costs capitalized	399,689	879,123	2,106,507	2,654,025
Gross product development expense	$1,198,249	$1,275,192	$3,949,127	$4,007,194
Capitalized costs as a percentage of gross product development expense	33%	69%	53%	66%

Gross product development expense was approximately $1.2 million and approximately $3.9 million for the three and nine months ended September 30, 2005, respectively, compared to approximately $1.3 million and $4.0 million, respectively, for the same periods of 2004. The increase in net product development expense of $402,491 and $489,451 for the three and nine months ended September 30, 2005, respectively, versus similar periods of 2004, was primarily due to a reduction in the amount of software development costs eligible for capitalization. The capitalization rate is the percentage of capitalized costs to total gross product development costs incurred during the periods presented. The capitalization rate was 33% in the third quarter of 2005 versus 69% in the third quarter of 2004. The capitalization rate was 53% for the nine months ended September 30, 2005 versus 66% for the nine months ended September 30, 2004. The decrease in the capitalization rate is primarily due to the expensing of all costs and expenses related to the planning and analysis phase of a development project prior to the project reaching technological feasibility.

Product development expense and the capitalization rate have fluctuated historically, and may continue to fluctuate from period to period in the future, depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At September 30, 2005, we employed 34 software development and quality assurance engineers versus 39 software development and quality assurance engineers at September 30, 2004. We expect that the capitalization rate could vary between 30% and 70% of gross product development expense in any quarter or year but there can be no assurance that the capitalization rate will remain within this range.

DEPRECIATION EXPENSE

Depreciation expense, including amortization of leasehold improvements, for the three and nine months ended June 30, 2005 was $447,786 and $1,304,660, respectively compared to $163,865 and $405,383 for the similar periods of 2004. The increase in depreciation expense was due to higher average depreciable balances of property, equipment and leasehold improvements during the period ended September 30, 2005 versus the similar period ending September 30, 2004. At September 30, 2005, we had no plans for significant future capital expenditures for the remainder of 2005, therefore, we do not expect depreciation expense to increase significantly for the remainder of the year.

INTEREST EXPENSE

Interest expense, including the amortization of debt issue costs, was $67,526 for the quarter ended September 30, 2005 versus $17,343 for the quarter ended September 30, 2004, representing an increase of $50,183. Interest expense for the quarter ended September 30, 2005 was primarily related to the interest on approximately $3.1 million of long-term debt outstanding. At September 30, 2004, there was approximately $798,000 of long-term debt outstanding including $292,000 classified as current. Interest expense for the nine months ending September 20, 2005 was $191,521 versus $28,712 for the nine months ending September 30, 2004. Interest expense for the nine months ending September 30, 2005 was also the result of higher long-term debt balances outstanding. The effect of interest rate increases during the three and nine months ended September 30, 2005 were not considered significant.

INTEREST INCOME

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the three and nine months ended September 30, 2005 was $18,030 and $65,155, respectively, compared to $29,390 and $87,494 for the similar periods of 2004. The decrease in interest income is primarily due to lower average balances of invested cash.

PREFERRED STOCK DIVIDENDS AND OTHER NON CASH ITEMS INCLUDED IN NET INCOME (LOSS) TO COMMON SHAREHOLDERS

The accompanying unaudited statements of operations present preferred stock dividends, the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Series A”) and the non-cash fair value adjustments related to the modifications to the terms of the Series A as adjustments to the net income (loss) so as to arrive at net income (loss) to common shareholders.

During the nine months ended September 30, 2005, Citadel and Satellite entered into an Exchange Agreement where Citadel agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock (the "Series A Warrants") for new warrants (the "Exchange Warrants") to purchase 1.2 million shares of common stock at an initial exercise price of $1.75 per share. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800 for the nine months ended September 30, 2005.

At the shareholders meeting in July 2005 the shareholders approved the modifications to the terms of the Series A Preferred Stock which included waiving of the dividend payments effective on May 9, 2005. The estimated fair value of the benefit related to the waived dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common shareholders for the three and nine months ended September 30, 2005. Through May 9, 2005 the Series A Preferred Stock accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. During the three months ended September 30, 2005 no dividends were accrued. For the nine months ended September 30, 2005 we accrued $268,750 of dividends which are shown as an increase to the loss to common shareholders. No dividends accrue on the Series B Preferred Stock. During the three and nine month periods ending Sept 30, 2004, we accrued  dividends of $187,500 and $477,440, respectively, as increases to the losses to common shareholders.

At the shareholders meeting in July 2005 the shareholders also approved an amendment to the Certificate of Designations of the Series A Preferred Stock to reduce the conversion price from $5 to $3. The fair value of the Series A Preferred Stock immediately prior to the conversion price change (i.e., as of July 26, 2005) was estimated using a Black-Scholes options pricing model and compared to the fair value of the Series A Preferred Stock immediately following the approval of the conversion price change (i.e., as of July 27, 2005), resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders of $1,064,000 for the three and nine months ended September 30, 2005.

The Series A Preferred Stock was issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Preferred Stock and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Preferred Stock was approximately $985,000 which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the three and nine months ended September 30, 2005 $18,061 and $141,145, respectively of the beneficial conversion feature has been accreted to loss to common shareholders.

At September 30, 2005 the Company determined that the beneficial conversion feature no longer exists due to the relationship between the new preferred conversion price ($3/common share) and Citadel’s stock price; thus, the Company reversed the unaccreted balance of the conversion feature of $628,107, resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders for the three and nine months ended September 30, 2005. For the three and nine month periods ended September 30, 2004, accretion related to the beneficial conversion feature was $61,542 and $153,855, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 we had cash and cash equivalents of approximately $598,000 and stockholders equity of approximately $2.8 million. On May 9, 2005, we entered into agreements with funds affiliated with Satellite Asset Management ("Satellite") related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), convertible into approximately 7.1 million shares of our common stock at the initial conversion price of $1.55, and Warrants ("Warrants") to purchase approximately 2.8 million shares of our common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, we and Satellite entered into an Exchange Agreement where we agreed to exchange warrants to purchase 1.2 million shares of our common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock with an exercise price of $5.15 per shares for new warrants (the "Exchange Warrants") to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, we closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Warrants to purchase approximately 1.8 million shares of our common stock. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes. In addition, 1 million shares of the Exchange Warrants became immediately exercisable and the remaining 200,000 Exchange Warrants became exercisable upon share holder approval in July 2005.

We had a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at our annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price. The registration statement became effective in September 2005, however, the minimum bid requirement was not met and the option expired. Pursuant to the requirements of the put option, Citadel issued 1 million warrants to the investor in September 2005.

During the first nine months of 2005, we entered into four amendments (the “Amendments”) to the Loan and Security Agreement with Comerica Bank (“Comerica”). We and Comerica agreed to modify the existing financial covenants to require us to maintain its minimum cash balance at $1,000,000 and eliminate the liquidity ratio test and EBITDA requirements. Per the Amendments, our minimum cash balance at $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which Citadel raises additional equity capital or (ii) September 30, 2005.  Following October 1, 2005, Citadel would have been required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, our monthly payments on one tranche of our loans from Comerica would increase from $22,727.27 plus interest, to $72,727.27 per month. The Amendments also provided for an additional revolving credit line of up to $750,000 based on a borrowing base of up to 80% of our eligible accounts receivable. The loan would bear interest at Comerica’s prime rate plus 1.75% and has a maturity date of September 30, 2005. On September 15, 2005, we borrowed $750,000 pursuant to the additional revolving credit line bringing the total principal amounts due to Comerica Bank to approximately $3.1 million. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Loan Agreement (as amended).

In October 2005, Citadel and Lawrence Lacerte (“Lacerte”), a related party, entered into a Loan and Security Agreement and Intellectual Property Security Agreement. Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and interest payable at 12%. The proceeds of the loan were used to retire the aforementioned notes payable to Comerica Bank of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement between the Company and Comerica terminated, including all debt covenants. Satellite agreed to permit Citadel to issue this senior security to Lacerte in consideration for a reduction in the exercise price of their warrants to purchase 4.0 million shares of common stock from $1.75 per share to $1.56 per share.

In October 2005, we also entered into a Factoring Agreement and related agreements (the “Agreements”) with Allied Capital Partners, L.P. (“Allied”) whereby the Company will offer to Allied certain accounts receivable (“accounts”) and, if Allied chooses to accept the accounts, Allied will factor the accounts and pay to Citadel a discounted amount of the face value of the accounts according to terms and conditions specified in the Factoring Agreement. The Agreement has a one year term, renewable for another one year term at least 30 days prior to the expiration of the first one-year term. On November 1, 2005, Allied advanced the Company $740,812 to purchase five accounts with a total face value of approximately $909,000. The Company retains the right to sell more accounts to Allied during the term of the Agreement subject to Allied’s acceptance of other existing accounts and/or new accounts which may be generated.

Cash Used in Operating Activities

The net cash used in operating activities was $12,066,004 for the nine months ended September 30, 2005. The net loss of $14,886,354 was adjusted for non-cash charges of $2,980,448 and a net decrease to cash for changes in operating assets and liabilities of $160,098. Non-cash charges include depreciation and software amortization of $2,903,064, amortization of deferred debt issue costs of $21,299, $46,500 of stock compensation expense issued to a director and $88,000 of stock compensation expense paid in lieu of cash to a vendor. Non-cash charges were net of a $78,415 credit related to the amortization of a tenant incentive recorded as deferred rent. Operating assets increased $1,006,919 primarily due to a $1,224,370 increase in accounts receivable partially offset by a decrease in prepaid expenses related to the recognition of deferred commission expense. A total increase of $450,675 in accounts payable, accrued compensation and payroll taxes combined was related to payments of commissions and payroll taxes. The remaining change in operating liabilities relates to a deferred revenue increase of $396,146.

The net cash used in operating activities was $4,278,119 for the nine months ended September 30, 2004. The net loss of $2,406,705 was adjusted for non cash charges of $1,337,328 and a net decrease to cash for changes in operating assets and liabilities of $3,208,742. Non-cash charges include depreciation and amortization of $1,196,795, provision for returns, allowances and bad debts of $130,500 and the amortization of debt issuance costs of $10,033. Operating assets resulted in a decrease in cash of $7,012,181 primarily due to a $6,074,297 increase in accounts receivables resulting from higher revenue during the nine months ended September 30, 2004 versus the same period in 2003 and $937,884 increases in prepaid expenses and other assets related to insurance renewals, software maintenance costs for internally used applications, deposits and prepaid marketing costs. This increase was partially offset by increases in accounts payable, accrued compensation and payroll taxes of $3,292,472 related to the higher spending activity of a larger employee population and the capital expenditures associated with office expansion. The remaining change in operating liabilities relates to the deferred revenue increase of $510,967 resulting from an increase in deferred maintenance and services revenue of $2,220,967 related to a higher level of post sale customer support and professional services contracts in force at September 30, 2004 and offset by the reversal of $1,710,000 million related to the deferred revenue associated with a December 2003 product shipment to a systems integrator. Total deferred revenue at September 30, 2004 was $3,316,162, all of which relates to customer support and services contracts deferred revenue.

Cash Used in Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2005 were $3,397,503, representing $1,290,997 for purchases of computer equipment and software licenses and improvements to our information technology infrastructure completed during the period plus $2,106,506 of additions to capitalized software development costs.

Cash flows used in investing activities during the nine months ended September 30, 2004 were $5,860,073, representing $3,206,048 for purchases of information technology equipment, software and furniture to support our growth in personnel and the Dallas office expansion which began in the third quarter of 2004 and $2,654,025 of additions to capitalized software development costs related to the Hercules product development costs.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2005 were $6,223,056 and was primarily due to proceeds from the preferred stock transaction in May 2005. On May 9, 2005, in return for net proceeds of $6,902,396 (net of transaction fees of $97,604), we completed the issuance of 7,000 shares of Series B Convertible Preferred Stock (convertible into 4.5 million shares of common stock at the initial conversion price of $1.55 per share) with warrants to purchase approximately 1.8 million shares of common stock. This transaction was part of an $11.0 million private placement agreement that we entered into with Satellite, consisting of up to 11,000 shares of Series B Convertible Preferred Stock convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and warrants to purchase approximately 2.8 million shares of our common stock at an initial price of $1.75 per share. This amount included a put option to sell Satellite up to an additional $4.0 million of Series B Shares (convertible into approximately 2.6 million common shares), which has expired, and warrants to purchase approximately 1.0 million shares of our common stock at an exercise price of $1.75 per share, which were issued and the exercise price reduced to $1.56.

During the nine months ending September 30, 2005, we repaid $984,090 of long term debt and borrowed an additional $750,000. In addition, we also received $16,000 from the exercise of employee stock options and paid $456,250 of preferred dividends to Satellite. As a result of the approval of the Series B transaction by the shareholders at the July 2005 annual shareholders meeting, the dividend on the Series A Preferred Stock was waived beginning on May 9, 2005. In July 2005, we made a final Series A Preferred Stock dividend payment of $81,250.

Cash flows provided by financing activities for the nine months ended September 30, 2004 were $14,661,722 and were primarily due to the proceeds from the preferred stock transaction in February 2004. On February 10, 2004, in return for net proceeds of $13,797,283, we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) with warrants to purchase 1,200,000 shares of common stock. Preferred dividends of $289,940 were paid during the nine months ended September 30, 2004. At September 30, 2004, we had accrued preferred dividends of $187,500 which were subsequently paid on October 1, 2004. In addition to the proceeds received from the issuance of preferred stock, we received $183,552 from the exercise of employee stock options, $216,549 from the exercise of warrants, spent $26,396 in debt issuance costs, and repaid $16,903 of advances made to the Company by our CEO. We also borrowed $797,576 on the bank lines of credit during the nine months ended September 30, 2004.

As a result of the aforementioned factors, cash and cash equivalents decreased $9,240,451 during the nine months ended September 30, 2005, versus an increase of $4,523,530 for the nine months ended September 30, 2004.

CONTRACTUAL OBLIGATIONS

At September 30, 2005 we have outstanding debt of approximately $3.1 million, all of which is classified as long term debt as the Comerica debt was refinanced subsequent to September 30, 2005 with a related party. At September 30, 2005 we also had commitments under open purchase orders for inventory, equipment, software, common criteria certification testing and third party royalty obligations of approximately $800,000.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At September 30, 2005, we had cash and cash equivalents of approximately $598 thousand and stockholders equity of approximately $2.8 million. On May 9, 2005, we received net proceeds of $6.9 million from the issuance of 7,000 shares of convertible and preferred stock. In addition, warrants for 2,838,710 shares of common stock, as well as 1.2 million exchange warrants for shares of common stock, were issued with an exercise price of $1.75 per share.

We have had a history of annual operating losses and have reported a net loss to common shareholders in the nine months ended September 30, 2005 of approximately $15 million. If the operating losses continue, we may be required, or could elect, to seek additional funding. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock and loans may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations, debt or equity financings and any credit facilities we may arrange.

During the first nine months of 2005, we entered into four amendments (the “Amendments”) to the Loan and Security Agreement with Comerica Bank (“Comerica”). We and Comerica agreed to modify the existing financial covenants to require us to maintain its minimum cash balance at $1,000,000 and eliminate the liquidity ratio test and EBITDA requirements. Per the Amendments, our minimum cash balance at $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which Citadel raises additional equity capital or (ii) September 30, 2005.  Following October 1, 2005, Citadel would have been required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, our monthly payments on one tranche of our loans from Comerica would increase from $22,727.27 plus interest, to $72,727.27 per month. The Amendments also provided for an additional revolving credit line of up to $750,000 based on a borrowing base of up to 80% of our eligible accounts receivable. The loan would bear interest at Comerica’s prime rate plus 1.75% and has a maturity date of September 30, 2005. On September 15, 2005, we borrowed $750,000 pursuant to the additional revolving credit line bringing the total principal amounts due to Comerica Bank to approximately $3.1 million. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Loan Agreement (as amended).

In October 2005, Citadel and Lawrence Lacerte (“Lacerte”) entered into a Loan and Security Agreement and Intellectual Property Security Agreement. Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and interest payable at 12%. The loan is secured by a pledge of all our assets except accounts receivable. The proceeds of the loan were used to retire the aforementioned notes payable to Comerica Bank of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement between the Company and Comerica terminated, including all debt covenants. Satellite agreed to permit Citadel to issue this senior security to Lacerte in consideration for a reduction in the exercise price of their warrants from $1.75 per share to $1.56 per share.

In October 2005, we also entered into a Factoring Agreement and related agreements (the “Agreements”) with Allied Capital Partners, L.P. (“Allied”) whereby the Company will offer to Allied certain accounts receivable (“accounts”) and, if Allied chooses to accept the accounts, Allied will factor the accounts and pay to Citadel a discounted amount of the face value of the accounts according to terms and conditions specified in the Factoring Agreement. The Agreement has a one year term, renewable for another one year term at least 30 days prior to the expiration of the first one-year term. On November 1, 2005, Allied advanced the Company $740,812 to purchase five accounts with a total face value of approximately $909,000. The Company retains the right to sell more accounts to Allied during the term of the Agreement subject to Allied’s acceptance of other existing accounts and/or new accounts which may be generated.

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

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 9,571,000 shares of common stock and warrants to issue 4,336,641 shares of common stock were outstanding as of September 30, 2005. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

OUR CONVERTIBLE PREFERRED STOCK AND DEBT MAY ADVERSELY IMPACT CITADEL AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON CITADEL.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”) and shares of Series B Convertible Preferred Stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, if any, and the Series B Preferred has a liquidation preference n the amount of $7 million which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Preferred Stock in certain circumstances, including Citadel’s failure to deliver shares of common stock to the holder of the Preferred Stock in connection with the conversion of the shares of Preferred Stock or a change in control of Citadel, and upon maturity in the event our stock is not traded on the New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market. Citadel has also agreed not to issue securities senior to or on a par with the Preferred Stock (other than the Lacerte facility) while the Preferred Stock is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business.

The terms of the Agreement with Lacerte include that interest is payable each quarter with the principal balance due at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable.

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

On June 23, 2005, we received a letter from The Nasdaq Stock Market (the "Notice") notifying us that for the 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4310(c)(4). The Notice further stated that we have been provided 180 calendar days, or until December 20, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of our common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 20, 2005. If by December 20, 2005 we have not regained compliance with the minimum bid price requirement, we may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided we meet The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time. If we are not eligible for an additional compliance period at December 20, 2005, the Nasdaq will provide written notification to us that our securities will be delisted. At that time, we may appeal the Nasdaq's determination to delist the securities to a Nasdaq Listing Qualifications Panel. If our securities are delisted from the Nasdaq SmallCap Market, the market for our securities would be impaired and our stock price may decline. In addition, it would be more difficult for us to raise additional funds and we may be required to redeem our preferred stock for cash at maturity, which could have a material adverse effect on our financial condition.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been recorded at September 30, 2005. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller’s future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2005. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel.  On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action, which motion is pending before the Court. We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

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

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economo, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described above. The ultimate outcome is not currently predictable.

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

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash in excess of operating funds has been invested in a money market fund. For the quarter ended September 30, 2005, we had interest income of approximately $18,030 earned on the funds invested in the money market account.

Interest rates on our bank debt fluctuate with the bank's prime lending rate which was 6.75% at September 30, 2005. Interest expense for the quarter ended September 30, 2005 was $67,526.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action, which motion is pending before the Court.  We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

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

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described above. The ultimate outcome is not currently predictable.

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

At Citadel Security Software Inc.'s Annual Stockholders’ Meeting on July 27, 2005, stockholders elected a class 1 director, approved various amendments related to the Series A and Series B Convertible Preferred Stock issues, and ratified the selection of our independent auditors.

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes
Proposal 1: Elect one member of Board of Directors as a class 1 director for a term expiring at the 2008 shareholders meting. Chris A. Economou	26,788,680		495,412

Proposal 2: Approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 100 million shares	15,600,407	1,113,699	111,384	10,458,602

Proposal 3: Approve amendments to reduce the conversion price of the Series A Convertible Preferred Stock from $5.00 to $3.00; and remove the 5% dividend preference of the Series A Preferred Stock	16,074,658	692,165	58,667	10,458,602

Proposal 4: Approve the Company’s private placement and issuance of the Series B Convertible Preferred Stock and associated Warrants	15,719,422	1,001,199	104,869	10,458,602

Proposal 5: Approve the issuance of the Common Stock issuable upon conversion of the Series A Convertible Preferred Stock	15,723,262	987,563	114,665	10,458,602

Proposal 6: Ratify the appointment of KBA Group LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005	26,931,986	303,398	48,708	0

ITEM 6 -	EXHIBITS

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

Date: November 14, 2005

By: /s/ STEVEN B. SOLOMON
Steven B. Solomon,
President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer)

By: /s/ RICHARD CONNELLY
Richard Connelly,
Chief Financial Officer
(Duly Authorized Signatory and Principal Accounting and Financial Officer)