Form 10-K
period 2005-12-31
CITADEL SECURITY SOFTWARE INC
filed 2006-03-28
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $14,159,126. As of March 24, 2006, there were 30,518,230 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within one hundred and twenty (120) days following the registrant’s fiscal year end, or on or before April 30, 2006.

CITADEL SECURITY SOFTWARE INC.
FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2005

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Citadel Security Software Inc. (“Citadel” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which Citadel has derived from the information currently available to it. In addition, from time to time, Citadel or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Citadel’s filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of Citadel's executive officers. For each of these forward-looking statements, Citadel claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Citadel’s future performance, including but not limited to:

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

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Citadel:

•	the uncertainty of general business and economic conditions, including the potential for a slowdown in business and governmental expenditures on information technology and software;
•	the impact of competition, both expected and unexpected;
•	adverse developments, outcomes and expenses in legal proceedings;
•	the risk that underlying assumptions or expectations related to the spin-off from our former parent company prove to be inaccurate or unrealized;
•	our potential need for additional funds, and the difficulties we may face in obtaining such funds;
•
the Company’s inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth across the business segments; and

•	those described under Risk Factors included in Item 1A of this document.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to Citadel on the date of this Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Report on Form 10-K and other statements made from time to time by Citadel or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Citadel including without limitation those discussed elsewhere in this Form 10-K under the heading Risk Factors as well as those discussed elsewhere in this Form 10-K, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, Citadel is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-K and in other statements made from time-to-time by Citadel or its representatives might not occur.

“Citadel,” the "Company," “we,” “us,” and “our” refer to Citadel Security Software Inc. Hercules®, AssetGuard™, ConnectGuard™, Secure PC™ and NetOFF™ are trademarks or registered trademarks of Citadel Security Software Inc. Other trademarks that may be mentioned in this Form 10-K are intellectual property of their respective owners.

ITEM 1.  BUSINESS

OVERVIEW

Citadel provides enterprise vulnerability management and policy compliance and enforcement software solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions under the Hercules® brand name powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. In February 2006, Citadel received a patent on its Hercules automated vulnerability management solution. In addition, Hercules 4.0 is available in two formats, as traditional enterprise software or as software pre-installed on a hardware appliance. With Citadel's solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation. Vulnerabilities are one of the fastest growing threats to enterprise network security, and since its inception in 1996, Citadel has been developing software products and services to mitigate the risk of security vulnerabilities.

The Company's security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a stand alone company. The Company is a Delaware corporation headquartered in Dallas, Texas with an additional office in Reston, Virginia. On April 30, 2004 the Company’s stock moved from the OTC Bulletin Board to the NASDAQ Capital Market and trades under the symbol "CDSS". Citadel’s website can be found at www.citadel.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our Investor Relations web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 450 Fifth Street, NW, Room 1300, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

SECURITY SOFTWARE MARKET

The market for software and hardware security technology has many players and many products that secure networks systems from attack, accident or failure from outside and inside influences. We are actively engaged in the vulnerability management market and more specifically, in the “policy administration, compliance and enforcement” and “automated vulnerability remediation” markets. Hercules has been positioned in the heart of the vulnerability management market, specifically automated vulnerability remediation. Hercules also crosses over into policy compliance and enforcement.

We believe that the market drivers are in part driven by mandates, liability concerns and the increase in network security breaches. Examples of each are as follows:

•
The audit community is addressing the implementation of the Sarbanes-Oxley Act and related regulations, as well as the related liability issues. We believe that both the internal and external audit community have begun to take the position that a key part of certifying the integrity of financial statements is the examination of the IT infrastructure and accompanying security practices that are the basis of the protection of the data and systems that produce the financial statements.

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

•
A renewed focus on privacy issues being brought to a higher public profile by more the frequent announcements of data loss or systems compromise to unauthorized access. California bill SB1386 requires that a person or business that conducts business in California, that owns or licenses computerized data that includes personal information to publicly disclose any breach of the security of the data to any resident of California whose unencrypted personal information was, or is reasonably believed to have been, acquired by an unauthorized person. Other states are proposing similar laws.

We see the security market being driven by the following prime factors:

•
Existing and potential legislation and mandates are requiring enhanced IT security in government and industry. These mandates are expected to drive organizations to look at the potential liability and potential loss created by insecure networks.

•
Vulnerabilities are growing in number, scope and breadth of device coverage; exploits of vulnerabilities by worms, viruses, backdoors and other malware are becoming more malicious in nature resulting in potentially more severe and widespread damage; and the time between the identification of a vulnerability and its exploit is shrinking from months to weeks or days; and

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

•
Sarbanes-Oxley Act of 2002 - Section 404 of the act requires that auditors of public companies assess the effectiveness of management’s assessment of internal controls including security controls against loss of data or unauthorized access to data.

Each of these directives places an emphasis on securing systems, personal data and financial information from intentional or unintentional unauthorized access.

VULNERABILITIES

A vulnerability is any weakness in systems configuration, systems services or software code that may be exploited thereby allowing the running of a malicious code or the unauthorized access by an individual to obtain information or do damage to an organization’s computing environment. We classify vulnerabilities into five classes: unnecessary services, mis-configurations, backdoors, unsecure accounts and software defects. Vulnerabilities are proliferating rapidly in number, sophistication and scope of coverage. CERT/CC® at Carnegie Mellon University’s Software Engineering Institute (http://www.cert.org) has identified over 22,700 unique vulnerabilities since 1995 that negatively affect computer systems. Vulnerabilities are the targets of such well publicized malicious code as MyDoom, SQL Slammer, Blaster, Nimda, Code Red and Sasser. These worms look for vulnerabilities to exploit in networked systems in order to do damage.

In addition, the scope or breadth of coverage of vulnerabilities is also growing as the number of internet connected devices continues to rise. A January 2006 Internet Domain Survey published by the Internet Software Consortium (http://www.isc.org) reports that the number of named internet protocol (“IP”) addresses is approximately 395,000,000. This is up approximately 77 million IP addresses from a year earlier survey, opening up more pathways to systems that have unremediated vulnerabilities.

Implement Best Practices

We believe that the risk of exploitation and the associated cost of a potential attack, can be mitigated through the implementation of best practices including proactive vulnerability management including hardening systems, implementation of security policies, frequent assessment of the security posture, automated remediation of identified vulnerabilities, and routine and frequent monitoring of compliance with the organization’s predefined security policies. The best practice of proactive vulnerability management is the process of independent assessment, compliance validation, reporting of non-compliance and then an independent remediation of vulnerabilities found in computer systems and networks. We believe that these steps are the cornerstone requirements of vulnerability management capabilities. The strength of sound vulnerability management best practices is the timely remediation of the vulnerabilities and then the ongoing monitoring of compliance with established security policies. Identifying, reporting and then managing vulnerabilities in any system without proactive remediation and compliance monitoring processes leaves that system as vulnerable to attack, accident or failure, just as if no risk assessment had been performed. Also, independent assessment and independent remediation functions provide information assurance due to the separation of the two duties.

In order to ensure the highest level of security (as it relates to vulnerability remediation) with the least amount of interruption, we recommend adherence to best practices policy outlined below:

•
Identify Devices - Administrators should use an assessment tool or network mapping software that can scan all networks (and sub-networks) to determine used TCP/IP addresses and the associated devices connected to them. Administrators should also determine which systems are most critical to prioritize and protect.

•
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

•
Review Vulnerabilities - Once the vulnerability assessment data has been imported into Hercules, the administrator should review the vulnerabilities and the remediation steps that Hercules will take to resolve the vulnerability prior to approving the remediation.

•	Remediate Vulnerabilities - Once the vulnerabilities have been reviewed, each device, or group of devices, can be selected and scheduled for remediation.
•
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

INNOVATIVE SOLUTIONS REPLACE INEFFICIENT PROCESSES

The 2004 E-Crime Watch survey conducted by CERT/CC® noted that the most common technologies deployed to combat e-crimes are firewalls (used by 98% of respondents), followed by physical security systems (94%) and manual patch management (91%). Ranking the effectiveness of various technologies, firewalls were considered most effective (71%), followed by encryption of critical data in transit (63%) and encryption of critical data in storage (56%). Manual patch management, the third most common technology in use, was rated as the single least effective technology (23%). Among policies and procedures, conducting regular security audits was listed as the most effective method (51%), and recording or reviewing employee phone conversations is listed as one of the least effective (26%).

The manual patch management process was reported by the survey respondents as “the least effective technology”. Citadel’s solutions were designed and developed to go far beyond the automation of the manual patch management process and in addition to patching, address the remediation of vulnerabilities that are directly related to an organization’s security policies, often associated with the other four classes of vulnerabilities: unnecessary services, mis-configurations, backdoors, unsecure accounts, as well as patch management. Our solutions address the maintenance of an organization’s security configuration posture to proactively protect its information technology infrastructure through the implementation of best security practices.

POLICY ADMINISTRATION/COMPLIANCE

The policy administration and compliance market is a mature market with many players including Symantec, Microsoft and Computer Associates, to name a few. This market has grown around the need for organizations to control access to desktop and system settings, thereby reducing costs associated with downtime and reconfiguration of systems, and the need to control unauthorized access, whether internal or external to the company, of confidential information thereby meeting organizational or mandated security and privacy requirements. Healthcare, Financial Services, Education and eCommerce are just a few of the industries that require tools to protect private information and to restrict user access to system settings that can cause down time and require extensive cost and time to repair.

OUR PRODUCTS

HERCULES

The Hercules 4.0 Enterprise Vulnerability Management Suite is a comprehensive solution for vulnerability management, security compliance and automated remediation and consists of the following components:

•	Compliance Manager for compliance audit and enforcement,
•	Remediation Manager for vulnerability remediation,
•	Patch Manager for comprehensive automated patch management,
•	AssetGuard for asset inventory and security risk assessment,
•	ConnectGuard for endpoint security and
•	Enterprise Reporting Manager for enterprise-wide reporting.

Hercules reduces vulnerability remediation time from months to minutes, using the world’s largest library of over 25,000 proven remedies (as of March 18, 2006). Hercules supports remediation on multiple operating systems, including Microsoft Windows, UNIX, Linux and Mac OS X; is certified on Windows 2000 and 2003; and we believe that it is the only remediation solution that has achieved Common Criteria Certification, Evaluation Assurance Level 3 ("EAL 3"). In addition, Hercules is Open Vulnerability Assessment Language (OVAL) and Common Vulnerabilities and Exposures (CVE) compliant.

Compliance Manager

Compliance Manager provides network security policy audit and compliance management capability in one integrated solution. Compliance Manager contains automated processes to identify workstations and servers in a network, creates an inventory of the hardware, software and services on the identified devices, and then executes a compliance audit on those devices by comparing device level security settings against the expected security policy for those networked assets. In addition, Compliance Manager ships with pre-defined policy templates with configuration guidelines established by security bodies that address the requirements of government legislation and industry standards, such as the Sarbanes-Oxley Act and the Gramm Leach Bliley Act. The templates provide systems administrators with an out-of-the-box capability to perform a compliance audit to determine whether vulnerabilities exist on the networked devices as well as reporting on the compliance status of those devices.

Remediation Manager

Remediation Manager automates the processes for removing vulnerabilities and enforcing security policy compliance. This software solution manages many aspects of compliance enforcement and automated vulnerability remediation, including execution of compliance audits (in conjunction with Compliance Manager), the remediation of discovered vulnerabilities and the enforcement of IT security policies. Remediation Manager automatically coordinates the remediation technologies and processes needed to reduce the systems risk created by each major class of vulnerability, and offers role-based security, detailed reports, and a dashboard visualization of remediation activities.

Patch Manager

Hercules automatically acquires and manages patches from third-party, independent software vendors (ISVs) and provides remedies to correctly install the patch. Remedies are a series of actions, which may include one or more patches, taking into account patch inter-dependencies, pre-install requirements, and conflict resolution. The Citadel Security Group thoroughly tests the Hercules patch remedies to ensure fast and accurate patch application. The key benefits of the Hercules patch management solution are its easy-to-use interface, centralized agent management, a large patch remedy repository, automated remediation, and detailed reporting. In addition to providing comprehensive patch management solutions for multiple operating systems, including Microsoft Windows, AIX, HP-UX, Solaris, Linux and Mac OS X, Hercules also provides patches for many applications such as Microsoft Office, Internet Explorer, Front Page, SQL Server, anti-virus products from Symantec and McAfee, and UNIX applications such as Apache and OpenSSL.

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

By comparing inventory data from a baseline to a current or historical snapshot, AssetGuard enables security administrators to identify changes to hardware, software or services running on network connected devices that might impact the security of the network. AssetGuard leverages comprehensive device information to provide a strategic advantage when responding to critical IT security vulnerabilities. AssetGuard mitigates the immediate threat of a newly emerging vulnerability by targeting only those devices that need remediation or security configuration changes to meet security configuration policies. The solution also calculates the overall risk rating for each device based upon the technical asset value and business impact assigned by the user. By understanding a network’s compliance status with security policies coupled with its risk rating, IT management can make informed decisions about what actions, if any, to take to improve system security.

ConnectGuard

ConnectGuard provides endpoint security by quarantining remote and local machines before allowing them to reconnect to the network, checking for security policy compliance, and applying remedies to out of compliance machines before releasing the quarantine and allowing network access. This network access control solution prevents infected devices from gaining access to the network, ConnectGuard provides the ability to defend against recurring cyber threats, and provide a more secure environment as devices disconnect and reconnect to the network.

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

Hercules Security Appliance

We released for shipment a new security appliance product powered by Hercules was released for shipment in June 2005. The Hercules Security Appliance is an all-in-one rack-mountable appliance that offers our full suite of proven vulnerability management solutions. The Security Appliance includes Hercules Compliance Manager and Hercules Remediation Manager pre-configured and ready to install in any sized organization. With the Security Appliance, organizations can immediately receive the benefit of enterprise-class security compliance and enforcement, along with vulnerability assessment and remediation with minimal implementation requirements.

The Hercules Security Appliance is comprised of the same components as the enterprise software version including Compliance Manager, Remediation Manager, AssetGuard, and ConnectGuard. Each component may be licensed individually or in the aggregate however, Compliance Manager is required to operate Remediation Manager. Enterprise Reporting Manager is also available as an add-on component.

Hercules Operating Features

Full Control and Automated Flexibility

Hercules allows users full control over the vulnerability remediation process, enabling efficient aggregation, prioritization and resolution of vulnerabilities across a network. Administrators maintain complete control over scheduling remediation, selecting when and which vulnerabilities to be resolved or if desired, remediate on demand. We believe that the ever growing number of vulnerabilities, the increase in the maliciousness of the attacking code and the potential liability from an attack, now requires a twenty-four hour commitment to security management in order to mitigate the risk of data and financial loss. Hercules replaces the time consuming process of patch and security configuration often performed manually, one device at a time. In some cases, customers have used point solutions for patch management or software distribution tools to deploy scripts. However, neither of these tools were designed to be a comprehensive vulnerability management solution that address all five classes of vulnerabilities and access to a library of more than 25,000 tested remedies (as of March 18, 2006).

Interoperability

Hercules is interoperable with industry leading vulnerability assessment tools (“Scanners”) including Foundstone® FoundScan Engine™, Harris STAT® Scanner, ISS Internet Scanner®, ISS System Scanner®, ISS SiteProtector®, Microsoft® MBSA, Nessus Scanner, NextaniS SecureScout SP™, Qualys QualysGuard™ Scanner, eEye Retina® Digital Security Scanner, Saint Corp. SAINT® Scanning Engine, Tenable NeWT and nCircle IP360™. The independency of the scanner and Hercules remediation provides a level of information assurance that is typically attained from a separation of duties. We believe that interoperability with multiple scanners gives Hercules distinct advantages over other solutions, including:

•	Hercules allows customers to leverage their existing investment in the vulnerability assessment tools already in use.
•	Customers have the option to add scanners for redundancy or to meet specific needs of internal controls and corporate or government mandates.
•	Interoperability with multiple scanners provides for the separation of duties - independent assessment followed by independent remediation.
•	Scan data from multiple scanners can be aggregated and correlated to specific devices or groups of devices. Remediation can then be scheduled based on the customer’s priority.

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

Systems configuration management and software distribution solutions were not designed as security solutions and therefore do not address vulnerabilities without a programmer writing scripts for each remediation. This takes time and personnel resources away from network operations. Alternatively, a customer using Hercules does not need to write the remedies to remove a vulnerability. Hercules has a repository of over 25,000 remediation actions (as of March 18, 2006) that have been thoroughly tested and are available to Hercules customers under the support services agreement offered by Citadel.

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

Architecture and Ease of Use

Hercules utilizes a 3-tier architecture to manage and control the remediation process. To illustrate the 3-tiers we will use the traditional bottoms up approach discussed above. The first step is for the assessment to take place utilizing any of the supported scanners. Scan data from the vulnerability assessment tools is then imported into the Hercules Server. Next, the systems administrator, or SA will execute an updated via V-Flash, our automated delivery mechanism, to access, via the Internet, the latest remedies retained in the secured V-Flash server that are continually updated by a team of Citadel security engineers. The secured V-Flash server contains the remedies that are then matched to the vulnerabilities identified by the scanners. During the V-Flash update, the customer also downloads new vendor patches from the vendor sites for storage on the customer’s server. Each patch is downloaded only once and stored for remedial action on the Hercules server thereby reducing the time for deploying a patch. Using the Hercules console, the SA will follow best practices and select the vulnerabilities to be remediated. The SA may remediate all or only selected vulnerabilities. Our vulnerability management best practices recommend that vulnerabilities be selected in groups and scheduled for remediation. This best practice allows the SA to manage the process to suit time requirements, system availability and to prioritize the remedy of the vulnerabilities that are of high priority as may be determined by the SA.

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

When new vulnerabilities are identified the our team of security engineers known as the Remediation Security Group, researches the possible solutions and writes a remedy for the identified vulnerability. The remedy is then tested before it is made available to our customers. Using V-Flash, our automated delivery mechanism, the customer can download the new remedies through the Hercules server to provide their networks access to the latest source of remedies available. In addition to delivering new remedies, our Remediation Security Group also continually monitors and updates research information and URL links for patches and related content to ensure that all links and research material are timely and relevant.

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

Recognizing that CC certification was required for defense department agencies to purchase IT security products, Hercules was registered for Common Criteria evaluation in March 2003. Products undergoing Common Criteria testing are required to have an independent lab certify the product. The testing is done according to strict criteria and designated an evaluation assurance level (“EAL”). The Hercules product achieved EAL 3 certification through Electronic Warfare Associates - Canada, Ltd ("EWA") on March 1, 2004. Citadel has a continuous maintenance program with EWA to ensure future updates and revisions are reviewed and re-evaluated as needed. There are no current plans to seek a higher level of compliance; however, as major versions of the product are released in the future we will consider the need to increase the level of compliance which is appropriate to the then current installed base.

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

Hercules achieved certification for installation on Windows Server 2000 and 2003 Standard Editions to support remediation of those environments. This certification demonstrates to customers that Hercules provides the highest levels of reliability running on Windows and automating the mitigation of vulnerabilities identified on the Windows family of products. In addition, Citadel attained Microsoft Gold Certification Partnership status demonstrating Citadel’s competence on the latest Microsoft technologies and a commitment to delivering high quality solutions for the Windows platform. The Microsoft Gold Certified Partner Program was established to identify Microsoft Certified Partners who have proven their commitment and expertise in building or delivering solutions based on Microsoft technologies. By becoming a Gold Certified Partner, we demonstrated our expertise in the remediation of Windows platforms and believe we will now be able to leverage Microsoft’s referral program to customers looking for a complete vulnerability remediation solution.

Product Pricing

With the release of Hercules 4.0 in June 2005 we introduced a new pricing model for the Hercules Security Appliance and the Hercules Enterprise Software options. Compliance Manager may be licensed and priced separately from Remediation Manager, or they may be licensed and priced together under suite pricing. The suite list price is generally less than the aggregate of the individual component prices. Pricing options include:

•
Usage Based pricing combines a flat monthly service fee with a “pay as you use” transaction price for each compliance check and each remediation executed. This offers the customer a low cost of entry and a manageable usage fee based on the number of transactions executed during a billing period, typically a month. Content (i.e., access to V-Flash remedies), standard customer support services, and telephone support are included in the usage based pricing. Twenty-four hour support services are available for an additional fee based on a percentage of the transaction fee.

•
Subscription pricing in 1 to 3 year increments (generally paid annually in advance of the subscription start date) may be selected for any of the Hercules components either as enterprise software or on the appliance. Pricing varies by the number of devices in the customer's network. Subscription pricing offers the customer a flat monthly fee that fits within the customer's operating budget constraints. Content (i.e., access to V-Flash remedies), standard customer support services, and telephone support are included in the subscription pricing. Twenty-four hour support services are available for an additional fee based on a percentage of the subscription fee.

•
Perpetual License pricing is a one-time perpetual license fee for Hercules delivered either as enterprise software or on the appliance. Perpetual license pricing offers the customer complete control and maximum usage of the software with a fixed one-time license fee. Appliance pricing is based on increments of 500, 1000 or 1500 networked devices. Multiple appliances may be licensed for customers with networks consisting of more than 1500 devices who desire the appliance format in their network architecture. Enterprise software under a perpetual license fee is based on the number of networked servers and workstations within a customer's network with prices set in device ranges of 1,500 to 5,000, 5,001 to 10,000, and 10,001 to 25,000 devices. Enterprises with over 25,000 networked devices fall into pricing for enterprise-wide licensing which is based upon the topology and geography of the enterprise-wide network. Perpetual license customers are required to add customer support and content contracts for telephone support and V-Flash remedies at list prices ranging from 20% to 30% of the perpetual license fee.

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

Secure PC offers support for computers running Microsoft Windows versions 95, 98, ME, NT, 2000 and XP. Its advanced set of features allows administrators to apply security policies to users or groups of users within an organization. We sell this product in two configurations, Secure PC Workstation and Secure PC Network. Secure PC Workstation is designed for home, educational or commercial non-networked computers. Secure PC Network is designed for environments with multiple computers connected to a Windows or Novell network. The network version of Secure PC has been designed to scale dynamically within network environments ranging from departmental local area networks (LANs) to global wide area network (WAN) capacity and includes tools that provide remote installation and configuration of the Secure PC client software. Additional benefits include File and Folder Access Control, Prevent Un-Authorized Software Installation and Application Control. Secure PC is offered to our customers under a perpetual license. In March 2006 we announced that effective March 31, 2007 SecurePC will no longer be supported. We do not expect that this decision will have a material adverse effect on the results of operations or financial condition.

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

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Through NetOFF, administrators can define policies that trigger a graceful logoff of unattended or inactive workstations. Through a graceful logoff, all user data is saved, applications are closed and workstations are logged off the network. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software and anti-viral updates. NetOFF is available for Windows operating environments including Windows 2000, Windows 2003 and Windows XP desktop PCs. NetOFF is offered to our customers under a perpetual license. In March 2006 we announced that effective March 31, 2007 NetOFF will no longer be supported. We do not expect that this decision will have a material adverse effect on the results of operations or financial condition.

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

•	Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user’s work environment
•	Commitment to Quality Assurance including Common Criteria (“CC”). On March 1, 2004, Hercules was certified under Common Criteria Evaluation Assurance Level 3 (“EAL 3”).

We plan to capitalize on our existing security and network administration technology and our expertise in research, development and marketing to expand our business into products that address the growing market for security. Our internal development work remains the key component of bringing new product lines to market. In addition, we may pursue an alliance strategy to develop new products. Our internal research and development staff is currently working on the development of the next version of Hercules with an expected release in the second quarter of 2006. This planned release is expected to include enhancements to our UNIX platform support, scanner import functionality and patch auditing. Schedules for the development and release of high technology products are inherently difficult to predict, therefore there can be no assurance that we will achieve targeted customer shipment dates for any of our products, or at all. In addition, we may pursue acquisitions of technologies or products that complement our products and product strategy. Acquisitions of technology are risky and we may not be successful in finding the right technology products or, once acquired, integrating the new technology with existing development projects.

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense. During the year ended December 31, 2005, we incurred $2,443,864 of product development expense, which is net of $2,574,984 of capitalized software development costs. During the year ended December 31, 2004, we incurred product development expenses of $1,995,612, net of $3,261,210 of capitalized software costs.

Capitalized software development costs and product development expense are expected to remain at the current levels of capitalization and expense during the year 2006. However, changes in product plans, technologies or in development engineering staffing levels can alter these expectations. Historical product development expense and the capitalization rate have fluctuated from period to period, and may continue to fluctuate from period to period in the future depending upon the number and status of software development projects that are in process and the related number of employees assigned to those projects. At December 31, 2005, we employed 23 software product development and quality assurance engineers, including our Executive Vice President of R&D and our Chief Technology Officer.

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

In addition to technology licenses, we offer one-year renewable customer support agreements generally referred to as maintenance or post contract customer support agreements. Customers have an option to subscribe to telephone support, software updates and the Hercules V-Flash remedies separately or in combination. Signing a customer support agreement for all three services is more cost effective for the end user customer. Telephone support is staffed by security engineers that are knowledgeable about the use of our products. Customers may contract for standard support available during normal business hours or for a premium payment, customers may sign up for 24 hour, 7 days a week ("24/7") support availability. Support cases are opened for each telephone support call and the cases are tracked through the customer support system until the solution is determined and the case is closed. Software updates are made available to customers on a "when and if available" basis (i.e. when needed as determined by development management and not on a guaranteed time schedule). Software updates include hotfixes, point releases and new version releases of our products. Software updates do not include the V-Flash remedies which are available to our Hercules customers. Our library of over 25,000 remedies (as of March 18, 2006) is available to our Hercules customers separately or in combination with the telephone support and software updates.

Even though our technology is licensed and not sold, we refer to the persons who license our products to our end user customers as our “sales organization”. The sales organization consists of experienced sales representatives who have been trained on the use of each of our products. Our sales representatives are assigned sales quotas and territories by geography or by industry. At December 31, 2005, we employed 17 quota carrying sales representatives in regions around the United States, including regional vice presidents and inside telesales representatives. We also employed 2 quota carrying agents who cover territories in Europe and the Middle East. This total of 19 quota carrying sales representatives compares to 25 quota sales representatives at December 31, 2004. The regional sales representatives report to regional vice presidents covering the United States in two main territories, east and west, as well as a sales unit that covers federal government agencies and state and local governments. The sales representatives are supported by a team of software pre-sales engineers. These pre-sales engineers assist with the technical sales component of the sales process and are responsible for conducting product demonstrations to prospective customers and responding to the potential customer's technical questions raised about the product's use within the customer's IT environment.

Marketing efforts are targeted to provide qualified leads and leverage the opportunities presented by our vulnerability assessment partners. Sales leads are generated through various marketing activities including trade shows, conferences, webinars, direct mail campaigns, partner relationships and other marketing programs. The marketing department also includes 3 inside telesales representatives whose activities are aimed at generating leads for the sales organization and closing small dollar amount sales directly. The Citadel website is a marketing tool that contains the most up to-date product and company information and can be found at www.citadel.com. From time-to-time we participate in partner events and regional seminars.

Sales leads are qualified by inside sales representatives gathering such characteristics from potential customers as size of the customer’s organization and network infrastructure, geographic location and whether an attack or other event had occurred on the customer’s systems. All sales leads are entered and tracked utilizing a web based customer relationship management system. Once the lead is qualified, the opportunity is assigned to a territory sales representative who arranges for meetings with the customer, a product demonstration and eventually moves the opportunity to closure. In addition, our executive management team is highly involved in the selling process.

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

Some sales to agencies of the federal government are facilitated through prime government contractors such as BAE Systems Information Technology, Northrop Grumman Information Technology, Hewlett Packard and RS Information Systems, as well as approved resellers to the federal government including Apptis, Inc. and Merlin Technical Solutions. Government agencies may also purchase our products and services on General Services Administration (“GSA”) contract schedule 70, contract no. GS-35F-5907H. We are authorized to sell under the Procurement of Computer Hardware and Software (“PCHS”) contract for purchasing by the hospitals under the Department of Veteran Affairs. In addition, we are a Catalog Information Systems Vendor for Texas (Vendor No. 1752873882000) and are listed on the California Multiple Award Schedules (CMAS) for sales to the state agencies in California. In January 2004, Hercules was added as an approved product under the US Army’s Blanket Purchase Agreement under CECOM Acquisition Center, Southwest Operation Office (CAC-S), Ft. Huachuca, AZ.

Our business development personnel have been engaged in building strategic alliances related to marketing and licensing our software products. With Hercules, we are seeking to work with companies which have technologies for scanning for vulnerabilities within a network structure. We have established relationships with several scanning technology companies including CSC, Foundstone (now part of McAfee), Harris Corporation, Internet Security Systems, nCircle, and Qualys, Inc. By entering into strategic alliances with these companies, we seek to leverage their existing installed customer base to sell Hercules and broaden their opportunity to sell more scanners.

Through alliances and marketing relationships, we believe that the number of leads that can be cultivated by the Citadel sales team will increase. By working with the sales teams of these third parties, we believe that we can increase the revenue generated from Citadel products without adding significant cost, and provide qualified customer leads for our inside sales staff. We believe that our direct selling model, coupled with targeted marketing activities, focused alliance efforts with vulnerability scanning providers, and federal government contracting vehicles will enable Citadel to increase market penetration into large corporate and government enterprises. Increased market penetration should increase awareness of our vulnerability management and policy compliance solutions and lead to increased revenue; although no assurances can be made that this objective will be achieved.

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

Software updates are made available to customers under contract support plans on a "when and if available" basis (i.e. when needed as determined by development management and not on a guaranteed time schedule). Software updates include hotfixes, point releases and new version releases of our products. Software updates do not include the V-Flash remedies which are available to our Hercules customers. Our library of over 25,000 remedies (as of March 18, 2006) is available to our Hercules customers separately on a subscription basis or in combination with the telephone support and software updates purchased under a customer support services agreement.

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

The Remediation Security Group is a team of security engineers that support the Hercules solution by writing and testing the content of the Hercules remedy database. This team monitors intelligence sites on the Internet, converses with our scanning partners and scans research from third party intelligence sources to identify new vulnerabilities. When new vulnerabilities are identified and confirmed, the team writes the remedies. Once written, the remedies are tested across all the platforms supported by Hercules. The remedies are then released to the V-Flash database for deployment to our installed customer base. This service is provided to our customers under the terms of the customer support agreement that is sold with the software license. As a result, the costs and expenses associated with this service are not eligible for capitalization under the accounting rules for capitalization of software development costs. At December 31, 2005 we employed 8 security engineers in the Remediation Security Group.

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
This course provides an understanding of the concepts and skills necessary to architect, implement and customize your Hercules installation. This course focuses on the following:
o	Set-up of the enterprise architecture
o	Understanding the internal Hercules architecture
o	Building custom remedies and
o	Troubleshooting

PROFESSIONAL SERVICES

We launched our professional services organization and related offerings in 2004. At the option of the customer, services provided include:

•	Planning and Implementation
Planning and Implementation Services are designed for customers who require assistance throughout the complete implementation and deployment of Citadel’s software products. These services are ideal for large enterprises and government agencies, business partners and system integrators that utilize Citadel’s professional services staff to support their product deployment efforts and to perform any additional customization services. Citadel’s Professional Services utilize a proven methodology to plan, design, develop and implement our software products in our customers’ environments. We seek to demonstrate a commitment to shared risk and accountability through fully scoped statements of work, measurable results and deliverables-based pricing.

•	Training Services
Citadel Security Software provides extensive training programs, including self-paced online courses and instructor-led, training courses.

•	Consulting
Consulting Services are provided to customers who require strategic security information consulting before and after product deployment. Citadel professional services can assist customers in the following areas:
o	Life Cycle Vulnerability Management,
o	Assessment Services,
o	Risk Assessment,
o	Incident Response,
o	Penetration Testing,
o	Operational Forensics, and
o	Network Vulnerability Assessment.

During 2005, our significant services engagements included work performed for MCI, Inc, the Department of Veteran Affairs, Citigroup, and Defense Information Systems Agency ("DISA"). At December 31, 2005 we had services engagements in process or scheduled at Northrop Grumman, Fifth Third Bank, and DISA among other customer engagements.

COMPETITION

We believe that Hercules is the only automated vulnerability remediation solution today that addresses all five classes of vulnerabilities with a library of over 25,000 V-Flash remedies. Companies that create patch management utilities sometimes compete with Hercules at the low end of the security software market where customers may be looking for a point solution and quick fix to patch their networks. However patching is only one of the five classes of vulnerabilities that affect the enterprise. Patch management utilities are generally not scalable to a large enterprise network where we believe Hercules is a more appropriate security solution. Companies that have products that compete at the low end price points of the market include BigFix, Inc., PatchLink Corporation, Shavlik Technologies and Secure Elements, among others.

We have also seen customers use configuration management or software distribution applications as security management tools. Customers must write the scripts to manage their vulnerabilities which prove costly in terms development time and lost productivity. While it is possible to use these solutions to manage vulnerabilities, we believe that our library of over 25,000 remedies (as of March 18, 2006) provides Hercules an important competitive advantage over these solutions. Companies at this end of the market include Altiris, Inc., Computer Associates, IBM Tivoli and Microsoft, among others. The security software industry is intensely competitive and rapidly changing and we expect that in the future other companies may develop vulnerability management enterprise solutions that will compete directly with Hercules.

In desktop policy administration, we compete against large companies (such as Microsoft, Novell, Cisco, Computer Associates, Internet Security Systems, McAfee, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. We also compete with a large number of small companies that offer security and administration software for networks and desktop PCs. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions.

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

CUSTOMERS AND PRODUCT LICENSING

We license our software products to corporations, government organizations and entities that need to reduce computing vulnerabilities and manage security and privacy policies within their computing environments. Our products are licensed for perpetual use on standalone computers, within a single network, or within a network of computers across single or multiple customer sites. Our license agreement restricts the use of the software to a single computer or designated network or site(s) and generally prohibits the reproduction, transfer, reverse engineering and disclosure of the program code. A form of perpetual license that we offer is an enterprise-wide license. This form of license allows the customer to deploy a contractually set number of licenses anywhere in their enterprise. In some very large customers accounts, we may allow the customer unlimited licenses to deploy across their networks. The terms and conditions of use of the enterprise-wide license is generally set forth in a written enterprise license agreement.

In addition to perpetual licenses, we offer our customers a subscription to use our products over a contractual period of time, generally from one to five years. At any time during the subscription period, the customer may opt to pay an additional fee to convert the subscription to a perpetual license.

For the years ended December 31, 2005 and 2004, revenue from the DISA accounted for approximately 32% and 39% of total revenue, respectively. For the years ended December 31, 2005, 2004 and 2003, revenue from hospitals under the Department of Veterans Affairs accounted for approximately 21%, 41% and 67% of total revenue, respectively. No other customers individually accounted for more than 10% of total revenue for 2005 or 2004. Although these customers represent a large portion of our total revenue, we do not expect to rely on any one customer, group of customers or industry segment for a significant and recurring source of revenue. We foresee that revenue from the licensing of Hercules will be derived from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could be a significant component of revenue in any future quarter or year. We also expect that in the future our customers will enter into annual renewal contracts for post sale customer support services. However no assurance is provided that these expectations will be met.

Customers that represent over $50,000 in revenue during 2005 include:

•	Argosy Gaming Company
•	Carreker Corporation
•	Children’s Hospitals and Clinics
•	Citigroup, N.A.
•	Department of Veterans Affairs
•	DISA - Defense Information Systems Agency
•	Howard University Hospital
•	IXIS Capital Markets

•	Iron Mountain Information Management
•	MCI, Inc.
•	OfficeMax
•	Providence Health Care Systems
•	Raytheon Company
•	State Street Corporation
•	Supermercados Internacionales HEB
•	U. S. Army
•	Wachovia Bank

INTELLECTUAL PROPERTY RIGHTS

We regard some features of our software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology under copyrights, trademarks and patents. We will seek to use patents, copyright, trademarks, trade secret laws, confidentiality and assignment of invention agreements and other measures if necessary to establish and protect our rights in our proprietary technology. We have filed five United States patent applications and four related Patent Cooperation Treaty patent applications, one of which has been the basis for eleven pending foreign patent applications with respect to some of our business applications and intellectual property rights related to our Hercules software. On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the “’247 Patent”) to Citadel for our proprietary Hercules technology. On March 2, 2006, Citadel received notification that an unidentified third party petitioned the United States Patent and Trademark Office to re-examine the ‘247 Patent. Also, as detailed in the “Legal Proceedings” section below, the ‘247 Patent is the subject of patent litigation with Secure Elements, Inc (Secure Elements).

We do have one registered copyright on the code for the Hercules software, but this does not change the conclusion that we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality and assignment of invention agreements between our employees or third parties and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information. We also have four trademarks registered with the United States Trademark Office as well as thirteen pending trademark applications, including three allowed applications. While the statutory rights in the registered trademark and the common law rights in the trademarks underlying the pending applications may provide a basis for protection against competitors using confusingly similar trademarks, we cannot be certain that others will not use similar trademarks and will not compete with substantially equivalent or superseding proprietary technology.

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

EMPLOYEES

As of December 31, 2005, we employed 94 professionals. We employed 45 professionals in sales activities including, field sales, telesales, professional services, training, business development, pre-sales engineering, lead generation and marketing. Included in the 45 were 19 quota carrying sales representatives focused on the commercial and government markets, including 2 regional or industry segment sales managers, 9 sales engineers that provide pre-sales support the commercial and government sales organizations, 2 sales management personnel, 5 professionals focused on marketing and lead generation, 4 employees managed the commercial and government business development activities and 6 employees were in professional services and training activities. Product development and quality assurance had 23 professionals, customer support employed 4 engineers and the remediation security group employed 8 professionals. We also employed 14 people employed in the functional areas of information technology, finance, administration and general management including our CEO and CFO. At December 31, 2004 we had 138 employees, including 61 professionals in sales, sales engineering, customer support and marketing, 63 in product development, and 14 people in information technology, finance, and administration.

Competition for employees in the software industry and specifically the security software market is highly competitive. We offer competitive compensation packages and benefits but companies with greater resources than ours may have a competitive hiring advantage. The employees are not organized under a union and we believe that the relationship with our employees as a group is good. Our 2006 operating plan calls for our hiring to level off at between 100 and 110 personnel. We believe that this level of employee resources is sufficient to achieve our operating plan during 2006 but there can be no assurances that changes in competitive forces, technologies or other business requirements will not alter the number of employee resources required.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. The following risk factors and all of the other information in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones Citadel will face. Additional risks and uncertainties not presently known to Citadel or that it currently believes to be immaterial may also adversely affect Citadel’s business.

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of Citadel could be materially adversely affected. If that happens, the trading prices of our shares of common stock could decline significantly and could result in a complete loss of your investment.

The risk factors below contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At December 31, 2005, we had cash and cash equivalents of approximately $1.3 million and stockholders’ deficit of approximately $865 thousand. In addition, the Company used cash in its operating activities totaling approximately $12.6 million and incurred a net loss of approximately $18.6 million during the year ended December 31, 2005.

We have had a history of annual operating losses and have reported a net loss to common shareholders in the year ended December 31, 2005 of approximately $19 million. If the operating losses continue, we may be required, or could elect, to seek additional funding. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock, loan agreement and factoring agreement may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations, debt or equity financings and any credit facilities we may arrange. If we are unable to obtain additional funds, our business may be materially and adversely affected, our share price would be materially and adversely affected, and we may be forced to seek protection under the bankruptcy laws.

In October 2005, Citadel and Lawrence Lacerte (“Lacerte”) entered into a Loan and Security Agreement and Intellectual Property Security Agreement. Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and interest payable at 12%. The proceeds of the loan were used to retire notes payable to Comerica Bank of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement between the Company and Comerica terminated, including all debt covenants. The holder of our preferred stock agreed to permit Citadel to issue this senior security to Lacerte in consideration for a reduction in the exercise price of their warrants from $1.75 per share to $1.56 per share.

In October 2005, we also entered into a Factoring Agreement and related agreements (the “Agreements”) with Allied Capital Partners, L.P. (“Allied”) whereby we will offer to Allied certain accounts receivable (“accounts”) and, if Allied chooses to accept the accounts, Allied will factor the accounts and pay to Citadel a discounted amount of the face value of the accounts according to terms and conditions specified in the Factoring Agreement. The Agreement has a one year term, renewable for another one year term at least 30 days prior to the expiration of the first one-year term. During 2005 we transferred $3,514,248 of our accounts receivable to Allied, for which we received $2,864,112 in cash proceeds. We retain the right to sell more accounts to Allied during the term of the Agreement subject to Allied’s acceptance of other existing accounts and/or new accounts which may be generated.

During 2005 the Company took actions to improve financial performance including reductions in costs and expenses, the hiring of new sales management and the reorganization of the sales team. We also began offering new ways for our customers to license our software solution including usage based pricing, subscription pricing and Hercules on an appliance. Some of the benefits of these actions began to be realized during the third and fourth quarters of 2005.

We believe that the current sales management, the reorganization of the sales team, the new selling models introduced in 2005 and selling models that may be introduced in 2006 can continue the trend in increased orders for the next twelve months, although any one quarter's total orders could be skewed upward or downward resulting from the timing of the booking of large contracts that are in the pipeline. The expected increase in orders is expected to cause a corresponding increase in cash inflows to the Company.

During the third and fourth quarters of 2005 we took actions to reduce costs and expenses. A substantial portion of these actions was a reduction in force. We expect to replace key positions as necessary and will add additional personnel to support additional contract order opportunities. In addition discretionary spending has been reduced. As a result of these cost and expense reduction actions taken in 2005, we expect that the total of our fixed costs and discretionary expenses will be reduced as much as $1.5 million to $2 million per quarter in 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings. We believe that we will continue to have access to capital to fund the operations but the Company has no plans as of the filing date of this report to raise additional funds. From time-to-time in 2005 the Company's CEO has advanced funds to the Company to meet short-term working capital needs. The total amounts advanced during 2005 were approximately $881,000, all of which was repaid to the CEO by February 1, 2006. The Company's CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors.

The Company believes that the execution of its business plan including strategies to grow revenue and control costs and expenses, combined with liquidity available from our Factoring Agreement and the commitment from the Company's CEO, is sufficient to fund operations for the next twelve months. If needed, Citadel may also consider raising additional debt or equity capital under the right circumstances. However, there can be no assurance that the Company will be able to raise debt or equity capital at terms it considers reasonable and prudent or that the Company will be able to fully execute its business plan in 2006.

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

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 8,843,250 shares of common stock and warrants to issue 4,336,641 shares of common stock were outstanding as December 31, 2005. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

OUR CONVERTIBLE PREFERRED STOCK AND DEBT MAY ADVERSELY IMPACT CITADEL AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON CITADEL.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”) and shares of Series B Convertible Preferred Stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, if any, and the Series B Preferred has a liquidation preference in the amount of $7 million, all of which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Preferred Stock in certain circumstances, including Citadel’s failure to deliver shares of common stock to the holder of the Preferred Stock in connection with the conversion of the shares of Preferred Stock or a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Preferred Stock (other than the Lacerte facility currently in place ) while the Preferred Stock is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business. The shares of our Preferred Stock (and related warrants) are convertible into 9,516,129 shares of our common stock at current conversion prices. The conversion prices are subject to antidilution protective provisions. In the event we issue shares of our common stock (or securities convertible into shares of our common stock) below the current conversion prices of the shares of Preferred Stock and warrants, the antidilution provisions would result in the issuance of substantial additional shares of our common stock upon any conversion. The issuance of shares of our common stock upon the conversion of our Preferred Stock and warrants (including as a result of the antidilution provisions) may result in substantial dilution to our stockholders, and could have a material adverse effect on the trading price of our shares of common stock.

As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreement with Lacerte include that interest is payable each quarter with the principal balance due at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Our factoring agreements with Allied provide for a security interest in the accounts receivable that we factor with Allied. As a result, we have limited flexibility in selling or granting security interests in our assets, which could limit our ability to raise additional funds and have a material adverse effect on our business and financial condition.

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

WE RECEIVED A LETTER FROM THE NASDAQ STOCK MARKET CONCERNING A POTENTIAL DELISTING OF OUR COMMON STOCK FROM THE NASDAQ CAPITAL MARKET, AND ANY DELISTING COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

On June 23, 2005, we received a letter from The NASDAQ Stock Market (the "Notice") notifying us that for the 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(4). The Notice further stated that we would be provided 180 calendar days, or until December 20, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of our common stock was required to close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 20, 2005. If by December 20, 2005 we had not regained compliance with the minimum bid price requirement, we would be granted an additional 180 day grace period to regain compliance under applicable NASDAQ rules, provided we met The NASDAQ Capital Market initial listing criteria (other than the minimum bid price requirement) at that time. Because we were not eligible for an additional compliance period at December 20, 2005, the NASDAQ provided written notification to us that our securities would be delisted unless we requested a hearing to appeal the NASDAQ’s determination to delist the securities to a NASDAQ Listing Qualifications Panel.

On December 21, 2005, Citadel received a letter from The NASDAQ Stock Market notifying Citadel that the Company had not regained compliance with the NASDAQ's Marketplace Rule 4310(c)(4) within 180 days of the previously announced failure to comply with the Rule. Citadel was not eligible for an additional 180 day compliance period because Citadel did not meet The NASDAQ Capital Market initial inclusion criteria set forth in Marketplace Rule 4310(c), including the minimum stockholders' equity, net income or market value criteria.

Citadel requested a hearing to appeal the NASDAQ Staff's determination to a NASDAQ Listing Qualifications Panel, in accordance with the Marketplace Rule 4800 Series, and in February 2006, Citadel participated in a hearing. On March 10, 2006, Citadel received a letter from The NASDAQ Stock Market notifying Citadel that the NASDAQ Listing Qualifications Panel has granted Citadel’s request for continued listing, subject to the conditions that (1) on or before April 13, 2006, Citadel must have evidenced a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and (2) on or before May 15, 2006, Citadel must report in its Quarterly Report on Form 10-Q for the period ending March 31, 2006, actual stockholders’ equity at March 31, 2006 of at least $2,500,000. In addition, Citadel must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ Capital Market. Failure to meet any of these conditions may result in the delisting of Citadel’s common stock from The NASDAQ Stock Market. There can be no assurance that we will regain compliance with the NASDAQ listing requirements. If our securities are delisted from the NASDAQ Capital Market, the market for our securities would be impaired and our stock price may decline. Our agreements with the holders of preferred stock require that our securities be listed on NASDAQ in order for us to be able to require the holders of the preferred stock to convert their shares of preferred stock into shares of common stock at maturity, and in the event our shares are delisted, we would be required to repay the liquidation preference in cash, which would have a material adverse effect on our financial condition and results of operations, and could require us to seek protection under bankruptcy laws. In addition, if our securities are delisted, it would be more difficult for us to raise additional funds, which could have a material adverse effect on our financial condition.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in our Form 10-KSB for year ending December 31, 2004, our Form 10-Q filings for March 31, 2005, June 30, 2005, and September 30, 2005, and in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have stated previously and continue to state that our revenues are difficult to forecast. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock and has resulted in shareholder litigation. This may occur again in the future.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been recorded at December 31, 2005. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Current reseller agreements generally do not provide for a contractual right of return, future price concessions, or minimum purchase commitments. Payment is not contingent upon the reseller’s future licensing of products. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at December 31, 2005. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

CHANGES MADE TO OUR SALES ORGANIZATION AND SALES STRATEGY COULD ADVERSELY AFFECT OUR FUTURE REVENUES.

Our sales team consists of a commercial sales team organized into two geographic regions and a public sector sales team focused on government agencies. Additionally, in the fourth quarter of 2005, we added two international agent sales representatives to market our products and services in Europe and the Middle East. In January of 2006, we reorganized our commercial sales team into two geographic regions focused on the commercial market. We have employed experienced and enterprise skilled sales managers to manage these sales regions and public sector sales organization. Each of these managers has employed experienced sales account executives and assigned sales territories, responsibilities and quotas to these sales account executives. We expect that these sales account executives will seek sales opportunities in large enterprises consisting of Fortune 2000 companies and large government agencies with large geographically disbursed networks.

Sales cycles are expected to be longer than previously experienced, less predictable and we may not be successful in closing sales quickly or in a regular or consistent manner from quarter-to-quarter or year-to-year. Our dependence upon large enterprise sales may cause fluctuations in revenue from quarter-to-quarter or year-to-year.

In addition, our revenue has been highly dependent upon revenue derived from the federal government and more specifically the Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the near future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage of our revenue derived from commercial enterprises will increase gradually in future quarters as our commercial sales executives reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

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

THE LENGTH OF THE PRODUCT DEVELOPMENT AND SALES CYCLES ARE DIFFICULT TO PREDICT, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE REVENUES AND WHICH MAY CAUSE US TO MISS ANALYSTS’ ESTIMATES AND INVESTOR EXPECTATIONS AND RESULT IN OUR STOCK PRICE DECLINING.

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

We will rely on a third party to manufacture our appliance hardware product. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If our third party manufacturer cannot or will not manufacture our appliance in required volumes on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in appliance shipments. The unexpected loss of this third party manufacturer would be disruptive to our business.

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

INCREASED CUSTOMER DEMANDS ON OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We may be unable to respond quickly enough to short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further customer demand for these services without corresponding revenue could increase costs and adversely affect our operating results.

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

In addition, some of our products incorporate third party licensed software. We must be able to obtain reasonably priced licenses and successfully integrate this software with our technologies. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products.

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

We have filed five United States patent applications and four related Patent Cooperation Treaty patent applications, one of which has been the basis for eleven pending foreign patent applications with respect to some of our business applications and intellectual property rights related to our Hercules software. On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the “’247 Patent”) to Citadel for our proprietary Hercules technology. On March 2, 2006, Citadel received notification that an unidentified third party petitioned the United States Patent and Trademark Office to re-examine the ‘247 Patent. Also, as detailed in the “Legal Proceedings” section below, the ‘247 Patent is the subject of patent litigation with Secure Elements. We have one registered copyright in the code for our Hercules software and our United States registered trademark for the mark Hercules in Class 9. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

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

We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. A competitor has filed a lawsuit challenging the validity of our patent. The lawsuit and any additional litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

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

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party. The ultimate outcome is not currently predictable. This lawsuit could be time-consuming and costly and could divert the attention of our management personnel.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described above. The ultimate outcome is not currently predictable. This lawsuit could be time-consuming and costly and could divert the attention of our management personnel.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of Citadel. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. This lawsuit could be time-consuming and costly and could divert the attention of our management personnel.

On February 14, 2006, the day the ‘247 Patent was issued, Secure Elements filed a declaratory judgment action in the United States District Court for the District of Delaware seeking a declaration from the Court that the ‘247 patent was both invalid and not infringed by Secure Elements. On March 6, 2006 Citadel answered Secure Element’s complaint, asserted counterclaims against Secure Elements for willful infringement of the ‘247 Patent, and sought an undisclosed amount of damages, costs and attorney’s fees, and an injunction barring Secure Elements from infringing the ‘247 Patent in the future. This case is in its infancy. The court has not yet entered a scheduling order and no discovery has been sought or obtained by either party. We believe this suit is without merit and we intend to vigorously defend the suit. This lawsuit could be time-consuming and costly and could divert the attention of our management personnel. In the event the plaintiff prevails, our business could be materially adversely affected.

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

ITEM 2.  PROPERTIES

We occupy approximately 33,500 square feet of office space in Dallas, Texas, our headquarters, and 6,300 square feet of office space in Reston, Virginia. The average monthly rent over the term of the leases for this space is approximately $52,200 per month and $12,000 per month, respectively. We believe that both leases have commercially reasonable terms.

During the year ended December 31, 2004 we completed the renovations to the Dallas office space. In 2004, the landlord paid for approximately $836,000 of the renovations as a lease incentive, which is being amortized to rent expense over the term of the lease. Renovation expenditures made by Citadel during the years ended December 31, 2005 and 2004 were approximately $53,000 and $387,000, respectively, and were paid from general working capital.

We maintain fire and casualty insurance that we believe adequately covers our leased properties against loss. The current office space satisfies our current needs and we believe they will be adequate for our needs in 2006. There are no plans to open additional offices in 2006.

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

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party. We believe this suit is without merit and intend to vigorously defend the suit. The ultimate outcome is not currently predictable.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described above. We believe this suit is without merit and intend to vigorously defend the suit. The ultimate outcome is not currently predictable.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of Citadel. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable.

On February 14, 2006, the day the ‘247 Patent was issued, Secure Elements filed a declaratory judgment action in the United States District Court for the District of Delaware seeking a declaration from the Court that the ‘247 patent was both invalid and not infringed by Secure Elements. On March 6, 2006 Citadel answered Secure Element’s complaint, asserted counterclaims against Secure Elements for willful infringement of the ‘247 Patent, and sought an undisclosed amount of damages, costs and attorney’s fees, and an injunction barring Secure Elements from infringing the ‘247 Patent in the future. This case is in its infancy. The court has not yet entered a scheduling order and no discovery has been sought or obtained by either party. We believe this suit is without merit and we intend to vigorously defend the suit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On May 20, 2002 the Company’s stock began trading on the Over-The-Counter Bulletin Board under the symbol CDSS. In April, 2004 the Company's stock began trading on the NASDAQ Capital Market under the symbol CDSS. As of March 24, 2006, the last sales price per share of the Company’s common stock, as reported by The NASDAQ Capital Market, was $0.55. The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2004 through December 31, 2005, as reported by The NASDAQ Capital Market and the Over-The-Counter Bulletin Board prior to April 2004 (high and low quotations from the Over-The-Counter Bulletin Board reflect inter-dealer prices, and all prices do not reflect retail markup, markdown or commission, and may not necessarily represent actual transactions).

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2005
1st Quarter	$2.55	$1.02
2nd Quarter	$1.40	$0.75
3rd Quarter	$1.09	$0.60
4th Quarter	$0.60	$0.31

YEAR ENDED DECEMBER 31, 2004
1st Quarter	$6.36	$3.50
2nd Quarter	$5.40	$2.78
3rd Quarter	$3.18	$1.73
4th Quarter	$5.00	$2.28

At December 31, 2005 there were approximately 822 holders of record of the Company’s outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds, subject to the limitations imposed by our shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The Company has never paid cash dividends on its common stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company’s business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company, the limitations imposed by our preferred stock and loan agreement, and such other factors that the Board of Directors of the Company may consider. At December 31, 2005, the Company has 1,000,000 shares of preferred stock authorized, of which 15,000 shares have been issued as Series A Convertible Preferred Stock and 7,000 shares have been issued as Series B Convertible Preferred Stock, which entitle the holders thereof to preferences as to payment of dividends and liquidation proceeds.

On June 23, 2005, we received a letter from The NASDAQ Stock Market (the "Notice") notifying us that for the 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(4). The Notice further stated that we would be provided 180 calendar days, or until December 20, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of our common stock was required to close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 20, 2005. On December 21, 2005, we received a letter from The NASDAQ Stock Market stating that we had not regained compliance with the NASDAQ's Marketplace Rule 4310(c)(4) within 180 days of the previously announced failure to comply with the Rule. As a result, Citadel's securities were subject to delisting from the NASDAQ Capital Market, unless we requested a hearing to appeal the decision.

We requested a hearing to appeal the NASDAQ Staff's determination to a NASDAQ Listing Qualifications Panel, in accordance with the Marketplace Rule 4800 Series, and in February 2006, we participated in a hearing. On March 10, 2006, Citadel received a letter from The NASDAQ Stock Market notifying Citadel that the NASDAQ Listing Qualifications Panel has granted Citadel’s request for continued listing, subject to the conditions that (1) on or before April 13, 2006, Citadel must have evidenced a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and (2) on or before May 15, 2006, Citadel must report in its Quarterly Report on Form 10-Q for the period ending March 31, 2006, actual stockholders’ equity at March 31, 2006 of at least $2,500,000. In addition, Citadel must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ Capital Market. Failure to meet any of these conditions may result in the delisting of Citadel’s common stock from The NASDAQ Stock Market. There can be no assurance that we will regain compliance with the NASDAQ listing requirements.

We have scheduled a special stockholders meeting for March 29, 2006, at which our stockholders will vote on proposals for reverse stock splits ranging from 1 for 2 to 1 for 5. If the proposal is approved, there can be no assurance that the market price of our common stock will remain above $1 per share through April 13, 2006, or that we will meet the other conditions required by the NASDAQ Stock Market for our continued listing on the NASDAQ Capital Market.

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of Citadel prior to a spin out transaction of Citadel in May 2002. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 1,500,000 shares of common stock were originally reserved for issuance under the terms of the 2002 Stock Incentive Plan. In 2004 our Board and our stockholders approved amendments to the Plan, including an increase in the shares of common stock reserved for issuance thereunder by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. Since the inception of the plan we have granted 4,301,000 awards under the Plan through December 31, 2005. Options cancelled since the inception of the Plan due to employee terminations amounted to 1,636,776 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 337,224 options since the inception of the Plan through December 31, 2005 and hold 552,505 options which were exercisable at December 31, 2005. The options granted have a term of 10 years and generally vest over periods of up to three years. The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003, and we intend to register the additional 1,500,000 shares on a Form S-8.

The board of directors has also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options have been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less. There were 6,516,250 options outside of the Plan outstanding at December 31, 2005 of which 5,525,834 are exercisable. The remaining options vest over periods of up to three years.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	2,327,000	$1.59	335,776

Equity compensation plans not approved by security holders	6,516,250	$0.99	not applicable

REPURCHASES OF SECURITIES

The Company made no repurchases of shares during the fourth quarter of 2005.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial data with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Historical results may not be indicative of future results.

		Years Ended December 31,
	2005	2004	2003	2002 (1)	2001 (1)
Statement of Operations Data
Revenue	$10,287,095	$15,253,155	$5,856,296	$1,311,800	$580,039
Operating loss	(18,158,207)	(7,873,594)	(1,951,739)	(2,608,135)	(1,865,981)
Net loss	(18,562,879)	(7,839,025)	(5,248,581)	(2,346,895)	(1,865,981)
Net loss to common shareholders	(19,156,907)	(8,719,362)	(5,248,581)	(2,346,895)	(1,865,981)
Net loss per share -basic and diluted	$(0.64)	$(0.30)	$(0.24)	$(0.17)	$(0.15)
Shares used in per share calculation	29,976,179	29,336,894	22,134,040	13,874,488	12,433,427

		Years Ended December 31,
	2005	2004	2003	2002 (1)	2001 (1)
Balance Sheet Data
Cash and cash equivalents	$1,320,376	$9,838,154	$5,092,161	$12,829	$75,030
Working capital (deficit)	(5,749,000)	3,488,298	2,042,601	(3,428,158)	(935,693)
Total assets	14,465,419	22,408,510	9,734,130	1,537,949	413,721
Deferred revenue	5,078,670	2,943,023	2,805,195	150,193	-
Long-term debt	3,750,000	1,989,393	-	-	-
Preferred stock	15,669,987	10,701,847	-	-	-
Total equity (deficit)	(864,892)	10,792,520	4,770,761	(2,326,900)	(693,926)

(1)   Prior to May 17, 2002 certain of the Company's former parent’s, assets, liabilities and expenses were allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented prior to May 17, 2002. Management believes that all amounts allocated to Citadel are a reasonable representation of the costs that would have been incurred if Citadel had performed these functions as a standalone company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

OUR BUSINESS

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by a technology business incubator. Citadel was spun off as a standalone company in May 2002. We develop and market full life cycle vulnerability management software for enterprise level network security. Our computer software products include security and management solutions for networks and workstations which are designed to manage security on servers and personal computers (“PC”) attached to local area networks (“LAN”). Our products enable organizations to remediate their computer network’s security vulnerabilities that occur as a result of software application defects, unauthorized or weak access rights, or misconfigurations of systems. In some cases, security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker. Our software products can also be used to maintain compliance with security policies of the managed devices connected to the network.

With our products, companies and government agencies are able to more efficiently manage the security of computing environments and enforce security policies from a single point of control across Windows, Linux, Mac and UNIX platforms. Our products and services allow enterprises to secure confidential information, applications, and systems from unauthorized access, worms, and other security vulnerabilities. Our solutions are designed to reduce customer costs, improve accuracy of customer information, maintain the secure operations of workstations and servers, secure systems from fraud or unauthorized use, and generally enable IT professionals to devote more time to improving service rather than focusing on security policy details. Our products also allow customers to comply with internal and external security policies that are being driven by government or industry mandates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, assumptions and judgments, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence as well as litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on our financial statements.

We have identified below the accounting policies for revenue recognition and software costs which we believe are most critical to our business operations. These policies are discussed throughout Management's Discussion and Analysis, where such policies affect our reported and expected financial results.

REVENUE RECOGNITION

Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. Our customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. Our revenue recognition policies have been designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees is generally recognized when a fixed fee order has been received and delivery has occurred to the customer. If software media and documentation are shipped FOB “Origin”, license fee revenue is recognized when shipped. If software and media documentation are shipped FOB “Destination”, license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and content subscriptions provide the customer with vulnerability remediation updates on a when and if available basis. Content and customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the undelivered components based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each undelivered component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation the customer has the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at December 31, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers liscense the products to the end-user. When distributor and resellers agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, we record an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor’s future licensing of products we defer revenue until payment is received. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors was required at December 31, 2005.

As a convenience to government customers, our products may be licensed through government contractors, including systems integrators. These government contractors and systems integrators hold the preferred purchasing and contracting vehicles for use by the various government agencies to purchase information technology products and services including our products and services. Our contracts with these government contractors generally do not contain an express right of return, however, these government contractors may order products in advance of receiving the order from the government agency. Under the sell-through method of accounting we defer revenue recognition until the government contractor has received the authorization to deliver the products to the end user government agency and any contingencies have lapsed.

We also offer our products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., the vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. At December 31, 2005, we had $109,000 of annual value of subscription contracts in force and during the year, we recognized approximately $44,000 of subscription revenue. No subscription revenue was recognized for the years ended December 31, 2004 and 2003.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the year period ended December 31, 2005.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Amortization expense is classified in costs of revenue in the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems upon which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies upon which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to FASB Statement of Financial Accounting Standard No. 154 “Accounting for Changes and Error Corrections”.

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

STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt the modified prospective method of SFAS No. 123R on January 1, 2006.

The adoption of SFAS No. 123R will require the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

REVENUE

The components of revenue for the years ended December 31, 2005 and 2004 are as follows.

	Year Ended December 31,		Increase (Decrease)
	2005	2004	Amount	Percent
Revenue from:
-License fees
Hercules	$2,541,451	$9,491,667	$(6,950,216)	(73% )
SecurePC	53,548	432,208	(378,660)	(88% )
NetOFF	19,169	2,506,264	(2,487,095)	(99% )
Provision for returns and allowances	(45,715)	(68,554)	22,839	33%
	2,568,453	12,361,585	(9,793,132)	(79%)
-Content, subscription, and customer support services	4,867,542	2,786,937	2,080,605	75%
-Other services	2,851,100	104,633	2,746,467	2625%
Total revenue	$10,287,095	$15,253,155	$(4,966,060)	(33%)

During 2005 we received orders of $11.3 million for software, content, support and professional services versus orders of $19.4 million in 2004. Of the $19.4 million in orders received during 2004, four orders represented $15.3 million or 79% of the total orders; $8.6 million from Department of Defense ("DoD"), $5.0 million across two orders from the Department of Veteran Affairs ("VA") and $1.7 million from MCI. Our average dollar order by customer fell from $167 thousand per customer in 2004 to $110 thousand per customer in 2005. Included in the 2005 orders is $6.9 million of orders from new customers and $4.4 million in repeat orders for software, content, support and services from existing customers including $2.4 million from DoD, $1.6 million from VA and $325 thousand from MCI. This compares to $17.1 million in new orders in 2004 (primarily the DoD and VA) and $2.3 million in repeat orders from existing customers, $2.2 million of which was the VA.

DoD, VA and MCI represented 62% and 89% of total revenue for the years ended December 31, 2005 and 2004, respectively. The decrease in this percentage reflects the expansion of our customer base into industry segments outside the public sector such as financial services companies and retail companies. Revenue from the commercial sector market segment grew $1.6 million or 63% in 2005 over 2004 driven primarily by financial services companies. Revenue from public sector market segment, primarily federal government agencies was $6.1 million in 2005 versus $12.7 million in 2004 representing a decline of $6.6 million or 52%. Excluding the revenue from the DoD and the VA, revenue from the public sector grew $91 thousand or 20% in 2005 over 2004.

Revenue from license fees for the year ending December 31, 2005 was $2,568,453 versus $12,361,585 for the same period in 2004, representing a decrease of $9,793,132 or 79%. As mentioned, revenue in 2004 benefited from large contract awards from the DoD, VA and MCI. Excluding the effect of approximately $11.2 million of license fee revenue related to these three customers in 2004, license fee revenue increased approximately $1.4 million, or 114% in 2005. This increase represents an increase in the average license revenue per customer and a wider distribution of software licenses across more customers in 2005 than in 2004.

We require all customers to enter into a separate contract for customer support services when licensing our products. In addition to support services, Hercules customers receive content, or access to the Hercules remedies available via the Hercules content service known as V-Flash. Our Remediation Security Group researches new vulnerabilities, writes the remedies for the new vulnerabilities and tests the remedies to assure that the remedies function as expected. The remedies are then made available to our customers via the V-Flash content database. Customers are encouraged to update their remediation content database frequently by performing the update actions within Hercules which accesses the V-Flash content database over the Internet. It is recommended that customers access the content database frequently to remain secure from newly identified vulnerabilities.

Revenue recognized from content, subscription, and customer support services contracts is recognized ratably over the term of the contract, which is generally one year, and amounted to $4,867,542 and $2,786,937 for the years ended December 31, 2005 and 2004, respectively. The increase of $2,080,605, or 75%, is primarily due to content and customer support revenue recognized from the rollout of the DISA renewal of its content and customer support contract that began its initial one year term in the third quarter of 2004. This rollout accompanied by the DISA renewal of its content and customer support contract in the third quarter of 2005, accounts for approximately $1,500,000 of the $2,080,605 increase in content, subscription, and customer support services revenue from 2004 to 2005.

Professional services revenue also rose to $2,851,100 in 2005 due to the completion of work performed under professional services engagements with higher total contract value during the year versus the same period of 2004. Of this amount $832,261 was for training, $364,563 for implementation services and $1,654,276 for consulting services. This compares to $45,200 for training, $30,000 for implementation services and $29,433 for consulting services during 2004.

The provision for product returns and allowances for the year ended December 31, 2005 was $45,715 versus $68,554 for the year ended December 31, 2004. The provision for returns and allowances is an estimate based upon historical trends and the increase in the average invoice size in 2005. We do not expect product returns, if any, related to 2005 revenue to exceed the estimated allowance of $209,000 at December 31, 2005 due to the nature of our licensing terms and product quality, however, there can be no assurance that returns will not exceed the allowance.

During 2005 we continued to focus our licensing efforts on the government, healthcare, financial institutions and general corporate market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act for healthcare, Gramm-Leach-Bliley Act for financial services, Federal Information Security

Management Act for government and the Sarbanes Oxley Act of 2002 for publicly traded companies, and Presidential Decision Directive 63 for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the years ended December 31, 2005 and 2004 was as follows:

	Years Ended December 31,
	2005	2004
Industry Segment:
Government	58%	82%
Corporate	25%	12%
Financial institutions	13%	4%
Education	1%	1%
All other, primarily health	3%	1%

Revenue from customers representing 10% or more of total revenue during the years ended December 31, 2005 and 2004, respectively, was as follows:

	Years Ended December 31,
	2005	2004
End User Customer:
Defense Information Systems Agency	32%	39%
Department of Veteran Affairs	21%	41%

Although the existing customers listed above represent 53% of the 2005 revenue, we do not expect to rely on any one existing customer, group of existing customers or industry segment for a significant source of recurring revenue. We anticipate that revenue from government agencies will continue to be focused on large purchases and high value orders, and if those orders are received we foresee that revenue from government agencies will continue to be a large portion of the future revenue composition by industry segment. In addition, revenue from Hercules is expected to be the primary source of our total license fee, customer support and services revenue. We expect that future revenue from the licensing of Hercules will be derived from multiple orders primarily from large enterprises consisting of Fortune 2000 companies and large government agencies. Therefore any one customer or groups of customers in the same industry segment could become a material component of total revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer for the quarters presented is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,		Increase
	2005	2004	Amount	Percent
Costs of revenue
Software amortization	$2,192,115	$1,287,927	$904,188	70%
Content, subscription, and customer support services costs	1,667,581	1,478,633	188,948	13%
Professional services costs	645,202	29,028	616,174	2123%
Shipping and other costs	161,805	36,496	125,309	343%
Total costs of revenue	$4,666,703	$2,832,084	$1,834,619	65%

Software Amortization

Software amortization begins at the time a new product or new version of a product is available for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Approximately $2.6 million of capitalized software costs have become amortizable since December 31, 2004 primarily due to new releases of Hercules during that period. As a result of this increase in the average balance of capitalized software costs, software amortization expense increased $904,188, or 70%, in the year ended December 31, 2005 versus the year ended December 31, 2004. We expect that software amortization will increase in the quarters of 2006 due to the amortization of the capitalized software development costs associated with planned new releases of Hercules.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at December 31, 2005 of $4,431,322 and December 31, 2004 of $4,048,452 indicated that the unamortized capitalized software balances at December 31, 2005 and December 31, 2004 did not exceed net realizable value. Accordingly, no write-down was required during the year ended December 31, 2005 or the year ended December 31, 2004. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Content, Subscription and Customer Support Services Costs

Under our post sale customer support services agreements, customers receive the right to telephone support as well as the right to software point releases and software updates on a when and if available basis. In addition to these services, Hercules customers receive frequent updates to the vulnerability remedies via Internet access to our V-Flash content remediation database. The costs associated with these contractual obligations are classified as costs of revenue.

The content, subscription, and customer support services costs for the years ended December 31, 2005 and 2004 of $1,667,581 and $1,478,633, respectively, include the salaries, benefits and other direct and indirect expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that write the vulnerability remedies and manage the remedy content database. The total increase in customer support services costs of $188,948 or 13% over the year ended December 31, 2004 is primarily attributable to increases in direct costs and higher year over year insurance costs associated with the customer support and remediation security engineer personnel and additional costs for database services incurred in 2005 but not in 2004. At December 31, 2005 and 2004, we had 12 and 23 full time personnel assigned to customer support services, respectively. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

The security engineers monitor various security intelligence sites, IRC channels and our associated scanning partners for new vulnerabilities and exploits. As vulnerabilities and their exploits are discovered, the remediation security engineers quickly respond by writing a remedy to counteract the discovered vulnerability and prevent its exploit. The remedy is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new remedies, the security engineers continually monitor and update research information and URL links for vulnerabilities and related content to ensure that all links and research information and research material are timely and relevant. The costs associated with the customer support and security remediation group are largely dependent upon the number of people assigned to these functions. We believe that these functions are adequately staffed and therefore we do not expect to incur significant increases in the quarter-to-quarter costs for these functions in future periods, however, there can be no assurance that costs will remain constant at these expected staffing levels.

Professional Services Costs

For the year ending December 31, 2005, costs associated with professional services engagements were $645,202 compared with $29,028 for the same period in 2004. These costs include the direct costs and indirect overhead costs associated with the personnel performing the service engagements. The increase in professional services costs during the year ended December 31, 2005 is directly attributed to an increase in the number of consulting and training services engagements performed during 2005 over 2004. At December 31, 2005, we had six dedicated full-time professionals providing professional services versus four professionals providing similar services at December 31, 2004. In addition, to meet demand, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to professional services costs.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules and third party royalties for technology embedded in Hercules. Shipping and other costs during the year 2005 also included costs related to the Hercules Security Appliance, which was not available in 2004. Shipping and other costs for the years ended December 31, 2005 and 2004 were $161,805 and $36,496, respectively. The $125,309 increase was primarily due to increases in costs associated with third party software royalties and appliance hardware purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses ("SG&A") of $19,577,780 and $17,550,485 for the years ended December 31, 2005 and 2004, respectively, representing an increase of $2,027,295, or 12%. The increase was composed of higher pay and benefits costs, travel and entertainment expenses, marketing expenses, professional fees and higher rent and other infrastructure costs.

At December 31, 2005, we employed 45 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and we employed 14 people in finance, internal information technology, administration and general management including our CEO and CFO. At December 31, 2004, we employed 61 people as sales and marketing professionals, including pre-sales security engineers and professional services consultants, and 14 people in finance, internal information technology, administration and general management including our CEO and CFO. However, during 2005, overall SG&A headcount was higher than in 2004. Personnel reduction actions taken in the third quarter of 2005 resulted in lower year-end 2005 headcount as compared to year-end 2004.

The increase in SG&A professionals employed during 2005 resulted in an increase in pay and benefits costs of approximately $1.3 million in 2005 and an approximate $625 thousand increase in travel and entertainment expenses in pursuit of new sales in 2005. The approximate $1.9 million increase in pay, benefits and travel related costs during 2005 was offset by a decline in incentive related pay of $1.0 million versus 2004 due to the lower sales attained during 2005.

Marketing expenses increased approximately $475 thousand in 2005 compared to 2004 because of additional expenditures needed for the marketing launch of Hercules 4.0, the Hercules Security Appliance, the 2-Minute Warning internet news service and for trade shows, advertising and other lead generation activities to drive increased sales opportunities for the sales organization. Professional fees increased approximately $470 thousand in 2005 primarily because of legal defense costs associated with lawsuits not yet reimbursed by insurance coverage. Rent and telecommunications costs increased approximately $250 thousand as a direct result of the increase in the technology infrastructure and the office expansion during the year.

We expect total SG&A to vary from quarter-to-quarter primarily related to variable commission expense on changes in revenue, but we do not expect any significant increases in any other individual expense category.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and software code programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense in the statement of operations. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the years ended December 31, 2005 and 2004 are presented in the table below.

	2005	2004
Product development expense, net of capitalized software development costs	$2,443,864	$1,995,612
Software development costs capitalized	$2,574,984	$3,261,210
Gross product development expense	$5,018,848	$5,256,822
Capitalized costs as a percentage of gross product development expense	51%	62%

The decrease in gross product development expense of $237,973, or 5%, is primarily due to lower pay and benefits expenses associated with the decrease in the number software development engineers and quality assurance engineers employed during the respective periods presented. At December 31, 2005, we employed 23 software development and quality assurance engineers versus 39 software development and quality assurance engineers at December 31, 2004.

The increase in product development expense, net of capitalized software development costs is due to lower gross costs as well as a lower capitalization rate of overall development expenses. The capitalization rate is the percentage of capitalized costs to total gross product development costs for the period. The capitalization rate was 51% for the year 2005 versus 62% for the year 2004. The decrease in the capitalization rate is primarily due to higher levels of non-capitalizable costs and expenses that had not reached technological feasibility and therefore were not capitalizable.

Factors that affect the amount of software development costs capitalized or expensed include the stage of development of each project, the number of employees assigned to capitalizable projects, and the existence of significant third party costs, such as Common Criteria or other certification costs. Following a product release there is a period of time when maintenance development is performed and new product planning and analysis occurs. The costs associated with these activities are not capitalizable and as a result, the capitalization rate is expected to decline following a product release. The capitalization rate may increase once the new product planning and analysis phases are completed and the product has been determined to have reached technological feasibility. Therefore, product development expense and the capitalization rate historically have fluctuated from period to period, and may continue to fluctuate from period to period in the future. The capitalization rate is highly dependent upon the number and stage of software development projects that are in process, the length of time planned or incurred on each project, and the related number of employees assigned to those projects. In addition, third party testing and certification costs may be significant from time-to-time and are dependent upon the cost requirements of the testing or certification laboratory. We expect that the capitalization rate will average approximately 50% of gross product development expense in future projects but due to the factors discussed above, there can be no assurance that the capitalization rate will achieve this average consistently from period to period. Gross product development expense is expected to remain constant at the current staffing and spending levels from quarter to quarter during 2006. We plan to release new products and new versions of our products during 2006.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment for the year ended December 31, 2005 was $1,756,955, compared to $670,782 for the year ended December 31, 2004, representing an increase of $1,086,173 or 162%. The increase is due to the increase in depreciable property, equipment and leasehold improvement purchases in the last six months of 2004 of approximately $4.1 million and in the first six months of 2005 of approximately $1.2 million. The estimated useful lives of the property and equipment range from one to eight years. Depreciation expense is not expected to change materially in future periods.

INTEREST EXPENSE

Interest expense for the years ended December 31, 2005 and 2004 was $472,260 and $82,612, respectively. The $389,648 increase in interest expense was the result of higher levels of average long-term debt balances outstanding during 2005 versus 2004. The average long-term debt balance outstanding in 2005 was approximately $3.1 million compared to $1.2 million in 2004.

Also in 2005, we incurred interest expense of approximately $63,000 related to factored accounts receivable balances and we amortized approximately $130,000 of debt issuance costs primarily related to the settlement of the Comerica debt in October 2005. During 2004 interest expense primarily related to interest on bank debt of approximately $61,000 and the amortization of deferred debt issuance costs of approximately $16,000. Interest expense paid in 2005 was approximately $256,000 compared to approximately $55,000 paid in 2004.

INTEREST INCOME

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the years ending December 31, 2005 and 2004 was $67,588 and $107,261, respectively. The decrease in interest income is primarily due to lower average balances of invested cash.

PREFERRED STOCK DIVIDENDS AND OTHER NON CASH ITEMS INCLUDED IN NET LOSS TO COMMON SHAREHOLDERS

The statements of operations present preferred stock dividends, the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Series A Shares”), the non-cash fair value adjustments related to the modifications to the terms of the Series A Shares and related warrants, and the non-cash fair value adjustments related to modification to the terms of the Series B Convertible Preferred Stock (the “Series B Shares”) warrants as adjustments to the net loss so as to arrive at net loss to common shareholders.

At the shareholders meeting in July 2005 the shareholders approved the modifications to the terms of the Series A Shares which included waiving of the dividend payments effective on May 9, 2005. The estimated fair value of the benefit related to the waived dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common shareholders for the year ended December 31, 2005. Through May 9, 2005 the Series A Preferred Stock accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. For the year ended December 31, 2005 we accrued $268,750 of dividends, which are shown as an increase to the loss to common shareholders, and paid $456,250. No dividends accrue on the Series B Shares. During the year ended December 31, 2004, we had accrued dividends of $187,500 and paid $477,439 of dividends.

The Series A Shares were issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Shares and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Shares was approximately $985,000, which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the year ended December 31, 2005 $141,145 of the beneficial conversion feature was accreted to loss to common shareholders. At September 30, 2005 the Company determined that the beneficial conversion feature no longer existed due to the relationship between the new preferred conversion price ($3/common share) and Citadel’s stock price; thus, we reversed the unaccreted balance of the conversion feature of $628,107, resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders for the year ended December 31, 2005. For the year ended December 31, 2004, accretion related to the beneficial conversion feature was $215,397.

In May 2005, in connection with the issuance of the Series B Shares, we entered into an Exchange Agreement with Satellite to exchange the Series A Warrants for Exchange Warrants to purchase up to 1.2 million shares of common stock at an initial exercise price of $1.75. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800 for the year ended December 31, 2005.

At the shareholders meeting in July 2005 the shareholders also approved an amendment to the Series A Shares to reduce the conversion price from $5 to $3. The fair value of the Series A Shares immediately prior to the conversion price change was estimated using a Black-Scholes options pricing model and compared to the fair value of the Series A Shares immediately following the approval of the conversion price change, resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders of $1,064,000 for the year ended December 31, 2005.

In October 2005, Satellite agreed to permit Citadel to issue a senior security in consideration for a reduction in the exercise price of their 4,038,710 Exchange and Series B warrants from $1.75 per share to $1.56 per share. The fair value of the warrants immediately prior to the conversion price change was estimated and compared to the fair value of the warrants immediately following the conversion price change, resulting in an increase to additional paid in capital and an decrease to the net loss to common shareholders of $43,226.

NET LOSS AND INCOME TAX VALUATION ALLOWANCE

For the year ended December 31, 2005 we reported a net loss to common shareholders of $19,156,907 versus a net loss to common shareholders of $8,719,362 for the year ended December 31, 2004. Due to the uncertainty of realization, we recorded a valuation allowance equal to the net deferred tax asset associated with income tax benefit ascribed to the loss before income taxes for the years ended December 31, 2005 and 2004. At December 31, 2005 we had a net loss carryforward of approximately $33,200,000 which due to the uncertainty of realization has been fully reserved. The net operating loss carryforward is subject to annual limitations as prescribed in the Internal Revenue Code and is available to offset future taxable income and begins to expire in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 the Company had cash and cash equivalents of approximately $1.3 million, a net working capital deficiency of approximately $5.7 million and a stockholders’ deficit of approximately $865 thousand. In addition, the Company used cash in its operating activities totaling approximately $12.6 million and incurred a net los of approximately $18.6 million during the year ended December 31, 2005.

On May 9, 2005, we entered into agreements with funds affiliated with Satellite Asset Management (“Satellite”) related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Convertible Preferred Stock (the “Series B Shares”), convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and warrants (“Series B Warrants”) to purchase approximately 2.8 million shares of common stock at an initial exercise price of $1.75 per share, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. In addition, Citadel and Satellite entered into an Exchange Agreement where we agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A convertible preferred stock with an exercise price of $5.15 per share for new warrants (the “Exchange Warrants”) to purchase up to 1.2 million shares of our common stock at an initial exercise price of $1.75 per share.

On May 9, 2005, we closed the first tranche of the private placement for $7 million of Series B Shares (convertible into approximately 4.5 million shares of our common stock at the initial conversion price) and Series B Warrants to purchase approximately 1.8 million shares of our common stock. In addition, 1 million Exchange Warrants became immediately exercisable and the remaining 200,000 Exchange Warrants became exercisable upon shareholder approval in July 2005. The proceeds from the preferred stock financing were used for working capital and general corporate purposes.

Citadel had a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and Series B Warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at our annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price. The registration statement became effective in September 2005, however, the minimum bid requirement was not met and the put option expired. Pursuant to the requirements of the put option, we issued approximately 1 million Series B Warrants to Satellite in August 2005.

On September 15, 2005, we borrowed $750,000 pursuant to an additional revolving credit line provided by a Fifth Amendment to the Loan and Security Agreement with Comerica Bank (“Comerica”) bringing the total principal amounts due to Comerica to approximately $3.1 million. On October 10, 2005 Citadel and Lawrence Lacerte (“Lacerte”) entered into a Loan and Security Agreement and Intellectual Property Security Agreement (the “Agreements”). Under the Agreements, Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and an interest rate of 12%. The proceeds of the loan were used to retire principal amounts due to Comerica Bank on October 10, 2005 of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreements require quarterly interest payments and payment of the principal balance at maturity. The loan from Lacerte is secured by a security interest in our assets except trade accounts receivable. We have agreed to pay a five percent (5%) premium to Lacerte upon early repayment of the loans or upon a change in control, and paid a one percent (1%) loan origination fee. The obligations under the Agreements may be accelerated in the event of a default under the Agreements, including a failure to pay amounts when due or a breach of the Agreements by Citadel.

Satellite, holder of the Series A and Series B convertible preferred stock, agreed to permit us to issue the senior security to Lacerte in consideration for a reduction in the exercise price of their warrants to purchase approximately 4.0 million shares of the Company’s common stock issued in conjunction with the Series A and Series B convertible preferred stock from $1.75 per share to $1.56 per share.

On October 31, 2005, Citadel and Allied Capital Partners, L.P. (“Allied”) entered into a factoring agreement and related agreements including a personal guarantee from our CEO (the “Allied Agreements”). Under the Allied Agreements, we may offer certain accounts receivable to Allied. Allied will factor the accepted accounts receivable and pay us approximately 80% of the face amount. The discount rate is 1.5% of the face amount for the first 30 days after Allied has purchased an account and 0.050% for each day that the account remains unpaid after the initial 30 day period. The Allied Agreements have a term of one year and contain no operating ratio covenants. During 2005 we transferred $3,514,248 of our accounts receivable to Allied, for which we received $2,864,112 in cash proceeds. The proceeds were used for working capital purposes. The December 31, 2005 balance sheet includes $1,177,916 of uncollected trade receivables transferred to Allied and a balance due to Allied of $924,777, presented on the balance sheet as “Factoring line of credit”.

During 2005 the Company took actions to improve financial performance including reductions in costs and expenses, the hiring of new sales management and the reorganization of the sales team. We also began offering new ways for our customers to license our software solution including usage based pricing, subscription pricing and Hercules on an appliance. Some of the benefits of these actions began to be realized during the third and fourth quarters of 2005.

We believe that the current sales management, the reorganization of the sales team, the new selling models introduced in 2005 and selling models that may be introduced in 2006 can continue the trend in increased orders for the next twelve months, although any one quarter's total orders could be skewed upward or downward resulting from the timing of the booking of large contracts that are in the pipeline. The expected increase in orders is expected to cause a corresponding increase in cash inflows to the Company.

During the third and fourth quarters of 2005 we took actions to reduce costs and expenses. A substantial portion of these actions was a reduction in force. We expect to replace key positions as necessary and will add additional personnel to support additional contract order opportunities. In addition discretionary spending has been reduced. As a result of these cost and expense reduction actions taken in 2005, we expect that the total of our fixed costs and discretionary expenses will be reduced as much as $1.5 million to $2 million per quarter in 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings. We believe that we will continue to have access to capital to fund the operations but the Company has no plans as of the filing date of this report to raise additional funds. From time-to-time in 2005 the Company's CEO has advanced funds to the Company to meet short-term working capital needs. The total amounts advanced during 2005 were approximately $881,000, all of which was repaid to the CEO by February 1, 2006. The Company's CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors.

The Company believes that the execution of its business plan including strategies to grow revenue and control costs and expenses, combined with liquidity available from our Factoring Agreement and the commitment from the Company's CEO, is sufficient to fund operations for the next twelve months. If needed, Citadel may also consider raising additional debt or equity capital under the right circumstances. However, there can be no assurance that the Company will be able to raise debt or equity capital at terms it considers reasonable and prudent or that the Company will be able to fully execute its business plan in 2006.

Cash Used in Operating Activities

The net cash used in operating activities was $12,566,483 for the year ended December 31, 2005. Our net loss of $18,562,879 was adjusted for net non-cash charges of $4,192,441 and a net increase to cash for changes in operating assets and liabilities of $1,803,955. Non-cash charges include depreciation and software amortization of $3,949,070, provision for returns, allowances and bad debts of $46,233, amortization of deferred debt issue costs of $130,192, and stock compensation expense of $171,500, and were offset by the amortization of a credit related to a tenant incentive of $104,554. Cash decreased due to a change in operating assets of $1,491,553 primarily due to a $2,000,574 increase in accounts receivable partially offset by a $533,764 decrease in prepaid expenses related to the recognition of deferred commission expense. Operating liabilities, including deferred revenue, increased $3,295,508. An increase of $1,328,130 in accounts payable was offset by decreases in accrued compensation and payroll taxes totaling $168,269. Total deferred revenue at December 31, 2005 was $5,078,670 and represents revenue to be earned from customer support contracts in force at December 31, 2005 and professional services contracts for which the services had not been performed at December 31, 2005. Of the total deferred revenue $398,342 is for prepaid services expected to be performed more than twelve months from the balance sheet date and accordingly has been classified as long-term deferred revenue. Total deferred revenue of $5,078,670 at December 31, 2005 increased $2,135,647 from total deferred revenue of $2,943,023 at December 31, 2004 primarily due to higher levels of contracts in force at December 31, 2005 than at December 31, 2004.

The net cash used in operating activities was $4,100,422 during the year ended December 31, 2004. Our net loss of $7,839,025 was adjusted for non-cash charges of $2,313,042 and a net increase in cash from changes in operating assets and liabilities of $1,425,561. Non-cash charges include depreciation and amortization of $1,958,709, provision for returns, allowances and bad debts of $130,500, stock compensation expense of $129,995, a $77,786 write-off of fixed assets and the amortization of debt issuance costs of $16,052. Cash decreased due to a change in operating assets of $256,103 during the year ended December 31, 2004 primarily due to the increase in prepaid commissions on higher levels of deferred revenue offset by the collection of accounts receivable during the year ended December 31, 2004. Operating liabilities, except for deferred revenue, increased $1,543,836 primarily due to higher activity levels from a higher number of employees during 2004 than in 2003. Deferred revenue increased $137,828 resulting from a net increase in deferred maintenance and services revenue of $1,847,828 related to a higher level of post sale customer support and services contracts in force at December 31, 2004 than at December 31, 2003 and offset by the reversal of $1,710,000 related to the deferred revenue associated with a December 2003 product shipment to a systems integrator. Total deferred revenue at December 31, 2004 was $2,943,023 and represented revenue to be earned from customer support contracts in force at December 31, 2004 and professional services contracts for which the services had not been performed at December 31, 2004. Of the total deferred revenue $480,172 is for prepaid services expected to be performed more than twelve months from the balance sheet date and accordingly has been classified as long-term deferred revenue. The increase in deferred revenue of $137,828 from December 31, 2003 to December 31, 2004 is the result of higher levels of orders during 2004 than in 2003 for customer support services and professional services net of a $1.7 million cancellation of an order from a government systems integrator discussed above.

Cash Used in Investing Activities

Cash flows used in investing activities during the year ended December 31, 2005 were $3,749,051, representing $1,174,067 for purchases of computer equipment, software licenses and the completion of improvements to our information technology infrastructure and $2,574,984 of additions to capitalized software development costs related to our Hercules product development. This compares to cash flows used in investing activities during the year ended December 31, 2004 of $8,299,403, representing $5,038,193 related to purchases of computer equipment for newly hired employees, improvements to our information technology infrastructure and leasehold improvements to new office space occupied in November 2004, and $3,261,210 of additions to capitalized software development costs. Our development plans include new product releases, new features, and functionality additions to existing products. Gross expenditures for product development are largely dependent upon the number of software engineers employed and assigned to the software development projects. We believe that at December 31, 2005 we were fully staffed in product development therefore, gross expenditures are expected to remain stable from quarter to quarter during 2006. However, the capitalization rate may fluctuate from quarter to quarter in the future, depending upon the number and stage of software development projects that are in process and the related number of employees assigned to those projects.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2005 were $7,797,756 and consisted primarily of proceeds from the preferred stock transaction in May 2005. On May 9, 2005, in return for net proceeds of $6,902,396 (net of transaction fees of $97,604), we completed the issuance of 7,000 shares of Series B Convertible Preferred Stock with warrants to purchase approximately 1.8 million shares of common stock. During 2005 we paid $456,250 of preferred stock dividends. In connection with the approval of the Series B transaction by the shareholders at the July 2005 annual shareholders meeting, the dividend on the Series A Preferred Stock was waived beginning on May 9, 2005. In September 2005, we borrowed $750,000 pursuant to an additional revolving credit line provided by Comerica Bank. On October 10, 2005 Lawrence Lacerte advanced us $3,750,000 pursuant to a Loan and Security Agreement and Intellectual Property Security Agreement executed on that date. We used the proceeds of the Lacerte loan to retire principal amounts due to Comerica Bank on October 10, 2005 of $2,918,183 and for general working capital purposes. In addition to the approximate $2.9 million payment to Comerica, during 2005 we made principal payments to Comerica Bank of $1,148,484. During 2005, pursuant to our factoring agreement with Allied, we transferred $3,514,248 of the Company’s accounts receivable to Allied, for which we received $2,864,112 in cash proceeds and repaid $1,939,335. Also in 2005, we received $36,000 from the exercise of employee stock options.

Cash flows provided by financing activities for the year ended December 31, 2004 were $17,145,818 and consisted primarily of proceeds from the Series A preferred stock transaction in February 2004 and borrowings on our bank lines of credit to partially fund capital expenditures during 2004. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 plus legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock with warrants to purchase 1,200,000 shares of common stock. During 2004, we paid $477,439 of preferred dividends and at December 31, 2004, we had accrued preferred dividends of $187,500 which were subsequently paid in January 2005. During 2004 we borrowed $3,500,000 against our bank lines of credit to partially fund capital approximately $5,000,000 expenditures related to the technology infrastructure project and the build out of new office space. Payments against borrowings began in November 2004 and through December 31, 2004 we had made payments of $183,334 against the borrowings. We also received proceeds of $336,057 from the exercise of employee stock options, $216,550 from the exercise of warrants and we repaid $16,903 of advances made to us by our CEO.

As a result of the aforementioned factors, cash and cash equivalents decreased $8,517,778 during the year ended December 31, 2005, versus an increase of $4,745,993 for the year ended December 31, 2004.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2004 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

REVENUE

The components of revenue for the years ended December 31, 2004 and 2003 are as follows.

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Amount	Percent
Revenue from:
-License fees
Hercules	$9 ,491,667	$4 ,686,801	$4,804,866	103%
SecurePC	432,208	439,468	(7,260)	(2%)
NetOFF	2,506,264	112,666	2,393,598	2125%
Provision for returns and allowances	(68,554)	(40,925)	(27,629)	67%

	12,361,585	5,198,010	7,163,575	138%

-Content, subscription and customer support services	2,786,937	617,651	2,169,265	351%
-Other services	104,633	40,635	64,019	158%
Total revenue	$15,253,155	$5,856,296	$9,396,859	160%

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

Typically we have little or no backlog of unfilled orders at the end of a reporting period. However, at December 31, 2004 we had received an order for $2.2 million dollars for renewal maintenance and professional services from one customer. The renewal period for the maintenance began on January 1, 2005 and the services were scheduled to be performed beginning in the first quarter of 2005. At December 31, 2004 we had not been paid in advance for these services therefore, no amounts were reflected in the financial statements for accounts receivable and unearned deferred revenue at December 31, 2004 because this entry would gross up accounts receivable and deferred revenue on the balance sheet. The revenue from this order for customer support was recognized ratably and professional services were earned and recognized as performed during 2005.

Revenue recognized from customer support services contracts recognized ratably over the term of the contract, which is generally one year, amounted to $2,786,916 and $617,651 for the years ended December 31, 2004 and 2003, respectively. The increase of $2,169,265 or 351% is primarily due to the increase in the delivery of customer support services related to Hercules.

During 2004 we began offering optional services to our customers including Hercules training, implementation services and security system architecture expertise. Other services revenue for the year ended December 31, 2004 included training and implementation services revenue of $104,654. Other services revenue for the year ended December 31, 2003 includes training revenue of approximately $32,000 and approximately $8,000 of custom development services.

The provision for product returns and allowances for the years ended December 31, 2004 was $68,554 versus $40,925 for the year ended December 31, 2003. The provision for returns and allowances is an estimate based upon historical trends and the increase in the average invoice size in 2004.

During 2004 we continued to focus our licensing efforts on market segments including government, healthcare, financial institutions and corporations in all other market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act (“HIPAA”) for healthcare, Gramm-Leach-Bliley Act for financial services (“GLB”), Federal Information Security Management Act (“FISMA”) for government, the Sarbanes Oxley Act of 2002 ("SOX") for publicly traded companies, and Presidential Decision Directive 63 (“PDD-63”) for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the years ended December 31, 2004 and 2003 was as follows:

	Years Ended December 31,
	2004	2003
Industry Segment:
Government	82%	80%
Corporate	12%	3%
Financial institutions	4%	8%
Education	1%	2%
All other, primarily health	1%	7%

Revenue from customers representing 10% or more of total revenue during the years ended December 31, 2005 and 2004, respectively, was as follows:

	Years Ended December 31,
	2004	2003
End User Customer:
Defense Information Systems Agency	39%	-
Department of Veteran Affairs	41%	67%

COSTS OF REVENUE

The components of costs of revenue for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Amount	Percent
Costs of revenue
Software amortization	$1,287,927	$473,881	$814,046	172%
Content, subscription, and customer support services costs	1,478,633	288,323	1,190,310	413%
Professional services costs	29,028	-	29,028	100%
Shipping and other costs	36,496	56,544	(20,048)	(35%)
Total costs of revenue	$2,832,084	$818,748	$2,013,336	246%

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

Content, Subscription, and Customer Support Services Costs

The content, subscription, and customer support costs for the years ended December 31, 2004 and 2003 of $1,478,633 and $288,323, respectively, include the salaries, benefits and other direct expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that write the vulnerability remedies and manage the V-Flash remedy database. The increase in the content, subscription, and customer support costs of $1,190,310 or 413% over the year ended December 31, 2003 is directly attributable to the increase in personnel performing these functions in 2004 over 2003.

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

Professional Services Costs

For the year ended December 31, 2004, costs associated with professional services engagements was approximately $29,000 Professional services costs include the direct costs of the personnel assigned to training and implementation services. The increase in professional services costs in the year ended December 31, 2004 is due to an increase in the of volume services engagements in 2004 over 2003. At December 31, 2004 there was approximately $899,000 of services revenue in deferred revenue and unfilled order backlog.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses ("SG&A") of $17,550,485 and $6,388,396 for the years ended December 31, 2004 and 2003, respectively, representing an increase of $11,162,089, or 175%. The increase in SG&A as more fully described below is primarily due to the increase in the number of employees performing SG&A functions resulting in higher compensation expense, increased infrastructure support costs and increased professional fees incurred for the execution of the marketing and public relations efforts surrounding the marketing and licensing of our vulnerability management product, Hercules.

At December 31, 2004, we employed 61 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and we employed 14 people in finance, internal information technology, administration and general management including our CEO and CFO. At December 31, 2003, we employed 24 people as sales and marketing professionals, including pre-sales security engineers, and 9 people in finance, administration and general management including our CEO and CFO. This is an increase of 42 personnel in SG&A functions since December 31, 2003 creating corresponding increases in the expense categories discussed below.

As noted above the increases in SG&A expense during the year ended December 31, 2004 over the year ended December 31, 2003 were approximately $11,162,000. Increases in salaries and benefits of approximately $4,530,000 associated with the increase in employees accounted for 41% of the total increase in SG&A in 2004. Increases of approximately $3,140,000 in incentive compensation associated with higher revenue in 2004 accounted for 28% of the total increase in SG&A in 2004. Travel and entertainment associated with increases in employees and customer sales activities increased approximately $724,000; direct marketing expense primarily related to trade shows and advertising increased approximately $913,000; professional fees, including accounting, legal, public relations and recruiting fees increased approximately $928,000; rents and telecommunication expenses increased approximately $423,000; and expenses related to insurance, maintenance fees, supplies, business taxes and other office support increased approximately $504,000 in 2004 compared to 2003.

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

	2004	2003
Product development expense, net of capitalized software development costs	$1,995,612	$392,967
Software development costs capitalized	$3,261,210	$1,897,497
Gross product development expense	$5,256,822	$2,290,464
Capitalized costs as a percentage of gross product development expense	62%	83%

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

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment for the year ended December 31, 2004 was $670,782, compared to $207,924 for the year ended December 31, 2003, representing an increase of $462,858 or 223%. We attribute this increase to higher average depreciable balances of property, equipment and leasehold improvements. During the year ended December 31, 2004, we purchased $5,038,193 of depreciable property and equipment for the expansion of office facilities and the build out of our technology infrastructure supporting the growth in employees, new products, quality assurance test labs and our remediation signature and software development initiatives, compared to similar purchase totaling $411,211made during 2003. Net property and equipment balances at December 31, 2004 and 2003 were $6,356,362 and $635,748, respectively.

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

	Years Ended December 31,
	2004	2003
Non-cash interest charges:
Fair value of common stock issued in conjunction with convertible debt	$-	$1,067,928
Fair value of beneficial conversion feature of convertible debt	-	1,543,310
Fair value of warrants issued to placement agent	-	121,725
Interest payable converted to common stock	-	68,131
Amortization of fair value of warrants as debt issuance costs	16,052	-
Sub-total non-cash interest expense	16,052	2,801,094
Cash interest charges:
Amortization of debt issue costs	-	212,000
Interest on notes payable	-	23,248
Interest on bank lines of credit	60,908	-
Other interest bearing obligations	5,652	-
Total interest expense	$82,612	$3,036,342

WRITE-OFF OF PROPERTY AND EQUIPMENT

In May 2004, we signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. We moved into the new office space on November 18, 2004 and at that time wrote off the remaining net book value of $77,786 of leasehold improvements and equipment at the old facility that we would no longer use in our operations.

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

PREFERRED DIVIDENDS AND ACCRETION OF BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

The statement of operations presents preferred dividends and the accretion of the beneficial conversion feature of the Series A Shares as an increase to the net loss to arrive at net loss to common shareholders. During 2004, the Series A Shares accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. During the year ended December 31, 2004 we accrued $187,500 and paid $477,439 of preferred stock dividends in cash.

The Series A Shares were issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Shares and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Shares was approximately $985,000, which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the year ended December 31, 2004, $215,307 of the beneficial conversion feature was accreted to loss to common shareholders.

NET LOSS AND INCOME TAX VALUATION ALLOWANCE

For the year ended December 31, 2004 we reported a net loss to common shareholders of $8,719,362 versus a net loss to common shareholders of $5,248,581 for the year ended December 31, 2003. Due to the uncertainty of realization, we recorded a valuation allowance equal to the net deferred tax asset associated with income tax benefit ascribed to the loss before income taxes for the years ended December 31, 2004 and 2003. At December 31, 2004 we had a net loss carryforward of approximately $14,000,000 which due to the uncertainty of realization has been fully reserved. The net operating loss carryforward is subject to annual limitations as prescribed in the Internal Revenue Code and is available to offset future taxable income and begins to expire in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 we had cash and cash equivalents of approximately $9.8 million, a net working capital position of approximately $3.5 million and stockholders’ equity of approximately $10.8 million. On February 10, 2004, in return for gross proceeds of $15,000,000, we issued 15,000 shares of the Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) and warrants to purchase 1,200,000 shares of common stock. The net proceeds from the preferred stock financing, were approximately $13,800,000, after placement agent fees, as well as accounting and legal fees and were used to fund the expansion of our sales and marketing team to accelerate the execution of our 2004 revenue plan, and to increase our engineering team to implement our product development initiatives, grow market share through product innovation and establish Citadel as a provider of quality products in the life cycle vulnerability management market. In April 2004, we secured a revolving credit line from a bank of $750,000 for operations and term loan credit facilities totaling $2,750,000 for use to acquire the capital equipment necessary to support our business plan. The $750,000 revolving line of credit was later converted by the bank as a term loan line of credit for the acquisition of equipment. The total $3,500,000 in proceeds from the credit facilities has been used to partially fund approximately $5,000,000 of capital expenditures during 2004, and the loans were refinanced in 2005 with loans from Mr. Lacerte.

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

Total deferred revenue at December 31, 2004 and 2003 was $2,943,023 and $2,805,195, respectively, and represented revenue to be earned from customer support contracts in force at December 31, 2004 and professional services contracts for which the services had not been performed at December 31, 2004. Of the total deferred revenue, $480,172 was for prepaid services expected to be performed more than twelve months from the balance sheet date and accordingly has been classified as long-term deferred revenue. The increase in deferred revenue of $137,828 was the result of higher levels of orders during 2004 than in 2003 for customer support services and professional services net of a $1.7 million cancellation of an order from a government systems integrator discussed below.

Deferred revenue at December 31, 2003 was $2,805,195, of which approximately $1,400,000 related to deferred license fees and approximately $1,400,000 related to customer support services deferred revenue. At December 31, 2003 deferred revenue included the invoiced value of a December 2003 product shipment for an order received from a government systems integrator of approximately $1.7 million and consisting of approximately $1.4 million in license fees and $0.3 million for post sale customer support services. Although the order was fixed-fee order and shipment had occurred in December 2003 and the Company determined that the collection of the revenue was probable, the Company deferred revenue recognition because the government systems integrator had not concluded negotiations with the end user government agency and had not delivered the software licenses to the government agency. During the quarter ended June 30, 2004, the systems integrator cancelled the order to the Company because, according to the cancellation notice, the systems integrator and the government agency had not concluded contract negotiations and the eventual terms of the systems integrator’s order from the government agency would most likely be different than the terms originally proposed in December 2003. Accordingly, the Company reduced deferred revenue and accounts receivable by approximately $1.7 million in June 2004.

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

We also had expenditures during 2004 of $3,261,210 for additions to capitalized software development costs related to the Hercules product development costs. This compares to $1,897,497 for similar expenditures during 2004. Our development plans include new product releases, new features and functionality additions to existing products.

Cash flows from investing activities during the year ended December 31, 2003 in addition to capital expenditures and capitalized software development costs, included the issuance of a $225,000 note receivable to CT Holdings.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2004 were $17,145,818 and were primarily due to the proceeds received from a preferred stock transaction in February 2004 and borrowings of on our prior bank lines of credit. On February 10, 2004, in return for net proceeds of $13,797,283 (net of placement fees of $1,125,000 plus legal, accounting and registration fees of $77,717), we completed the issuance of 15,000 shares of Series A Convertible Preferred Stock (convertible into 3,000,000 shares of common stock at the initial conversion price of $5.00 per share) with warrants to purchase 1,200,000 shares of common stock. Preferred dividends of $477,439 were paid during the year ended December 31, 2004. At December 31, 2004, we had accrued preferred dividends of $187,500 which were subsequently paid in January 2005. During 2004 we borrowed $3,500,000 against our prior bank lines of credit to partially fund capital approximately $5,000,000 of capital expenditures related to the technology infrastructure project and the build out of new office space. Payments against the borrowings began in November 2004 and through December 31, 2004 we had made payments of $183,334 against the borrowings. We also received proceeds of $336,057 from the exercise of employee stock options, $216,550 from the exercise of warrants and we repaid $16,903 of advances made to us by our CEO.

Cash flows provided by financing activities for the year ended December 31, 2003 were $7,885,133. During January 2003, we received net proceeds of approximately $2,397,467 from the issuance of 3,275,000 shares of common stock plus warrants to purchase 1,637,500 shares of common stock. In May 2003 we received net proceeds of $1,122,814 from the exercise of warrants for 1,560,559 shares of common stock. During the fourth quarter of 2003 warrants for 1,974,336 shares of common stock were exercised providing net proceeds of $2,506,430. Proceeds of $199,060 were received during 2003 from the exercise of stock options for 393,660 shares of common stock. In September 2003, we closed a bridge loan financing transaction, receiving gross proceeds of approximately $2,570,000 and issued convertible notes payable to a limited number of accredited investors. The principal amount of the bridge loans plus accrued interest, totaling $2,810,881, was converted into 2,348,079 shares of common stock during the fourth quarter of 2003. The placement agent for this transaction converted their fee of $212,000 and $50,000 of our payables to them into a note payable with the same terms and conversion features as the Notes. This note was repaid in cash in December 2003.

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

CONTRACTUAL OBLIGATIONS

A summary of our contractual obligations at December 31, 2005 is as follows:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$3,750,000	$-	$3,750,000	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations(1)	4,964,944	759,907	1,319,273	1,505,616	1,380,148
Purchase Obligations	424,879	424,879	-	-	-
Preferred Stock Dividends	-	-	-	-	-
Other Contractual Obligations Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$9,139,823	$1,184,786	$5,069,273	$1,505,616	$1,380,148

(1)   Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The majority of our lease contractual obligations relate to the lease for our Dallas headquarters.

In addition to the contractual obligations above and as permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events of occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a potion of any amounts paid.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash in excess of operating funds is invested in a money market fund. For the year ended December 31, 2005, we had interest income of $67,588 earned on funds invested in the money market investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements for the years ended December 31, 2005, 2004 and 2003 and supplementary data are found following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ITEM

None.

ITEM 9A.  CONTROL AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period covered by the Annual Report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including Citadel’s, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including Citadel’s, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item may be found in the section captioned “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2006. Such information is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Conduct for all of our directors, officers and employees and a Code of Ethics for our CEO and Senior Financial Executives in March 2004. Stockholders may view our Code of Business Conduct and Code of Ethics on our website at www.citadel.com or request a free copy:

Citadel Security Software, Inc.
Attention: Investor Relations
Two Lincoln Centre, Suite 1600
5420 LBJ Freeway
Dallas, Texas 75240
(214)520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.citadel.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2006. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item may be found in the section captioned “Directors and Management—Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2006. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned “Related Party Transactions” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2006. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2006. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Financial Statements

The following financial statements are filed as a part of this report under "Item 8 -Financial Statements and Supplementary Data" following the signature page of this report.

Consolidated Financial Statement Schedule

The following consolidated financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Form 10K and should be read in conjunction with Citadel Security Software Inc.'s Consolidated Financial Statements. Schedules not included below have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$100,000	$2,496	$-	$(2,496)	$100,000
Allowance for returns	109,000	-	46,233	(46,233)	109,000
Valuation allowance for deferred tax assets	3,489,000	6,369,000	-	-	9,858,000

Year Ended December 31, 2004
Allowance for doubtful accounts	27,575	61,946	10,479	-	100,000
Allowance for returns	50,925	-	68,554	(10,479)	109,000
Valuation allowance for deferred tax assets	1,032,000	2,457,000	-	-	3,489,000

Year Ended December 31, 2003
Allowance for doubtful accounts	10,000	17,575	-	-	27,575
Allowance for returns	10,000	-	40,925	-	50,925
Valuation allowance for deferred tax assets	354,000	678,000	-	-	1,032,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2006	CITADEL SECURITY SOFTWARE INC.
By: /s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven B. Solomon his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ STEVEN B. SOLOMON	President, Chief Executive Officer (Principal Executive Officer)	March 27, 2006
Steven B. Solomon

/s/ RICHARD CONNELLY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2006
Richard Connelly

/s/ JOHN LEIDE	Director	March 27, 2006
Major General (Ret) John Leide

/s/ CHRIS A. ECONOMOU	Director	March 27, 2006
Chris A. Economou

Director
Mark Rogers

/s/ JOE M. ALLBAUGH	Director	March 27, 2006
Joe M. Allbaugh

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

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

3.4
Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock (filed as
Exhibit 3.1 to the Form 8-K filed by the Company on May 10, 2005 and incorporated by reference herein)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form S-3/A filed by the Company on August 1, 2005 and incorporated herein by reference)

4.1	Form of Certificate of Common Stock of the Registrant (filed as Exhibit 4.1 to the Form 10-SB and incorporated by reference herein)

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.3
Registration Rights Agreement, dated as of February 9, 2004 by and among Citadel and the entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.4	Form of Senior Promissory Note (filed as exhibit 4.1 to the Form 8-K filed by the Company on September 8, 2004 and incorporated by reference herein)

4.5	Loan and Security Agreement between Citadel and Comerica Bank (filed as Exhibit 10.1 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.6	Intellectual Property Security Agreement between Citadel and Comerica Bank (filed as Exhibit 10.2 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.7	Form of Warrant to Purchase Stock (filed as Exhibit 10.3 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.8	First Amendment to Loan and Security Agreement between Comerica and Comerica Bank (filed as Exhibit 99.1 to the Form 8-K filed by the Company on December 30, 2004 and incorporated by reference herein)

4.9	Second Amendment to Loan and Security Agreement between Comerica and Comerica Bank (filed as Exhibit 4.9 to the Form 10-KSB filed by the Company on March 31,2005 and incorporated by reference herein)

4.10	Commitment Letter dated February 28, 2006 between Citadel and Comerica Bank (filed as Exhibit 99.1 to the Form 8-K filed by the Company on February 28, 2005 and incorporated herein by reference)

4.11	Form of Warrant to Purchase Common Stock issued to Satellite (filed as Exhibit 4.1 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.12
Registration Rights Agreement dated as of May 9, 2005 between Citadel and Satellite entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.13
Exchange Agreement dated as of May 9, 2005 between Citadel and Satellite Strategic Finance Associates, LLC (filed as Exhibit 4.3 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.14	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.15
Third Amendment to Loan and Security Agreement dated as of June 30, 2005 between Citadel and Comerica Bank (filed as Exhibit 99.1 to the Form 8-K filed by the Company on July 1, 2005 and incorporated herein by reference)

4.16
Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (filed as Exhibit 4.12 to the Form S-3/A filed by the Company on August 1, 2005 and incorporated herein by reference)

4.17
Fourth Amendment to Loan and Security Agreement dated as of August 22, 2005 between Citadel and Comerica Bank (filed as Exhibit 4.1 to the Form 8-K filed by the Company on August 26, 2005 and incorporated herein by reference)

4.18	Warrant (filed as Exhibit 4.2 to the Form 8-K filed by the Company on August 26, 2005 and incorporated herein by reference)

4.19
Fifth Amendment to Loan and Security Agreement dated as of September 15, 2005 between Citadel and Comerica Bank (filed as Exhibit 4.1 to the Form 8-K filed by the Company on September 16, 2005 and incorporated herein by reference)

4.20	Warrant to Purchase Stock (filed as Exhibit 4.2 to the Form 8-K filed by the Company on September 16, 2005 and incorporated herein by reference)

4.21
Loan and Security Agreement dated as of October 10, 2005 between Citadel and Lawrence Lacerte (filed as Exhibit 4.1 to the Form 8-K filed by the Company on October 12, 2005 and incorporated herein by reference)

4.22
Intellectual Property Security Agreement dated as of October 10, 2005 between Citadel and Lawrence Lacerte (filed as Exhibit 4.2 to the Form 8-K filed by the Company on October 12, 2005 and incorporated herein by reference)

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

10.26	Employment Agreement dated as of November 17, 2003 between Registrant and Ed Krupa (filed as Exhibit 10.26 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.27
Employment Agreement dated as of April 1, 2003 between Registrant and Richard Connelly (filed as Exhibit 10.27 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.28
Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Steven B. Solomon (filed as Exhibit 10.28 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.29
Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Richard Connelly (filed as Exhibit 10.29 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.30
Software License and Service Agreement between Citadel and DigitalNet Government Solutions, LLC (filed as Exhibit 10.1 the Form 10-QSB filed with the Commission on November 15, 2004 and incorporated herein by reference)

10.31
Securities Purchase Agreement dated as of May 9, 2005 between Citadel and entities whose names appear on the signature pages thereof (filed as Exhibit 10.1 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

10.32	Consultant Agreement dated as of April 24, 2005 between Citadel and CEOcast, Inc. (filed as Exhibit 10.2 to the Form S-3 filed by the Company on June 8, 2005 and incorporated herein by reference)

10.33	Factoring Agreement between the Company and Allied Capital Partners, L.P. (filed as Exhibit 4.1 to the Form 8-K filed by the Company on October 31, 2005 and incorporated herein by reference)

10.34
Software License and Service Agreement between Citadel and DigitalNet Government Solutions, LLC (filed as Exhibit 10.1 the Form 10-QSB filed with the Commission on November 15, 2004 and incorporated herein by reference)

10.35
Form of Change of Control Agreement for each of Messrs. Carl Banzhof, Richard Connelly, Robert Dix, Dave Helffrich, Robert Humphrey and Randy Schirman (filed as Exhibit 10.1 to the Form 8-K filed by the Company on December 21, 2005 and incorporated herein by reference)

10.36	Form of Change of Control Agreement for Steven B. Solomon (filed as Exhibit 10.2 to the Form 8-K filed by the Company on December 21, 2005 and incorporated herein by reference)

10.37	Form of Restricted Stock Award Agreement for Executives (filed as Exhibit 10.3 to the Form 8-K filed by the Company on December 21, 2005 and incorporated herein by reference)

21	Subsidiaries of the Registrant

23.1	Consent of KBA Group LLP, Independent Registered Public Accounting Firm, filed herewith.

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

CITADEL SECURITY SOFTWARE INC.
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Citadel Security Software Inc.

We have audited the accompanying consolidated balance sheets of Citadel Security Software Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. Our audits also included the financial statement schedule appearing under Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citadel Security Software Inc. and subsidiary as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
February 10, 2006, except for Note P to which the date is March 6, 2006

CITADEL SECURITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,320,376	$9,838,154
Accounts receivable-trade, less allowance of $209,000 at December 31, 2005 and 2004	2,570,090	615,749
Prepaid expenses and other current assets	932,591	1,466,354
Total current assets	4,823,057	11,920,257

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,483,398 and $726,444	5,126,228	6,356,362

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $6,625,180 and $4,433,065	4,431,322	4,048,452

OTHER ASSETS	84,812	83,439
TOTAL ASSETS	$14,465,419	$22,408,510

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Factoring line of credit	$924,777	$-
Current portion of long-term debt	-	1,327,273
Accounts payable and accrued expenses	3,721,551	3,040,665
Accrued compensation and payroll tax obligations	1,245,401	1,413,670
Preferred stock dividends payable	-	187,500
Current portion of deferred revenue	4,680,328	2,462,851
Total current liabilities	10,572,057	8,431,959

LONG-TERM DEBT, LESS CURRENT PORTION	3,750,000	1,989,393
DEFERRED REVENUE, LESS CURRENT PORTION	398,342	480,172
OTHER NON-CURRENT LIABILITIES	609,912	714,466

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at December 31, 2005 and 2004, liquidation preference of $15,000,000	10,422,299	10,701,847
Series B Preferred Stock, 7,000 shares issued and outstanding at December 31, 2005, liquidation preference of $7,000,000	5,247,688	-

COMMON STOCK, $.01 par value per share; 100,000,000 shares authorized; 30,518,230 and 29,845,730 shares issued and outstanding at December 31, 2005 and 2004	305,182	298,457
ADDITIONAL PAID-IN CAPITAL	46,179,211	44,248,609
ACCUMULATED DEFICIT	(63,019,272)	(44,456,393)
Total Stockholders’ Equity (Deficit)	(864,892)	10,792,520
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,465,419	$22,408,510

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Revenue
License fees	$2,568,453	$12,361,585	$5,198,010
Content, subscription, and customer support services	4,867,542	2,786,937	617,651
Professional services	2,851,100	104,633	40,635
Total revenue	10,287,095	15,253,155	5,856,296

Costs of revenue
Software amortization	2,192,115	1,287,927	473,881
Content, subscription, and customer support services costs	1,667,581	1,478,633	288,323
Professional services costs	645,202	29,028	-
Shipping and other costs	161,805	36,496	56,544
Total costs of revenue	4,666,703	2,832,084	818,748

Operating expenses
Selling, general and administrative expense	19,577,780	17,550,485	6,388,396
Product development expense	2,443,864	1,995,612	392,967
Depreciation and amortization of property and equipment	1,756,955	670,782	207,924
Write-off of property and equipment	-	77,786	-
Total operating expenses	23,778,599	20,294,665	6,989,287
Operating loss	(18,158,207)	(7,873,594)	(1,951,739)

Interest income	67,588	107,261	-
Interest expense	(472,260)	(82,612)	(3,036,342)
Other income (expense)	-	9,920	(35,500)
Write-off of note receivable from related party	-	-	(225,000)
Loss before income taxes	(18,562,879)	(7,839,025)	(5,248,581)
Provision for income taxes	-	-	-
Net loss	(18,562,879)	(7,839,025)	(5,248,581)

Preferred stock dividends	(268,750)	(664,940)	-
Non-cash fair value adjustment for exchanged warrants	(274,800)	-	-
Non-cash fair value adjustment for Series A preferred stock dividend waiver	1,826,000	-	-
Non-cash fair value adjustment for change in Series A preferred stock conversion price	(1,064,000)	-	-
Non-cash accretion of preferred stock beneficial conversion feature	(769,252)	(215,397)	-
Non-cash fair value adjustment for change in exercise price of warrants	(43,226)	-	-
Net loss to common shareholders	$(19,156,907)	$(8,719,362)	$(5,248,581)
Net loss per share to common shareholders - basic and diluted	$(0.64)	$(0.30)	$(0.24)
Weighted average common shares outstanding - basic and diluted	29,976,179	29,336,894	22,134,040

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2002	15,255,577	$152,555	$28,889,332	$(31,368,787)	$(2,326,900)

Issuance of common stock for cash net of transaction fees	3,275,000	32,750	2,364,717		2,397,467
Common stock issued with convertible notes payable, recorded as debt discount	1,082,800	10,828	1,010,017		1,020,845
Beneficial conversion feature of convertible notes payable, recorded as debt discount			1,543,310		1,543,310
Fair value of warrants issued as transaction fee in conjunction with issuance of convertible notes payable, recorded as debt issuance costs			121,725		121,725
Common stock issued upon conversion of convertible notes payable and accrued interest	2,348,079	23,481	2,787,399		2,810,880
Fair value of warrants issued in lieu of cash for services			64,140		64,140
Common stock issued pursuant to the exercise of stock options	393,660	3,937	195,124		199,061
Common stock issued pursuant to the exercise of stock options in exchange for reduction of a note payable to a former director	862,500	8,625	267,375		276,000
Common stock issued pursuant to the exercise of warrants	3,534,895	35,349	3,593,895		3,629,244
Issuance of common stock held in reserve at Distribution Date for settlement of CT Holdings liabilities	250,000	2,500	(2,500)		-
Issuance of common stock per commitment upon conversion of CT Holdings convertible note payable	675,000	6,750	(6,750)		-
Issuance of common stock in settlement of liability to former employee	25,000	250	35,250		35,500
Common stock issued as compensation	50,000	500	82,000		82,500
Fair value of common stock and stock options issued to consultants in lieu of cash for services	78,000	780	164,790		165,570
Net loss	-	-	-	(5,248,581)	(5,248,581)

Balances at December 31, 2003	27,830,511	$278,305	$41,109,824	$(36,617,368)	$4,770,761

The accompanying notes are an integral part of this consolidated financial statement.

CITADEL SECURITY SOFTWARE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2003	-	$-	27,830,511	$278,305	$41,109,824	$(36,617,368)	$4,770,761

Issuance of comvertible preferred stock net of transcation fees	15,000	13,797,283					13,797,283
Fair value of warrants issued in conjunction with preferred stock		(2,326,184)			2,326,184		-
Fair value of beneficial conversion feature of convertible preferred stock		(984,649)			984,649		-
Accretion of beneficial conversion feature		215,397			(215,397)		-
Preferred dividends					(664,939)		(664,939)
Common stock issued pursuant to the exercise of stock options			350,219	3,502	332,555		336,057
Common stock issued pursuant to the exercise of warrants			165,000	1,650	214,900		216,550
Exercise of conversion right			1,500,000	15,000	(15,000)		-
Fair value of warrants issued in conjunction with bank lines of credit					45,838		45,838
Fair value of stock options with modified terms issued to employee					129,995		129,995
Net loss						(7,839,025)	(7,839,025)
Balances at December 31, 2004	15,000	$10,701,847	29,845,730	$298,457	$44,248,609	$(44,456,393)	$10,792,520

The accompanying notes are an integral part of this financial statement.

CITADEL SECURITY SOFTWARE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock
	Series A		Series B		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2004	15,000	$10,701,847		$-	29,845,730	$298,457	$44,248,609	$(44,456,393)	$10,792,520
Fair value adjustment for issuance of exchanged warrants		(274,800)					274,800		-
Fair value adjustment for Series A preferred stock dividend waiver		(1,826,000)					1,826,000		-
Fair value adjustment for change in Series A preferred stock conversion price		1,064,000					(1,064,000)		-
Fair value adjustment for change in exercise price of warrants issued in conjunction with preferred stock		(12,000)		(31,226)			43,226		-
Issuance of Series B convertible preferred stock, net of transcation fees			7,000	6,902,396					6,902,396
Fair value of warrants issued in conjunction with Series B preferred stock				(1,623,482)			1,623,482		-
Accretion of preferred stock beneficial conversion feature		769,252					(769,252)		-
Fair value of warrants issued in conjunction with bank covenants							64,321		64,321
Preferred stock dividends							(268,750)		(268,750)
Common stock issued pursuant to the exercise of stock options					112,500	1,125	34,875		36,000
Common stock issued in lieu of cash for director's fee					110,000	1,100	86,900		88,000
Common stock issued in lieu of cash for services					50,000	500	46,000		46,500
Restricted common stock issued as compensation to directors and officers					400,000	4,000	144,000		148,000
Deferred compensation to officers							(111,000)		(111,000)
Net loss								(18,562,879)	(18,562,879)
Balances at December 31, 2005	15,000	$10,422,299	7,000	$5,247,688	30,518,230	$305,182	$46,179,211	$(63,019,272)	$(864,892)

The accompanying notes are an integral part of this consolidated financial statement.

CITADEL SECURITY SOFTWARE INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,562,879)	$(7,839,025)	$(5,248,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,949,070	1,958,709	681,806
Write-off of property and equipment	-	77,786	-
Provision for returns, allowances and bad debts	46,233	130,500	58,500
Stock-based compensation expense	37,000	129,995	82,500
Amortization of deferred credit for tenant incentive recorded as leasehold improvements	(104,554)	-	-
Amortization of debt issuance costs recorded as interest expense	130,192	16,052	333,725
Beneficial conversion feature of convertible debt recognized as interest expense	-	-	1,543,310
Common stock issued in conjunction with convertible debt recognized as interest expense	-	-	1,067,928
Common stock issued in lieu of cash for director’s fee	46,500	-	-
Common stock, warrants and stock issued in lieu of cash for services	88,000	-	265,210
Write-off of note receivable from related party	-	-	225,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,000,574)	952,905	(1,590,989)
Prepaid expenses and other current assets	533,764	(1,198,994)	(158,458)
Other assets	(24,743)	(10,014)	-
Accounts payable and accrued expenses	1,328,130	898,611	98,511
Accrued compensation and payroll tax obligations	(168,269)	645,225	(285,557)
Deferred revenue	2,135,647	137,828	2,655,002
NET CASH USED IN OPERATING ACTIVITIES	(12,566,483)	(4,100,422)	(272,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,174,067)	(5,038,193)	(411,211)
Capitalized software development costs	(2,574,984)	(3,261,210)	(1,897,497)
Issuance of note receivable to CT Holdings	-	-	(225,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,749,051)	(8,299,403)	(2,533,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock	6,902,396	13,797,283	-
Borrowings of long-term debt	4,500,000	3,500,000	-
Payments of long-term debt	(4,066,667)	(183,334)	-
Debt issue costs	(42,500)	(26,396)	-
Payment of preferred stock dividends	(456,250)	(477,439)	-
Proceeds of notes and advances from related parties	-	-	888,522
Payments on notes and advances from related parties	-	(16,903)	(1,463,160)
Proceeds from notes payable to shareholders	-	-	2,570,000
Payments on notes payable to shareholders	-	-	(537,000)
Proceeds from issuance of common stock	-	-	2,397,467
Net advances from factoring accounts receivable	924,777	-	-
Proceeds from exercise of warrants	-	216,550	3,629,244
Proceeds from exercise of stock options	36,000	336,057	199,060
Proceeds on notes receivable from issuance of common stock	-	-	201,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,797,756	17,145,818	7,885,133
Net (decrease) increase in cash and cash equivalents	(8,517,778)	4,745,993	5,079,332
Cash and cash equivalents at the beginning of the year	9,838,154	5,092,161	12,829
Cash and cash equivalents at the end of the year	$1,320,376	$9,838,154	$5,092,161

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003

Supplemental cash flow information:
Interest paid	$256,417	$54,989	$38,252
Income taxes paid	$-	$-	$-
Non-cash investing items:
Leasehold improvements funded by landlord	$-	$836,448	$-
Note payable issued as settlement of accounts payable	$-	$-	$50,000
Non-cash financing items:
Accretion of convertible preferred stock beneficial conversion feature	$769,252	$215,397	$-
Fair value of warrants issued in connection with sale of preferred stock	$1,623,482	$2,326,184	$-
Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$64,321	$45,838	$-
Fair value adjustment for exchanged warrants	$274,800	$-
Fair value adjustment for Series A preferred stock dividend waiver	$1,826,000	$-
Fair value adjustment for change in Series A preferred stock conversion price	$1,064,000	$-
Fair value adjustment for change in exercise price of warrants issued in conjunction with preferred stock	$43,226	$-
Preferred stock dividend accrued	$-	$187,500	$-
Beneficial conversion feature of convertible preferred stock	$-	$984,649	$-
Issuance of common stock through exercise of exchange right by officer	$-	$15,000	$-
Exercise of stock options in exchange for note payable plus accrued interest due former director	$-	$-	$276,000
Conversion of note payable plus accrued interest into shares of common stock	$-	$-	$2,810,881
Note payable issued for financing fees recorded as debt issuance costs	$-	$-	$212,000
Warrants to purchase common stock issued with convertiblenote payable recorded as debt issuance costs	$-	$-	$121,725
Beneficial conversion feature of convertible notes payable recorded as debt discount	$-	$-	$1,543,310
Common stock issued with convertible notes payable recorded as debt discount	$-	$-	$1,020,845

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Citadel Security Software Inc. ( “Citadel”) and its wholly-owned subsidiary, Citadel Security Software International LLC, (collectively referred to as the “Company”) have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

Description of Business

Citadel provides enterprise vulnerability management and policy compliance and enforcement solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions including Citadel’s patented technology included in its Hercules®, product, powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. In June 2005 the Company released its latest version of the Hercules solution, Hercules 4.0 and reconfigured the product into three components, Compliance Manager, Remediation Manager and Enterprise Reporting. AssetGuard, which provides the ability to collect detailed workstation and server device information and store that information in the Hercules database repository, and ConnectGuard, which provides endpoint security by quarantining remote and local machines before allowing them to reconnect to the network, checking for security policy compliance, and applying remedies to out of compliance machines before releasing the quarantine and allowing network access, are contained within the components of Hercules and may still be licensed separately to customers with older version of the Hercules product. In addition, Hercules 4.0 is available in two formats, as traditional enterprise software or as software pre-installed on a hardware appliance. SecurePC™ and NetOFF™ are security management solutions for networks and personal workstations which are designed to secure and manage personal computers as well as local area networks. With Citadel’s solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation.

The Company's security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a stand alone company in a pro rata dividend distribution to the shareholders of the former parent company (the "Distribution"). The Company is a Delaware corporation and is headquartered in Dallas, Texas with an additional office in Reston, Virginia. On April 30, 2004 the Company’s stock moved from the OTCBB to the NASDAQ Capital Market and trades under the symbol “CDSS”. In October 2005 the Company formed a wholly owned subsidiary, Citadel Security Software International LLC for the purposes of managing the Company’s international operations. Citadel’s website can be found at www.citadel.com.

Liquidity and Plan of Operations

At December 31, 2005 the Company had cash and cash equivalents of approximately $1.3 million, a net working capital deficiency of approximately $5.7 million and a stockholders’ equity deficit of approximately $865 thousand. In addition, the Company used cash in its operating activities totaling approximately $12.6 million and incurred a net loss of approximately $18.6 million during the year ended December 31, 2005.

During 2005 the Company took actions to improve financial performance including reductions in costs and expenses, the hiring of new sales management and the reorganization of the sales team. The Company also began offering new ways for its customers to license its software solution including usage based pricing, subscription pricing and Hercules on an appliance. Some of the benefits of these actions began to be realized during the third and fourth quarters of 2005.

The Company believes that the current sales management, the reorganization of the sales team, the new selling models introduced in 2005 and selling models that may be introduced in 2006 can continue the trend in increased orders for the next twelve months, although any one quarter's total orders could be skewed upward or downward resulting from the timing of the booking of large contracts that are in the pipeline. The expected increase in orders is expected to cause a corresponding increase in cash inflows to the Company.

During the third and fourth quarters of 2005 the Company took actions to reduce costs and expenses. A substantial portion of these actions was a reduction in force. The Company expects to replace key positions as necessary and will add additional personnel to support additional contract order opportunities. In addition discretionary spending has been reduced. As a result of these cost and expense reduction actions taken in 2005, the Company expects that the total of its fixed costs and discretionary expenses will be reduced as much as $1.5 million to $2 million per quarter in 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings. The Company believes that it will continue to have access to capital to fund the operations but the Company has no plans as of the filing date of this report to raise additional funds. From time-to-time in 2005 the Company's CEO has advanced funds to the Company to meet short-term working capital needs. The total amounts advanced during 2005 were approximately $881,000, all of which was repaid to the CEO by February 1, 2006. The Company's CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors.

The Company believes that the execution of its business plan including strategies to grow revenue and control costs and expenses, combined with liquidity available from our Factoring Agreement and the commitment from the Company's CEO, is sufficient to fund operations for the next twelve months. If needed, Citadel may also consider raising additional debt or equity capital under the right circumstances. However, there can be no assurance that the Company will be able to raise debt or equity capital at terms it considers reasonable and prudent or that the Company will be able to fully execute its business plan in 2006.

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

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies have been designed to follow the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Revenue from license fees is generally recognized when a fixed fee order has been received and delivery to the customer has occurred. If software media and documentation are shipped FOB “Origin”, license fee revenue is recognized when shipped. If software media and documentation are shipped FOB “Destination”, license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and content subscriptions provide the customer with vulnerability remediation content updates on a when and if available basis. Content and customer support contracts include access to the vulnerability remediation content database for the term of the agreement and are sold separately from the license. The related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management's estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been estimated and recorded at December 31, 2005. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers liscense the products to the end-user. When distributors and resellers agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments. Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products. Citadel defers revenue until payment is received. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors was required at December 31, 2005.

Under the Company’s sell-through business model, and as a convenience to government customers, the Company’s products may be licensed through government contractors, including system integrators. These government contractors hold the preferred purchasing and contracting vehicles for the various government agencies to purchase information technology products and services including the Company’s products and services. The Company typically enters into a subcontract with these prime contractors to sell through to the government agency. The Company’s contracts with these government contractors generally do not contain an express right of return; however, these government contractors may order products in advance of receiving the order from the government agency. When the government contractor has not delivered the product to the end user customer, the Company defers revenue recognition until the government contractor has received confirmation of delivery to the end user agency or the Company has received payment for the product and any contingencies have lapsed.

The Company also offers its products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. For the year ended December 31, 2005, the Company had approximately $109,000 of contracts under subscription of which the Company recognized approximately $44,000 of subscription revenue. No subscription revenue was recognized for the years ended December 31, 2004 and 2003.

In June 2005 Citadel announced the availability of the Company’s Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the year ended December 31, 2005.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization of capitalized software development cost is classified in costs of revenue on the statements of operations. The Company’s products operate on or with other third party operating systems and software. When determining the useful life of a product, the Company considers factors such as the current state of the technology, operating systems upon which the Company’s products operate, competitive products and the potential use of its products by the end user. Technological advances in software operating systems and other software technologies upon which the Company’s products rely may shorten the expected life cycle of some versions of its products. The Company makes an assessment of the useful lives of its products at each balance sheet date. If that assessment determines that a shortened product life has occurred, the Company amortizes the remaining unamortized balances over the new estimated useful life of the product.

The Company's product development strategy has been architected for the current and future releases of Microsoft Windows, UNIX, Linux, Mac and other well established operating systems. The Company believes that this cross platform strategy reduces the potential exposure to product obsolescence due to rapid changes in operating systems, customer preferences or technological obsolescence due to the introduction of new operating systems or competing products. However, it is possible that these factors may change in the future as the Company's business model is adapted to changes in technology, changes in customer buying patterns and changes in the software industry's revenue licensing models.

The Company evaluates the estimated net realizable value of each software product at each balance sheet date. The Company’s estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future. The Company determined that no write-down of capitalized software development costs was required at December 31, 2005, 2004 or 2003, respectively.

A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Years Ended December 31,
	2005	2004	2003
Product development expense, net of capitalized software development costs	$2,443,864	$1,995,612	$392,967
Software development costs capitalized	$2,574,984	$3,261,210	$1,897,47
Software amortization expense	$2,192,115	$1,287,927	$473,881

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the years ended December 31, 2005, 2004 and 2003, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

The effect of Citadel stock options for 8,843,250 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at December 31, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at December 31, 2005 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. The effect of Citadel stock options for 7,993,000 shares of Citadel common stock and 1,434,881 Citadel warrants outstanding at December 31, 2004 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at December 31, 2004 into 3,000,000 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. The effect of Citadel stock options for 6,846,000 shares of Citadel common stock and 165,000 Citadel warrants outstanding at December 31, 2003 have been excluded from the weighted average shares computation as they are antidilutive.

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

During 2005, pursuant to the terms of the Allied Agreements, Citadel transferred $3,514,248 of the Company’s accounts receivable to Allied, for which Citadel received $2,864,112 in cash proceeds. The Company has the right, and is obligated, to repurchase transferred receivables under the Allied Agreements and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The December 31, 2005 balance sheet includes $1,177,916 of uncollected trade receivables transferred to Allied and a balance due to Allied of $924,777, presented on the balance sheet as “Factoring line of credit”.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment, if any, is measured by the amount by which the asset exceeds its fair value typically represented by quoted marked values or, when and if available, the future discounted cash flow associated with the asset.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the years ended December 31, 2005, 2004 and 2003 was approximately $1,573,000, $1,183,000 and $220,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

If the Company had recognized compensation expense on a straight-line basis over the vesting period of the options, based upon the fair value at the grant date for options granted to employees, officers and directors during the year ended December 31, 2005, 2004 and 2003 the pro forma effect on net loss and net loss per share would have been as follows:

	Years Ended December 31,
	2005	2004	2003
Net loss to common shareholders as reported	$(19,156,907)	$(8,719,362)	$(5,248,581)

Add: Stock-based employee compensation expense included in reported net loss	37,000	129,995	82,500
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,838,922)	(1,916,398)	(1,073,445)
Pro forma net loss to common shareholders	$(20,958,829)	$(10,505,765)	$(6,239,526)

Net loss per share to common shareholders:
As reported - basic and diluted	$(0.64)	$(0.30)	$(0.24)
Pro forma - basic and diluted	$(0.70)	$(0.36)	$(0.28)

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt the modified prospective method of SFAS No. 123R on January 1, 2006.

The adoption of SFAS No. 123R will require the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial statements.

NOTE B - CONCENTRATION OF CREDIT RISK

At December 31, 2005, the Company had approximately $1.2 million in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from their customers. At December 31, 2005, approximately 91% of the Company’s gross accounts receivable was due from BAE Systems, Inc., a U.S. government systems integrator. At December 31, 2004, approximately 74% of the Company’s gross accounts receivable was due from the following three customers: approximately $193,000 due from BAE Systems, Inc.; approximately $126,000 due from Providence Health Systems; and approximately $140,000 due from WorldCom Purchasing. Allowances for credit losses are maintained at levels considered adequate by management.

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets consist of the items listed in the table below:

	December 31,
	2005	2004
Prepaid commissions	$380,147	$695,371
Prepaid marketing and advertising expenses	336,131	387,727
Prepaid insurance premiums	148,772	227,337
Prepaid software and hardware maintenance contracts	65,296	147,205
Other	2,245	8,714
	$932,591	$1,466,354

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciation is computed using the straight-line method over the estimated useful lives ranging from one to eight years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Major classes of property and equipment are as follows:

		December 31,
	Useful life (in years)	2005	2004
Furniture	1 - 8	$1,088,112	$980,714
Office equipment	1 - 5	393,281	384,377
Computer equipment and internal use software	1 - 5	3,678,648	3,429,681
Leasehold improvements	2 - 8	2,449,585	2,288,034
		7,609,626	7,082,806
Less accumulated depreciation and amortization		(2,483,398)	(726,444)
Net property and equipment		$5,126,228	$6,356,362

In May 2004 the Company signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The Company moved into the new office space in November 2004 and at that time abandoned certain furniture, equipment and leasehold improvements in place at the prior office resulting in a write-off of property and equipment of $77,786. The write-off consisted of following assets:

Furniture	$240,232
Office equipment	87,101
Computer equipment and internal use software	761,804
Leasehold improvements	143,494
1,232,631
Less accumulated depreciation and amortization	(1,154,845)
Net property and equipment	$77,786

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the items listed in the table below:

	December 31,
	2005	2004
Accounts payable, trade	$2,475,077	$1,695,566
Accrued rent	717,730	251,823
Accrued sales and franchise taxes	171,739	350,974
Accrued interest payable	103,750	-
Other accrued expenses	253,255	742,302
	$3,721,551	$3,040,665

NOTE F - ACCRUED COMPENSATION AND PAYROLL TAX OBLIGATIONS

The components of accrued compensation consist of the items listed in the table below:

	December 31,
	2005	2004
Accrued commissions and incentive compensation	$724,579	$712,603
Accrued vacation pay	301,777	350,974
Payroll tax obligations	219,045	350,093
	$1,245,401	$1,413,670

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
Deferred tax assets (liabilities)	2005	2004
Net operating loss carryforwards	$11,306,000	$4,582,000
Accounts receivable allowance	71,000	71,000
Accrued expenses	601,000	333,000
Long-term deferred revenue	135,000	-
Stock compensation expense	(38,000)	-
Prepaid expenses	(129,000)	-
Capitalized software development costs	(1,507,000)	(1,376,000)
Property and equipment	(581,000)	(121,000)
Total deferred tax assets	9,858,000	3,489,000
Valuation allowance	(9,858,000)	(3,489,000)
Total deferred tax assets, net	$-	$-

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes is explained below:

	Years Ended December 31,
	2005	2004	2003
Benefit computed at federal statutory rate	$(6,311,000)	$(2,665,000)	$(1,785,000)
Increase in valuation allowance	6,369,000	2,457,000	678,000
Other	(273,000)	-	-
Permanent differences	215,000	208,000	1,107,000
	$-	$-	$-

For federal income tax purposes, at December 31, 2005 the Company had a net operating loss carryforward of approximately $33,200,000. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2023. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE H - LONG-TERM DEBT

On April 15, 2004 the Company completed a Loan and Security Agreement (the “Original Agreement”) with Comerica Bank (“Comerica”), securing credit lines aggregating $3,500,000. Of this amount, $750,000 was a revolving line of credit which if used would be secured by accounts receivable defined in the Original Agreement and bear interest at 1.5% above Comerica’s prime lending rate. The remaining $2,750,000 credit line was available in two tranches to fund capital equipment expenditures through December 31, 2004. These loans would be secured by the capital equipment acquired with the proceeds of the borrowings and bear interest at 1.75% above Comerica’s prime lending rate. Through December 30, 2004 the Company used the full amount of the $2,750,000 credit line to fund capital expenditures during 2004. The revolving line of credit remained unused as of December 30, 2004 and on that date Citadel and Comerica entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which Comerica and Citadel agreed to amend the Original Agreement to convert $750,000 of available indebtedness under the Original Agreement from revolving indebtedness to equipment financing. Comerica advanced this $750,000 to Citadel on December 31, 2004. During 2004, the Company made payments against the borrowings of $183,334, resulting in a total note payable as of December 31, 2004 of $3,316,666, of which $1,327,273 was classified as current and $1,989,393 was classified as long-term.

The Original Agreement required the Company to maintain cash balances at Comerica and to meet certain financial, non-financial and other affirmative and restrictive covenants, including adjusted quick ratio, EBITDA as defined in the Original Agreement and fixed charged coverage ratio. Prior to December 31, 2004 the Company recognized that it would not be in compliance with certain of the fixed charge and adjusted quick ratios and received a waiver from Comerica for the defaults, conditional upon the restructuring of the covenants, which was completed in the first quarter of 2005.

During 2005, Citadel entered into four amendments (the “Amendments”) to the Original Agreement. Citadel and Comerica agreed to modify the existing financial covenants to require the Company to maintain its minimum cash balance at $1,000,000 and eliminate the liquidity ratio test and EBITDA requirements. Per the Amendments, Citadel's minimum cash balance requirement of $1,000,000 would be waived from August 15, 2005 until the earlier of (i) the date on which Citadel raises additional equity capital or (ii) September 30, 2005.  Following October 1, 2005, Citadel would be required to maintain a minimum cash balance of $1,500,000.  In addition, as of October 1, 2005, Citadel's monthly payments on one tranche of its loans from Comerica would increase from $22,727 plus interest, to $72,727 per month. The Amendments also provided for an additional revolving credit line of up to $750,000 based on a borrowing base of up to 80% of Citadel’s eligible accounts receivable. The loan would bear interest at Comerica’s prime rate plus 1.75% and had a maturity date of September 30, 2005. On September 15, 2005, Citadel borrowed $750,000 pursuant to an additional revolving credit line provided by a Fifth Amendment bringing the total principal amounts due to Comerica Bank to approximately $3.1 million. The other material terms of the credit facilities, including interest rate, security, and final maturity, remained the same as under the Original Agreement, as amended.

In 2004, Comerica received warrants to purchase 9,881 shares of common stock at an exercise price of $5.06 per share at a Black-Scholes fair value of approximately $45,838. In 2005, Comerica received warrants for 18,050 of common stock at an exercise price of $1.79 per share at a Black-Scholes fair value of approximately $31,317 and 45,000 shares of common stock at an exercise price of $1.56 per share at a Black-Scholes fair value of approximately $33,005. The fair value of the warrants was recorded as debt issue costs and an increase to additional paid in capital. Debt issue costs are amortized to interest expense at the greater of the interest method or straight-line over the remaining term of the debt. For the years ended December 31, 2005, 2004, and 2003, debt issue cost amortization included in interest expense was $130,192, $16,052 and $333,725, respectively.

On October 10, 2005 Citadel and Lacerte entered into a Loan and Security Agreement and Intellectual Property Security Agreement (the “Agreements”). Under the Agreements, Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and an interest rate of 12%. The proceeds of the loan were used to retire principal amounts due to Comerica on October 10, 2005 of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreements require quarterly interest payments and payment of the principal balance at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Citadel has agreed to pay a five percent (5%) premium to Lacerte upon early repayment of the loans or upon a change in control, and paid a one percent (1%) loan origination fee. The obligations under the Agreements may be accelerated in the event of a default under the Agreements, including a failure to pay amounts when due or a breach of the Agreements by Citadel. Satellite, holder of the Series A and Series B convertible preferred stock, agreed to permit Citadel to issue the senior security to Lacerte in consideration for a reduction in the exercise price of their warrants to purchase approximately 4.0 million shares of the Company’s common stock issued in conjunction with the Series A and Series B convertible preferred stock from $1.75 per share to $1.56 per share, as discussed in Note M. The December 31, 2005 balance of the note payable to Lacerte was $3,750,000 and was classified as long-term debt on the balance sheet.

NOTE I - OTHER NON-CURRENT LIABILITIES

In accordance with FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases”, tenant improvement allowances are recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statement of cash flows. During the year ended December 31, 2004, the Company entered into a lease agreement with an eight year term for new office space in Dallas, Texas. The lease agreement included a lease incentive for tenant improvements of $836,448 which was recorded as leasehold improvements and deferred rent liability. At December 31, 2005, $104,556 was recorded as current deferred rent and $609,912 was recorded as a non-current liability. At December 31, 2004, $104,556 was recorded as current deferred rent and $714,466 has been recorded as a non-current liability. The current and non-current deferred rent liabilities are being amortized as an offset to rent expense over the remaining lease term.

NOTE J - COMMON STOCK AND WARRANTS ISSUED DURING 2003

Subscription Agreements with Accredited Investors

In January 2003, the Company entered into subscription agreements with 15 accredited investors (the “Accredited Investors”) for the sale of (i) 3,275,000 shares of common stock for gross proceeds of $2,625,000 (before approximately $228,000 of placement agent as well as legal and accounting and fees) and (ii) warrants to buy 1,637,500 shares of common stock. The warrants have an exercise price of $1.50 per share, expire in three years and may be terminated by the Company, at its option, when the closing market price of the Company's common stock has closed at or above $2.40 per share for ten consecutive trading days. In addition, the placement agent received warrants to purchase 245,625 shares of common stock at $1.18 per share, the closing per share price of common stock on January 29, 2003, and have a five year term.

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

On October 31, 2003 the closing market price of the Company's common stock had exceeded $2.40 per share for the previous ten days and as a result, the Company notified the warrant holders of its intent to terminate the warrants on November 10, 2003. On November 10, 2003 proceeds of approximately $2,373,000 were received from the exercise of 314,763 Prior Warrants and 1,560,559 New Warrants for 1,875,322 shares of stock. In addition, warrants for 99,014 shares of common stock were exercised by the placement agent for approximately $133,000 of cash proceeds. At December 31, 2005, 2004 and 2003, no Prior Warrants remain outstanding.

Issuance and Conversion of 12% Senior Convertible Notes

In September 2003 the Company closed a debt financing transaction and received gross proceeds of $2,120,000 and issued 12% Senior Convertible Promissory Notes (the "Notes") to a limited number of accredited investors (the "Noteholders"). The Notes and accrued interest were due the sooner of 90 days after issuance or 10 days after the Company received at least $2,000,000 in proceeds from the sale of equity securities. The net proceeds of the Notes were used for general working capital purposes. In addition, the Noteholders received 848,000 restricted shares of common stock of the Company with an estimated fair value of approximately $783,079. The debt discount was fully amortized into interest expense during the year ended December 31, 2003. In the event of default, for each month in default, the Noteholders would have received warrants to purchase one half of one share for every dollar of principal amount loaned, with an exercise price of $0.50 per share.

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

Convertible Shareholder Notes

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

Other Common Stock Issuances

During the year ended December 31, 2003, 78,000 shares of common stock (plus stock options for 75,000 shares of common stock) were issued for services rendered by consultants to the Company. The fair value of the shares of common stock and options was approximately $165,570 and was recorded as general and administrative expense. In addition, the Company issued 25,000 shares of stock, with a fair value of approximately $35,500, to a former employee in settlement of a claim for compensation.

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

NOTE L - COMMON STOCK ISSUED IN 2005

In 2005, the Company issued 110,000 shares of common stock to an investor relations firm for payment of services in lieu of cash.  The fair value of the common stock of $88,000 was recorded as a charge to selling, general and administrative expense with a credit to common stock for the par value and to additional paid-in capital for the excess over par value.  In addition, the Company issued 112,500 shares of its common stock upon the exercise of employee stock options in return for cash of $36,000 received for the aggregate exercise price of the options.

Also in 2005, the Company  issued 50,000 shares of common stock in lieu of cash to a board member for director’s fees. The fair value of the common stock of $46,500 was recorded as a charge to selling, general and administrative expense with a credit to common stock for par value and to additional paid in capital for the excess over par value.

On December 21, 2005, the Company granted 50,000 shares of restricted stock to each of six executives and 25,000 shares of restricted stock to each of the Company’s four outside directors. The shares of restricted stock issued to the executives vest in one year or upon a change in control if the executive remains employed with the Company (unless terminated without cause), and the shares of restricted stock issued to the directors are immediately vested. The fair value of the restricted stock was based on the closing market value of Citadel’s stock on the grant date. The $37,000 fair value of the directors’ 100,000 shares of restricted stock was recorded as general and administrative expense in 2005. The $111,000 fair value of the executives’ 300,000 shares of restricted stock was recorded as a decrease to additional paid in capital and will be amortized to compensation expense over the one year vesting period.

NOTE M - REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock (“Series A Shares”)

On February 10, 2004 the Company completed a private placement of $15,000,000 in gross proceeds for the issuance of 15,000 shares of its Series A Shares and five-year warrants (“Series A Warrants”) for 1.2 million shares of common stock. Net proceeds received were approximately $13,797,000 after payment of placement fees of $1,125,000 as well as legal, accounting and filing fees of approximately $78,000. The placement agents for the transaction also received warrants (with the same terms and conditions as the Series A Warrants) to purchase 225,000 shares of common stock at an exercise price of $5.15 per share, a premium to the market price at the commitment date. Using the Black-Scholes pricing model, the fair value of the Series A Shares, the Series A Warrants and the placement agents warrants were estimated at approximately $11,471,000, $1,915,000 and $411,000, respectively, with the fair value of all of the warrants recorded as a credit to additional paid in capital. Using the relative fair values of the Series A Shares and the warrants, the Company estimated the non-cash relative fair value of the Series A Share beneficial conversion feature to be approximately $985,000, which was recorded as an increase to additional paid in capital. For the year ended December 31, 2004, $215,397 of the beneficial conversion feature was accreted and during the first nine months of 2005, $141,145 of the beneficial conversion feature was accreted. In the third quarter of 2005, in conjunction with the revised terms and conditions of the Series A Shares approved at the Company’s annual stockholder’s meeting, as well as a decline in the market price of the Company’s common stock, the Company determined that the beneficial conversion feature no longer existed and accordingly, fully accreted the remaining unaccreted fair value of the beneficial conversion feature related to the Series A Shares of $628,107, representing a decrease to additional paid-in capital and an increase to the net loss to common shareholders.

On May 9, 2005, in connection with the issuance of the Series B preferred stock (discussed below), Citadel and Satellite entered into an Exchange Agreement where Citadel agreed to exchange the Series A Warrants for Exchange Warrants to purchase up to 1.2 million shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants. On May 9, 2005, 1 million shares of the Exchange Warrants became immediately exercisable. The remaining 200,000 became exercisable upon shareholder approval in July 2005. The Warrants issued are exercisable (in whole or in part) at any time on or before the expiration of their 10-year terms. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800.

In October 2005, Satellite agreed to permit Citadel to issue a senior security in consideration for a reduction in the exercise price of their 1,200,000 Exchange Warrants from $1.75 per share to $1.56 per share. The fair value of the Exchange Warrants immediately prior to the conversion price change was estimated and compared to the fair value of the Exchange Warrants immediately following the conversion price change, resulting in an increase to additional paid in capital and an decrease to the net loss to common shareholders of $12,000.

The Series A Shares have a maturity of four years and are convertible into common stock of Citadel at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in cash at 101% of the liquidation preference of the Series A Shares in the event that (i) Citadel fails to issue shares of common stock and deliver certificates representing such shares to the holder as and when required upon conversion of the Series A Shares or upon conversion of the Series A/Exchange Warrants (and such failure continues for ten business days), (ii) Citadel fails to file the registration statement as required by the terms of the transaction documents, or (iii) a change in control occurs. The occurrence of an event requiring mandatory redemption is not considered probable.

The Series A Shares have a liquidation preference in an amount equal to their stated value of $1,000 per share plus accrued and unpaid dividends. Holders of the Series A Shares have liquidation preference rights over common stockholders. Citadel also has the right to automatically convert the Series A Shares into common stock upon achieving certain milestones. Upon maturity, the Company will pay the holders of Series A Shares cash equal to the aggregate liquidation preference of the Series A Shares, or, if certain conditions are met, including the listing of the Company’s common stock on the New York Stock Exchange, NASDAQ National Market, or NASDAQ Capital Market, the Company may pay the holders in shares of common stock. Holders of the Series A Shares have no voting rights with respect to the business, management or affairs of the Company; provided that the Company shall provide each holder with prior notification of each meeting of stockholders.

Prior to the July 2005 shareholders meeting, dividends on the Series A Shares were payable quarterly in cash at a 5% annual rate or 6% if paid in shares of common stock at Citadel’s option and if certain milestones were met. The Company paid $477,439 of preferred stock dividends during 2004 and had accrued dividends payable $187,500 at December 31, 2004. The Company paid $456,250 of preferred stock dividends in 2005. In July 2005, the holder of the Series A Shares agreed to waive the dividend requirements of the Series A Shares upon shareholder approval obtained at the shareholders meeting. The estimated fair value of the benefit related to the waiver of dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common shareholders.

Also in July 2005, Citadel obtained shareholder approval for the possible issuance of common stock in excess of 19.99% of the number of shares of common stock outstanding on the closing date (as a result of possible adjustment to the conversion price), as required under the applicable listing requirements of the NASDAQ Capital Market, to increase its authorized number of shares common stock to 100,000,000, and to amend the Certificate of Designations of its Series A Shares to reduce the conversion price from $5 to $3. The fair value of the Series A Shares immediately prior to the conversion price change was estimated and compared to the fair value of the Series A Shares immediately following the approval of the conversion price change, resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders of $1,064,000.

Series B Convertible Preferred Stock (“Series B Shares”)

On May 9, 2005, Citadel entered into agreements with Satellite related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Shares, convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and Series B Warrants to purchase approximately 2.8 million shares of common stock of Citadel at an initial exercise price of $1.75 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Series B Warrants, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended.

On May 9, 2005, Citadel completed the sale to Satellite of $7 million of the $11.0 million private placement of the Series B Shares (convertible into approximately 4.5 million shares of common stock at the initial conversion price) and Series B Warrants to purchase approximately 1.8 million shares of common stock. Net proceeds received were approximately $6,902,000 after payment of approximately $98,000 of legal fees. The relative fair value of the Series B Shares and the Series B Warrants were estimated at approximately $5,796,000 and $1,204,000, respectively. The fair value of the Series B Warrants is recorded as a credit to additional paid in capital. The proceeds from the preferred stock financing are being used for working capital and general corporate purposes.

The Company had a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and Series B Warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at the annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price. The registration statement became effective in September 2005, however, the minimum bid requirement was not met and the put option expired. Pursuant to the requirements of the put option, Citadel issued approximately 1 million additional Series B Warrants to the investor in August 2005. The fair value of these additional Series B Warrants was estimated at approximately $419,000 and is recorded as a credit to additional paid in capital. The Series B Warrants are exercisable (in whole or in part) at any time on or before the expiration of their 10-year terms.

In October 2005, Satellite agreed to permit Citadel to issue a senior security in consideration for a reduction in the exercise price of their 2,838,710 Series B Warrants from $1.75 per share to $1.56 per share. The fair value of the Series B Warrants immediately prior to the conversion price change was estimated and compared to the fair value of the Series B Warrants immediately following the conversion price change, resulting in an increase to additional paid in capital and a decrease to the net loss to common shareholders of $31,226.

The Series B Shares have a maturity of four years and are convertible into common stock of Citadel, initially at a conversion price of $1.55 per share. The conversion and exercise prices are subject to adjustment in certain events, and the investor has the right to require Citadel to redeem the securities in cash at 101% of the liquidation preference of the Series B Shares in the event that (i) any representation or warranty of the company made in the transaction documents fails to be true and correct in all material respects, (ii) the Company fails to perform in all material respects its covenants and agreements in the transaction documents, or (iii) a liquidation event occurs. If a change in control occurs, a holder may require Citadel to repurchase such holder’s Series B Shares in cash at 120% of the liquidation preference. The occurrence of an event requiring mandatory redemption is not considered probable.

The Series B Shares have a liquidation preference in an amount equal to their stated value of $1,000 per share and are pari passu securities with the Series A Shares. The Series B Shares do not accrue dividends (unless Citadel declares dividends on its common stock). Citadel has the right to automatically convert the Series B Shares into common stock upon achieving certain milestones. Upon maturity, the Company will pay the holders of Series B Shares cash equal to the aggregate liquidation preference of the Series B Shares, or, if certain conditions are met, including the listing of the Company’s common stock on the New York Stock Exchange, NASDAQ National Market, or NASDAQ Capital Market, the Company may pay the holders in shares of common stock. The Series B Shares are generally non-voting securities, except for certain protective provisions where the holders of Series B Shares are entitled to vote as a separate class.

NOTE N - STOCK OPTIONS AND WARRANTS

The Company's 2002 Stock Incentive Plan (the “Plan”) became effective on May 17, 2002. Under the Plan the Company may grant options to purchase shares of common stock to eligible participants. On September 21, 2004 the Company's stockholders approved amendments to the Plan, including an increase in the shares of common stock reserved for issuance by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares. Eligible participants include all employees, officers, directors and certain consultants to the Company. The Plan allows for the grant of non-qualified or incentive stock options. The options granted have a term of 10 years and generally vest over a period of three years. Activity under the Plan for the years ended December 31, 2005, 2004 and 2003 was as follows:

		Outstanding Options
	Options available for issuance	Number of options	Weighted average exercise price
Balance at December 31, 2002	1,066,500	433,500	$0.54
Grants	(998,000)	998,000	$1.60
Exercised	-	(160,335)	$0.36
Cancelled	252,665	(252,665)	$1.00
Balances at December 31, 2003	321,165	1,018,500	$1.47
Authorized	1,500,000		-
Grants	(854,000)	854,000	$3.86
Exercised	-	(176,889)	$1.07
Cancelled	377,611	(377,611)	$2.59
Balances at December 31, 2004	1,344,776	1,318,000	$2.73
Grants	(1,899,000)	1,899,000	$1.13
Exercised	-	-	-
Cancelled	890,000	(890,000)	$2.41
Balances at December 31, 2005	335,776	2,327,000	$1.59

The table below summarizes the range of exercise prices of options outstanding and exercisable under the Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices:	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price	Number of options	Weighted average exercise price
$0.32 to $1.09	1,068,000	9.39	$0.61	99,500	$0.63
$1.18 to $1.32	190,000	7.36	$1.28	152,085	$1.28
$1.35 to $2.35	637,500	8.77	$1.79	99,792	$1.83
$2.49 to $3.05	121,500	8.47	$2.65	53,584	$2.65
$3.13 to $4.35	205,000	8.43	$4.07	97,543	$4.13
$4.40 to $6.25	105,000	8.44	$4.99	50,001	$5.07

In addition, the Company granted options outside of the Plan. The table below summarizes option grants and exercises outside of the Plan. The options granted have a term of 10 years and generally vest over periods of from one to three years.

	Outstanding Options
	Number of options	Weighted average exercise price
Balances at December 31, 2002	5,466,667	$0.33
Grants	2,075,000	$1.62
Exercised	(1,095,825)	$0.38
Cancelled	(618,342)	$0.90
Balances at December 31, 2003	5,827,500	$0.72
Grants	1,447,500	$3.69
Exercised	(173,330)	$0.85
Cancelled	(426,670)	$3.25
Balances at December 31, 2004	6,675,000	$1.17
Grants	825,000	$1.32
Exercised	(112,500)	$0.32
Cancelled	(871,250)	$2.74
Balances at December 31, 2005	6,516,250	$0.99

The table below summarizes the range of exercise prices of options outstanding and exercisable outside the Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices:	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price	Number of options	Weighted average exercise price
$0.32 to $0.34	4,043,750	6.22	$0.33	4,043,750	$0.33
$0.87 to $0.93	450,000	9.57	$0.88	12,500	$0.93
$1.11 to $1.28	675,000	7.52	$1.24	675,000	$1.24
$1.65 to $2.35	690,000	8.77	$1.85	356,250	$1.84
$2.55 to $3.56	285,000	8.56	$3.01	159,167	$3.04
$4.20 to $5.15	372,500	8.24	$4.72	279,167	$4.73

The weighted-average grant date fair value for the options granted was approximately $0.44, $3.75 and $1.06 per share for the years ended December 31, 2005, 2004 and 2003 respectively. This estimate was made using the Black-Scholes option pricing model with the weighted-average assumptions shown in the table below. The weighted-average expected volatility was based on the volatility of the trading prices for Citadel common stock. The risk free rate presented is a weighted average based on the daily published interest rates for treasury bills with similar maturities as the estimated option lives.

	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.85%	2.55%	1.76%
Expected volatility	109%	124%	115%
Expected life (in years)	5.0	5.0	5.0

During the year ended December 31, 2004 the Company agreed to modify the option agreement to extend the exercise termination date for one terminated employee and accordingly recognized the estimated fair value of the stock options of approximately $130,000 which is included in general and administrative expense.

The warrants issued during 2005, 2004 and 2003 were issued in conjunction with the debt and equity financing transactions (see Notes H, K and M). The proceeds from the exercise of warrants during the years ended December 31, 2004 and 2003 were $216,550 and $3,629,244, respectively. There were no warrant exercises in the year ended December 31, 2005.

	Outstanding Warrants
	Number of warrants	Weighted average exercise price
Balance at December 31, 2002	20,000	$0.80
Issued	3,687,698	$1.08
Exercised	(3,534,895)	$1.07
Cancelled	(7,803)	$1.18
Balance at December 31, 2003	165,000	$1.31
Issued	1,434,881	$5.15
Exercised	(165,000)	$1.31
Cancelled	-	-
Balance at December 31, 2004	1,434,881	$5.15
Issued	4,101,760	$1.56
Exercised	-	-
Cancelled	(1,200,000)	$5.15
Balance at December 31, 2005	4,336,641	$1.76

NOTE O - EMPLOYEE BENEFIT PLANS

Citadel sponsors the Citadel Security Software Inc. 401(k) Retirement Savings Plan (the “Plan”) for all eligible employees of the Company. Under the terms of the Plan, employees may make contributions to the Plan. The Company did not make contributions to the Plan during the years ended December 31, 2005, 2004 and 2003.

NOTE P - COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2005 future minimum lease payments under non-cancelable operating leases were as follows:

2006	$759,907
2007	673,812
2008	645,461
2009	752,808
2010	752,808
Thereafter	1,380,148
Total	$4,964,944

The Company leases office space for its corporate headquarters in Dallas, Texas under an operating lease, the base term of which expires in October 2012. The Company also has an office lease for space in Reston, Virginia that expires in April 2007. Citadel does not have any obligations that extend beyond the base terms of these leases. Both leases contain escalation provisions. In accordance with SFAS No. 13 “Accounting for Leases”, FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases”, and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases”, the Company records rent expense on facility leases on a straight-line basis. Citadel does not have any obligations that extend beyond the base terms of these leases. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $808,180, $522,803 and $197,282, respectively.

Commitment to Issue Stock

On May 17, 2002 Citadel was spun off from its former parent company, CT Holdings, Inc. On May 1, 2002, CT Holdings, reserved shares of its common stock (together with dividends and distributions on these shares) for issuance in connection with the settlement of certain of its liabilities to certain parties. CT Holdings has reached settlements on all but one of the parties. Because the negotiation for the settlement of this liability has not been concluded, and if an when concluded, Citadel would be required to issue shares of its common stock, 12,500 shares of common stock have been held in reserve at December 31, 2005 to issue if and when, CT Holdings enters into a final settlement agreement with the remaining party.

Warranty Provision and Guarantees

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

Under the terms of Citadel’s software license agreements, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or trade secret of a third-party, Citadel will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. This infringement indemnification is included in all of our software license agreements. In the event the customer cannot use the software due to infringement and Citadel can not obtain the right to use, replace or modify the license in a commercially reasonable manner so that it no longer infringes then Citadel may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license.

Under the terms of Citadel’s customer support services agreements, if the Company is unable to resolve a problem within a reasonable time using reasonable commercial efforts and after a reasonable number of attempts, Citadel will terminate the service as of the date of the problem report and the customer will receive a pro-rated refund for the unused portion of the customer support services. Additionally, under the terms of Citadel’s Hercules vulnerability remediation updates warranty, Citadel warrants that, if qualified customers do not receive Hercules vulnerability remediation updates in accordance with the Company’s service level objectives for remediation and security content delivery as stated in Citadel’s customer support service agreement, Citadel will reimburse the customer for actual information asset losses in excess of $20,000 (per incident), up to a maximum of $1,000,000 per incident. The Hercules vulnerability remediation updates warranty extends for one year, from the date of the purchase of the customer support agreement covering fully paid Citadel software products that have been licensed with the vulnerability remediation updates service.

The initial recognition and measurement requirements do not apply to the Company’s product warranties nor to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not received any requests for payment under these provisions and has not been required to make payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Change of Control Agreements

On December 23, 2005, Citadel approved change of control agreements for six of the Company’s executives. The agreements provide for payments of six months of the executive’s annual base salary in the event of certain terminations of employment following a change of control, and a payment of one year’s annual base salary in the event the executive remains employed with the Company or the successor on the first anniversary of the date of the agreement, following a change of control. The agreement for the Company’s Chief Executive Officer provides for payment of three times his annual base salary and gross up payments for taxes related to severance benefits and option exercises following a change of control. At December 31, 2005, the estimated maximum liability related to employee change of control agreements was approximately $4,900,000.

Legal Proceedings

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Company’s Chief Executive Officer and a Director, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action, which motion is pending before the Court.  We believe these suits are without merit and intend to vigorously defend them. Discovery has not yet commenced, and no trial date has been set. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel. We believe these suits are without merit and intend to vigorously defend them. Currently, the Company is unable to estimate the ultimate liability, if any, related to these suits, and therefore has not recorded a liability related to these suits at December 31, 2005.

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of Citadel against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit seeks the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party. The ultimate outcome is not currently predictable. We believe this suit is without merit and intend to vigorously defend the suit. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at December 31, 2005.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserts claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purports to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described below. The ultimate outcome is not currently predictable. The Company believes this suit is without merit and intends to vigorously defend the suit. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at December 31, 2005.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at December 31, 2005.

On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the "'247 Patent") to Citadel for the Company's proprietary Hercules technology. Also on February 14, 2006, Secure Elements filed a declaratory judgment action in the United States District Court for the District of Delaware seeking a declaration from the Court that the '247 Patent was both invalid and not infringed by Secure Elements. On March 6, 2006 Citadel answered Secure Element’s complaint, asserted counterclaims against Secure Elements for willful infringement of the '247 Patent, and sought an undisclosed amount of damages, costs and attorney’s fees, and an injunction barring Secure Elements from infringing the '247 Patent in the future. This case is in its infancy. The court has not yet entered a scheduling order and no discovery has been sought or obtained by either party. The Company believes this suit is without merit and intends to vigorously defend the suit.

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

NOTE Q - SIGNIFICANT CUSTOMERS

The following customers represented more than 10% of total revenue in at least one of the years presented below:

	Years Ended December 31,
	2005	2004	2003
End User Customer:
Defense Information Systems Agency	32%	39%	-
Department of Veteran Affairs	21%	41%	67%

Industry Segment:
Government	58%	82%	80%
Corporate	25%	12%	3%
Financial institutions	13%	4%	8%
Education	1%	1%	2%
All other, primarily health	3%	1%	7%

Geographic Segments:
United States	99%	100%	100%
Outside of the United States	1%	-	-

The Company operates in one business segment, the security software segment, but licenses it software and offers its services to a diverse group of customers in the Fortune 2000 in many industries, as well as, governmental agencies at the federal, state and local levels. Although the significant customers listed above represent 53% of the 2005 revenue the Company does not expect to rely on any one customer, group of customers or industry segment for a significant source of recurring revenue. Revenue from government agencies is anticipated to continue to be the larger portion of revenue composition by industry segment during 2006. Therefore, any one customer or groups of customers in the same industry segment could be a material component of revenue in any future quarter or year. However, there is no assurance that the distribution of revenue by industry segment or customer is representative of future revenue projections and the Company expects that the revenue distribution by industry segment and customer will vary markedly from period to period.

NOTE R - RELATED PARTY TRANSACTIONS

From time-to time in 2005 the Company's CEO has advanced funds to the Company to meet short-term working capital needs. The total amount advanced during 2005 was approximately $881,000, all of which was repaid to the CEO prior to December 31, 2005, except for approximately $81,000 reimbursed to the CEO in January 2006. The Company's CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors.

During the year ended December 31, 2004 the Company recorded revenue of approximately $22,000 primarily for fees from a Hercules license granted to the investment fund that holds all 15,000 shares of Series A preferred stock issued in February 2004 convertible into 3,000,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock. In addition, the Company recorded revenue of approximately $7,300 for fees from a Hercules license sold to one of the placement agents for preferred stock transaction that occurred in 2003. The license fees for both transactions were invoiced at list price with normal payment terms and the total amounts outstanding had been collected by December 31, 2004. The Company believes that these transactions were arms length transactions and were properly recorded in its financial statements.

As part of the spin off transaction in May 2002, Citadel entered into a transition services agreement with CT Holdings, its former parent. The agreement provides that CT Holdings and Citadel provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally extends for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In August 2005, the Board of Directors approved the extension of the transition services agreement until May 2006. Initially, CT Holdings agreed to pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. The fee was adjusted to $7,500 per month beginning in May 2004. The Company believes that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement. At December 31, 2005 and 2004 the Company has recorded amounts due from CT Holdings pursuant to the transition services agreement of $595,000 and $530,000, respectively. Due to the uncertainty of collection the Company has expensed the fees to general and administrative expense on a monthly basis as incurred.

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. Citadel advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected. At December 31, 2005, interest receivable of $76,857 was also fully reserved.

During the years ended December 31, 2005, 2004 and 2003 the Company incurred legal fees in the amount of approximately $263,000, $237,000 and $165,000, respectively, to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative Citadel's CEO.

NOTE S - QUARTERLY INFORMATION (unaudited)

	2005 For the Quarter Ended
	March 31	June 30	September 30	December 31	Year

Revenue
License fees	$193,858	$613,418	$765,128	$996,049	$2,568,453
Content, subscription, and customer support services	1,160,511	1,201,350	1,079,483	1,426,198	4,867,542
Professional services	385,557	878,533	349,229	1,237,781	2,851,100
	1,739,926	2,693,301	2,193,840	3,660,028	10,287,095

Costs of revenue	1,077,349	1,157,640	1,171,128	1,260,586	4,666,703
Operating expenses	5,631,755	6,541,591	5,807,592	5,797,661	23,778,599
Operating loss	(4,969,178)	(5,005,930)	(4,784,880)	(3,398,219)	(18,158,207)

Interest expense, net	(35,000)	(41,870)	(49,496)	(278,306)	(404,672)
Loss before income taxes	(5,004,178)	(5,047,800)	(4,834,376)	(3,676,525)	(18,562,789)
Provision for income taxes	-	-	-	-	-
Net loss	(5,004,178)	(5,047,800)	(4,834,376)	(3,676,525)	(18,562,789)

Preferred dividends	(187,500)	(81,250)	-	-	(268,750)
Non-cash fair value adjustment for exchanged warrants	-	(274,800)	-	-	(274,800)
Non-cash fair value adjustment for Series A Shares dividend waiver	-	-	1,826,000	-	1,826,000
Non-cash fair value adjustment for change in Series A Shares conversion price	-	-	(1,064,000)	-	(1,064,000)
Non-cash fair value adjustment for change in exercise price of Exchange and Series B Warrants	-	-	-	(43,226)	(43,226)
Non-cash accretion of beneficial conversion feature	(61,542)	(61,542)	(646,168)	-	(769,252)
Net loss attributable to common shareholders	$(5,253,220)	$(5,465,392)	$(4,718,544)	$(3,719,751)	$(19,156,907)

Net loss per share to common shareholders
- basic and diluted	$(0.18)	$(0.18)	$(0.16)	$(0.12)	$(0.64)
Weighted average shares outstanding
- basic and diluted	29,845,730	29,877,708	30,044,860	30,132,513	29,976,179

	2004 For the Quarter Ended
	March 31	June 30	September 30	December 31	Year

Revenue
License fees	$1,819,835	$2,922,243	$7,071,477	$548,030	$12,361,585
Content, subscription, and customer support services	466,224	521,556	673,317	1,125,840	2,786,937
Professional services	36,056	-	28,670	39,907	104,633
	2,322,115	3,443,799	7,773,464	1,713,777	15,253,155

Costs of revenue	497,497	582,861	746,180	1,005,546	2,832,084
Operating expenses	3,434,885	4,710,023	6,043,339	6,106,418	20,294,665
Operating profit (loss)	(1,610,267)	(1,849,085)	983,945	(5,398,187)	(7,873,594)

Interest income (expense) and other income (expense), net	22,885	33,770	12,047	(34,133)	34,569
Income (loss) before income taxes	(1,587,382)	(1,815,315)	995,992	(5,432,320)	(7,839,025)
Provision for income taxes	-	-	-	-	-
Net income (loss)	(1,587,382)	(1,815,315)	995,992	(5,432,320)	(7,839,025)

Preferred dividends	(102,440)	(187,500)	(187,500)	(187,500)	(664,940)
Non-cash accretion of beneficial conversion feature	(30,771)	(61,542)	(61,542)	(61,542)	(215,397)
Net income (loss) attributable to common shareholders	$(1,720,593)	$(2,064,357)	$746,950	$(5,681,362)	$(8,719,362)

Net income (loss) per share to common shareholders
- basic	$(0.06)	$(0.07)	$0.03	$(0.19)	$(0.30)
- diluted	$(0.06)	$(0.07)	$0.02	$(0.19)	$(0.30)
Weighted average shares outstanding
- basic	28,421,686	29,467,112	29,664,109	29,786,137	29,336,894
- diluted	28,421,686	29,467,112	33,932,949	29,786,137	29,336,894