Form 10-Q
period 2006-03-31
CITADEL SECURITY SOFTWARE INC
filed 2006-05-15
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF1934

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
COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of May 11, 2006, there were 30,518,230 shares of common stock, $.01 par value per share, outstanding.

CITADEL SECURITY SOFTWARE INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2006

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS	_______________	_______________
CURRENT ASSETS
Cash and cash equivalents	$3,755,818	$1,320,376
Accounts receivable-trade, less allowance of $209,000 at March 31, 2006 and December 31, 2005	369,711	2,570,090
Prepaid expenses and other current assets	1,276,990	932,591
Total current assets	5,402,519	4,823,057

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,895,549 and $2,483,398	4,714,077	5,126,228

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $7,239,833 and $6,625,180	4,336,238	4,431,322

OTHER ASSETS	80,125	84,812
TOTAL ASSETS	$14,532,959	$14,465,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Factoring line of credit	$-	$924,777
Accounts payable and accrued expenses (including $322,942 and $80,725 payable to an officer at March 31, 2006 and December 31, 2005, respectively)	3,771,068	3,721,551
Accrued compensation and payroll tax obligations	2,087,319	1,245,401
Current portion of deferred revenue	4,736,783	4,680,328
Total current liabilities	10,595,170	10,572,057

LONG-TERM DEBT	3,750,000	3,750,000
DEFERRED REVENUE, LESS CURRENT PORTION	954,890	398,342
OTHER NON-CURRENT LIABILITIES	583,773	609,912

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, liquidation preference of $15,000,000	10,422,299	10,422,299
Series B Preferred Stock, 7,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, liquidation preference of $7,000,000	5,247,688	5,247,688
COMMON STOCK, $.01 par value per share; 100,000,000 shares authorized; 30,518,230 shares issued and outstanding at March 31, 2006 and December 31, 2005	305,182	305,182
ADDITIONAL PAID-IN CAPITAL	46,585,160	46,179,211
ACCUMULATED DEFICIT	(63,911,203)	(63,019,272)
Total Stockholders’ Deficit	(1,350,874)	(864,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,532,959	$14,465,419

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenue
License fees	$3,678,648	$193,858
Content, subscription, and customer support services	1,460,233	1,160,511
Professional services	287,168	385,557
Total revenue	5,426,049	1,739,926

Costs of revenue
Software amortization	614,653	484,559
Content, subscription, and customer support services costs	370,000	461,181
Professional services costs	93,558	124,258
Shipping and other costs	58,246	7,351
Total costs of revenue	1,136,457	1,077,349

Operating expenses
Selling, general and administrative expense	4,075,049	4,870,596
Product development expense	519,325	342,844
Depreciation and amortization of property and equipment	412,151	418,315
Total operating expenses	5,006,525	5,631,755
Operating loss	(716,933)	(4,969,178)

Interest income	3,525	25,425
Interest expense	(178,523)	(60,425)
Loss before income taxes	(891,931)	(5,004,178)
Provision for income taxes	-	-
Net loss	(891,931)	(5,004,178)

Preferred stock dividends	-	(187,500)
Non-cash accretion of preferred stock beneficial conversion feature	-	(61,542)
Net loss to common shareholders	$(891,931)	$(5,253,220)
Net loss per share to common shareholders - basic and diluted	$(0.03)	$(0.18)
Weighted average common shares outstanding - basic and diluted	30,518,230	29,845,730

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(891,931)	$(5,004,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,026,804	902,874
Provision for returns, allowances, and bad debts	825	-
Stock-based compensation expense	405,949	-
Amortization of deferred credit for tenant incentive recorded as leasehold improvements	(26,139)	-
Amortization of debt issuance costs recorded as interest expense	4,688	6,019
Changes in operating assets and liabilities:
Accounts receivable - trade	2,199,555	186,362
Prepaid expenses and other current assets	(344,399)	169,539
Accounts payable and accrued expenses	(273,425)	(283,211)
Accrued compensation and payroll tax obligations	841,918	(11,496)
Deferred revenue	613,003	858,816
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,556,848	(3,175,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(644,290)
Capitalized software development costs	(519,570)	(1,002,944)
NET CASH USED IN INVESTING ACTIVITIES	(519,570)	(1,647,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	-	(297,727)
Payment of preferred stock dividends	-	(187,500)
Net payments made on factoring accounts receivable	(924,777)	-
Advances from an officer	475,204	-
Repayment of advances from an officer	(152,262)	-
NET CASH USED IN FINANCING ACTIVITIES	(601,835)	(485,227)
Net increase (decrease) in cash and cash equivalents	2,435,443	(5,307,736)
Cash and cash equivalents at the beginning of the period	1,320,375	9,838,154
Cash and cash equivalents at the end of the period	$3,755,818	$4,530,418

Supplemental cash flow information:
Interest paid	$165,086	$54,407
Income taxes paid	$-	$-
Non-cash financing items:
Accretion of convertible preferred stock beneficial conversion feature	$-	$61,542
Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$-	$31,317
Preferred stock dividend accrued	$-	$187,500

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of Citadel Security Software Inc. (“Citadel”) and its wholly-owned subsidiary, Citadel Security Software International LLC (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

Some information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005 on file with the Commission.

Description of Business

Citadel provides enterprise vulnerability management and policy compliance and enforcement solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions including Citadel’s patented technology included in its Hercules®, product, powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. Hercules 4.0 is the latest version of the software with features that may be licensed separately including, Compliance Manager, Remediation Manager, Patch Manager, AssetGuard, ConnectGuard and Enterprise Reporting. In addition, Hercules 4.0 is available in two formats, as traditional enterprise software or as software pre-installed on a hardware appliance. The Company also announced the second quarter of 2006 availability of Hercules Flashbox, an appliance for security content management that assists with the management of security content across widely distributed networks or networks disconnected from the Internet. With Citadel’s solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation.

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

On May 3, 2006, Citadel received a letter from The NASDAQ Stock Market notifying Citadel that NASDAQ had determined to delist Citadel’s shares of common stock from the NASDAQ Capital Market effective as of the open of business on Friday, May 5, 2006 as a result of Citadel’s failure to maintain compliance with Marketplace Rules 4310(c)(4) (the $1 per share minimum trading price) and 4310(c)(2)(B) (the requirement to maintain a minimum stockholders equity, market value of listed securities, or net income from continuing operations).

On May 5, 2006 Citadel began trading its common stock on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CDSS".

Liquidity and Plan of Operations

At March 31, 2006 the Company had cash and cash equivalents of approximately $3.8 million, a net working capital deficiency of approximately $5.2 million and a stockholders’ equity deficit of approximately $1.4 million. In addition, cash provided by operating activities in the first three months of 2006 totaled approximately $3.6 million; however, the Company incurred a first quarter 2006 net loss of approximately $892 thousand.

The Company reported approximately $3.6 million of cash flows provided by operating activities; and after cash expenditures of approximately $520,000 for capitalized software development costs , and net repayments of approximately $602,000 related to amounts borrowed against accounts receivable and advances from an officer, the result was a total increase in cash of approximately $2.4 million during the first quarter of 2006. As a result of this increase in cash, no debt or equity financings were deemed necessary by the Company, other than short-term borrowings against accounts receivable. Historically the Company has had access to additional capital and has raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances from the Company's CEO. The Company believes that it has adequate access to capital and that it will continue to have access to capital to fund the operations however, the Company has no plans as of the filing date of this report to raise additional funds. In addition, the Company's CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors. The CEO advanced approximately $475,000 to the Company during the first quarter of 2006 of which approximately $322,000 remained outstanding at March 31, 2006 and was repaid in April 2006.

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

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been estimated and recorded at March 31, 2006. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products, Citadel recognizes revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors and resellers was required at March 31, 2006.

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

The Company also offers its products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., the vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. For the three months ended March 31, 2006, the Company had approximately $170,000 of contracts under subscription of which the Company recognized approximately $40,000 of subscription revenue. No subscription revenue was recognized for the three months ended March 31, 2005.

In June 2005 Citadel announced the availability of the Company’s Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the quarter ended March 31, 2006.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization of capitalized software development cost is classified in costs of revenue on the statements of operations. The Company’s products operate on or with other third party operating systems and software. When determining the useful life of a product, the Company considers factors such as the current state of the technology, operating systems upon which the Company’s products operate competitive products and the potential use of its products by the end user. Technological advances in software operating systems and other software technologies upon which the Company’s products rely may shorten the expected life cycle of some versions of its products. The Company makes an assessment of the useful lives of its products at each balance sheet date. If that assessment determines that a shortened product life has occurred, the Company amortizes the remaining unamortized balances over the new estimated useful life of the product.

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

The Company evaluates the estimated net realizable value of each software product at each balance sheet date. The Company’s estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future. The Company determined that no write-down of capitalized software development costs was required at March 31, 2006 or December 31, 2005. Citadel’s SecurePC and NetOFF products are no longer being actively marketed and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there is no write-off required for any capitalized software development costs or purchased software associated with these products.

A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:
	_________________________________
	Three Months Ended March 31,
_____________________________________	2006	2005
Product development expense, net of capitalized software development costs	$519,325	$342,844
Software development costs capitalized	$519,570	$1,002,944
Software amortization expense	$614,653	$484,559

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the three months ended March 31, 2006 and 2005, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

The effect of Citadel stock options for 8,632,250 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at March 31, 2006 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at March 31, 2006 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. The effect of Citadel stock options for 8,940,665 shares of Citadel common stock and 1,452,931 Citadel warrants outstanding at March 31, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at March 31, 2005 into 3,000,000 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. For the quarters ended March 31, 2006 and 2005, the weighted average number of outstanding common shares was 30,518,230 and 29,845,730, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to expense and an increase to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a decrease to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and an increase to the valuation allowance.

At December 31, 2005 trade receivables included amounts factored to Allied Capital Partners, L.P. ("Allied") in the amount of $1,177,916. A factoring line of credit balance was also owed to Allied in the amount of $924,777, and was secured by these receivables. During the three months ended March 31, 2006, pursuant to the terms of the Allied agreements, Citadel transferred $1,412,049 of the Company’s accounts receivable to Allied, for which Citadel received $1,150,820 in cash proceeds. The Company has the right, and is obligated, to repurchase transferred receivables under the Allied agreements and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. At March 31, 2006 all balances due to Allied had been repaid and the balance sheet included no uncollected trade receivables transferred to Allied.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment, if any, is measured by the amount by which the asset exceeds its fair value typically represented by quoted market values or, when and if available, the future discounted cash flow associated with the asset.

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. Citadel’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note C - “STOCK-BASED COMPENSATION” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The adoption of SFAS No. 123R will require the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS No. 123R is not expected to have a significant effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders. (See Note C.)

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees based upon the fair value of the awards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted this pronouncement beginning in fiscal year 2006 and does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial statements.

NOTE B - CONCENTRATION OF CREDIT RISK

At March 31, 2006, the Company had approximately $3.7 million in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from their customers. At March 31, 2006, $371,218, or approximately 65%, of the Company’s gross accounts receivable was due from BAE Systems, Inc., a U.S. government systems integrator. At December 31, 2005, $2,462,276, or approximately 91%, of the Company’s gross accounts receivable was due from BAE Systems, Inc. Allowances for credit losses are maintained at levels considered adequate by management.

NOTE C - STOCK-BASED COMPENSATION

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of Citadel prior to a spin out transaction of Citadel in May 2002. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 1,500,000 shares of common stock were originally reserved for issuance under the terms of the 2002 Stock Incentive Plan. In 2004 our Board and our stockholders approved amendments to the Plan, including an increase in the shares of common stock reserved for issuance thereunder by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares. The Plan allows for the grant of non-qualified or incentive stock options. The options granted have a term of 10 years and generally vest over a period of three years. The board of directors has also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options have been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less and generally vest over periods of from one to three years.

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

A summary of the status of and changes of our nonvested shares related to the restricted stock issued in December 2005 as of and during the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	300,000	$0.37
Vested	-	-
Unvested at March 31, 2006	300,000	$0.37

Impact of the Adoption of SFAS No. 123R

Citadel adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three month period ended March 31, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, management considers voluntary termination behaviors as well as trends in actual option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three month period ended March 31, 2006 was as follows:
__________________
Three Months Ended March 31, 2006
Costs of revenue	$11,348
Selling, general and administrative	318,717
Product development expense	75,884
Impact on net loss to common shareholders	$405,949
Impact on net loss to per share to common shareholders (basic and diluted)	$(0.01)

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:
	___________________________
	Three Months Ended March 31,
	2006	2005
Risk-free interest rates	4.31%-4.84%	2.35%-3.95%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Expected volatility	97%-117%	119%
Weighted-average volatility	105%	119%

The Company’s computation of expected volatility is based on historical volatility. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Option Activity

The following table summarizes the activity under the Plan and outside the Plan for the three months ended March 31, 2006:

	2002 Stock Incentive Plan				Outside the Plan
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,327,000	$1.59			6,516,250	$0.99
Granted	61,000	$0.44	_________		-	-	_________
Exercised	-	-			-	-
Cancelled	(212,000)	$1.72			(60,000)	$4.45
Outstanding at March 31, 2006	2,176,000	$1.49	8.74 years	$107,555	6,456,250	$0.96	6.94 years	$966,938
Vested and expected to vest at March 31, 2006	1,566,720	$1.49	8.74 years	$73,944	4,648,500	$0.96	6.94 years	$664,770
Options exercisable at March 31, 2006	803,181	$1.90	8.03 years	$25,674	5,691,851	$0.87	6.67 years	$966,938

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Citadel’s common stock for 616,000 options issued under the Plan and 4,043,750 options issued outside the plan that were "in-the-money" at March 31, 2006. No options were exercised during the three months ended March 31, 2006 and 2005.

As of March 31, 2006, there was approximately $1,500,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 1.9 years.

The weighted average grant-date fair value of options granted in the three month periods ended March 31, 2006 and 2005 was $0.35 and $1.55, respectively.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in Citadel’s results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended March 31, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:
__________________
Three Months Ended March 31, 2005
Net loss to common shareholders as reported	$(5,253,220)
Deduct: Stock-based employee compensation expense determined under fair value based method	(495,841)
Pro forma net loss to common shareholders	$(5,749,061)

Net loss per share to common shareholders:
As reported - basic and diluted	$(0.18)
Pro forma - basic and diluted	$(0.19)

NOTE D - LEGAL PROCEEDINGS

Securities and Derivative Litigation

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, the Company’s Chief Executive Officer and a Director, and Richard Connelly, the Company’s Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased Citadel’s securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after Citadel’s announcement on December 17, 2004 that the Company’s projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action.

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

In April 2006, the parties in the above-described securities and derivative suits reached a tentative agreement for a global settlement to resolve all of these suits.  The defendants continue to deny the allegations in all of these suits and any settlement agreement would be entered without the defendants admitting any liability.  The tentative settlement is subject to a number of conditions, including finalization of mutually agreeable settlement documents and requisite court approval.  There can be no assurance that these conditions will be met and that the tentative settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the tentative settlement and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement agreement, the ultimate outcome of these suits is not currently predictable, however should the current tentative settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and the Company does not expect to incur any financial liability as a result of this settlement.  Therefore, the Company has not recorded any liabilities related to these suits at March 31, 2006.

Other Litigation

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at March 31, 2006.

On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the “‘247 Patent”) to Citadel for the Company’s proprietary Hercules technology. Also on February 14, 2006, Secure Elements filed a declaratory judgment action in the United States District Court for the District of Delaware seeking a declaration from the Court that the ‘247 patent was both invalid and not infringed by Secure Elements. On March 6, 2006 Citadel answered Secure Element’s complaint, asserted counterclaims against Secure Elements for willful infringement of the ‘247 Patent, and sought an undisclosed amount of damages, costs and attorney’s fees, and an injunction barring Secure Elements from infringing the ‘247 Patent in the future. This case is in its infancy. The court has not yet entered a scheduling order and no discovery has been sought or obtained by either party. The Company believes this suit is without merit and intends to vigorously defend the suit. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at March 31, 2006.

On April 10, 2006 the United States Patent and Trademark Office made a determination that a substantial new question of patentability affecting at least claim 1 of United States Patent No. 7,000,247 was raised by the third party request for Ex Parte Re-examination.  Citadel will participate in a Reexamination of its patent in view of the newly cited prior art and will have the opportunity to argue and/or amend its claims with respect to these references to obtain a Re-examination certificate for its issued Patent.  Possible outcomes range from confirmation of all claims to cancellation of all claims of the issued Patent.

From time to time, Citadel may be subject to additional legal claims incidental to Citadel’s business. The Company may suffer an unfavorable outcome as a result of one or more claims including the specific items discussed previously. Citadel does not expect the final resolution of these claims, individually or in the aggregate, to have a material adverse effect on the Company’s financial position. However, depending on the amount and timing of unfavorable resolutions of claims against Citadel, or the costs of settlement or litigation, the Company’s future results of operations or cash flows could be materially adversely affected.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30). The following discussions contain forward-looking statements. Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

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

“Citadel,” the “Company,” “we,” “us,” and “our” refer to Citadel Security Software Inc. Hercules®, AssetGuard™, ConnectGuard™, Secure PC™ and NetOFF™ are trademarks or registered trademarks of Citadel Security Software Inc. Other trademarks that may be mentioned in this Form 10-Q are intellectual property of their respective owners.

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

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation the customer has the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was recorded at March 31, 2006. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, we record an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor’s future licensing of products, we recognize revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors was required at March 31, 2006.

As a convenience to government customers, our products may be licensed through government contractors, including systems integrators. These government contractors and systems integrators hold the preferred purchasing and contracting vehicles for use by the various government agencies to purchase information technology products and services including our products and services. Our contracts with these government contractors generally do not contain an express right of return, however, these government contractors may order products in advance of receiving the order from the government agency. Under the sell-through method of accounting, we defer revenue recognition until the government contractor has received the authorization to deliver the products to the end user government agency and any contingencies have lapsed.

We also offer our products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. At March 31, 2006, we had $170,000 of annual value of subscription contracts in force and during the first three months of 2006, we recognized approximately $40,000 of subscription revenue. No subscription revenue was recognized for the quarter ended March 31, 2005.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded during the three months ended March 31, 2006.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. Citadel’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The adoption of SFAS No. 123R will require the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS No. 123R is not expected to have a significant effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2006 AS COMPARED WITH THE YEAR ENDED MARCH 31, 2005

REVENUE

The components of revenue for the three months ended March 31, 2006 and 2005 are as follows.
	__________________________		__________________________
	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Revenue from:
-License fees	$3,678,648	$193,858	$3,484,790	1798%
-Content, subscription, and customer support services	1,460,233	1,160,511	299,722	26%
-Other services	287,168	385,557	(98,389)	(26%)
Total revenue	$5,426,049	$1,739,926	$3,686,123	212%

Revenue is derived primarily from the licensing of Hercules. SecurePC and NetOFF, our legacy products, are no longer actively marketed and are not expected to contribute significant revenue in the future. During the first quarter of 2006 we received orders of $6.4 million for software, content, support and professional services, including a $5.2 million order for Hercules from RS Information Services, Inc., a systems integrator for the Department of Energy (“DoE”), a $412 thousand Hercules order from BAE Systems, Inc., a systems integrator for the Department of Treasury (“Treasury”), and a $261 thousand services order from BAE Systems, Inc., a systems integrator for the Defense Information Systems Agency (“DISA”) related to the Department of Defense. After applying revenue recognition criteria to total orders, total revenue was $5.4 million in the first quarter of 2006 compared to $1.7 million for the first quarter of 2005.

Revenue from license fees increased $3,484,790 for the three months ended March 31, 2006 from $193,858 to $3,678,648 compared to the same period in 2005 due to approximately $3.3 million in license revenue recognized in the first quarter 2006 from the DoE order. Revenue from the licensing of SecurePC and NetOFF during the first quarters of 2006 and 2005 was $3,733 and $22,404, respectively.

We require all customers to enter into a separate contract for customer support services when licensing our products. In addition to customer support contracts, we offer our Hercules solution on an annual or multi-year subscription basis. In addition to support services and subscriptions, customers may contract for Hercules content, i.e. access to the Hercules remedies available via the Hercules content service known as V-Flash. Revenue recognized from content, subscription, and customer support services contracts is recognized ratably over the term of the contract, which is generally one year, and amounted to $1,460,233 and $1,160,511 for the three months ended March 31, 2006 and 2005, respectively. The increase of $299,722, or 26%, is primarily due to a higher aggregate value of these types of contracts in force during the first quarter of 2006 versus the first quarter of 2005.

Professional services consist of optional training, implementation and security consulting services offered our customers. Revenue from professional services engagements was $287,168 in the first three months of 2006 declining $98,389, or 26%, from $385,557 in the first three months of 2005. This decrease is primarily due to a fewer professional services billable hours scheduled and performed during the first quarter of 2006 versus the first quarter of 2005.

We determined that no provision for product returns and allowances was necessary for the three months ended March 31, 2006 and 2005. The provision for returns and allowances is an estimate based upon historical trends and the increase in the average invoice size in 2005. We do not expect product returns or allowances, if any, to exceed the estimated allowance of $209,000 for returns and allowances at March 31, 2006 due to the nature of our licensing terms and product quality; however, there can be no assurance that returns will not exceed the allowance.

During the first quarter of 2006 we continued to focus our licensing efforts on the government, healthcare, financial institutions and general corporate market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act for healthcare, Gramm-Leach-Bliley Act for financial services, Federal Information Security Management Act for government, the Sarbanes-Oxley Act of 2002 for publicly traded companies, and Presidential Decision Directive 63 for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
Industry Segment:
Government	90%	78%
Corporate	4%	14%
Financial institutions	5%	2%
Education	-	3%
All other, primarily health	1%	3%

Revenue from customers representing 10% or more of total revenue during the three months ended March 31, 2006 and 2005, respectively, was as follows:

	Three Months Ended March 31,
	2006	2005
End User Customer:
Department of Energy	63%	-
Defense Information Systems Agency	17%	28%
Department of Veteran Affairs	7%	47%

We rely on our existing customer base as a whole for a source of recurring revenue from the renewal of customer support contracts, Hercules content subscriptions and subscription licenses during any quarter or calendar year. The non-renewal of any one of the higher dollar value contracts could have a material effect on recurring revenue recognized in future periods. Our renewal rate based on the number of customers renewing customer support services contracts has been greater than 90%. The value of renewals of support services contracts related to Secure PC and NetOFF is expected to be insignificant because we made an announcement to discontinue support for these products beginning in April 2007. Revenue from customer support contracts for SecurePC and NetOFF was $14,598 and $42,733 in the first quarter of 2006 and 2005, respectively.

Historically, a significant portion of our revenue has come from large orders from government agencies and large corporate entities resulting in fluctuations of reported revenue by industry and by customer from quarter to quarter. We expect that future revenue from the licensing of Hercules will be derived from multiple smaller orders primarily from large enterprises consisting of Fortune 2000 companies and government agencies and less from individual multi-million dollar orders, and should these opportunities result in the licensing of our products, we expect that revenue from new customers could be distributed across different industries and customers than in the past. In addition, the size and frequency of orders from government agencies is largely dictated by the government's budgeting and procurement processes making the purchase value and the timing of the placement of government orders difficult to predict resulting in variability in comparability of total revenue, revenue by industry and revenue by customer reported from quarter to quarter. For these reasons any one customer or groups of customers in the same industry segment could become a material component of total revenue in any future quarter or year. In addition, there is no assurance that the distribution of revenue by industry segment or customer for the quarters presented is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Costs of revenue
Software amortization	$614,653	$484,559	$130,094	27%
Content, subscription, and customer support services costs	370,000	461,181	(91,181)	(20%)
Professional services costs	93,558	124,258	(30,700)	(25%)
Shipping and other costs	58,246	7,351	50,895	692%
Total costs of revenue	$1,136,457	$1,077,349	$59,108	5%

Software Amortization

Software amortization begins at the time a new product or new version of a product is available for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Approximately $2.1 million of capitalized software costs have become amortizable since March 31, 2005 primarily due to the value of new releases of Hercules since March 31, 2005. As a result of this increase in the average balance of capitalized software costs, software amortization expense increased $130,094, or 27%, for the first quarter of 2006 compared to the first quarter of 2005. We expect that software amortization will increase in the quarters of 2006 due to the amortization of the additional capitalized software development costs associated with planned new releases of Hercules.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at March 31, 2006 of $4,336,238 and December 31, 2005 of $4,431,322 indicated that the unamortized capitalized software balances at March 31, 2006 and December 31, 2005 did not exceed net realizable value. Accordingly, no write-down was required during the three months ended March 31, 2006 or the year ended December 31, 2005. As noted previously, the products SecurePC and NetOFF are no longer being actively marketed and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there is no write-off required for any capitalized software development costs or purchased software associated with these products. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

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

The content, subscription, and customer support services costs for the three months ended March 31, 2006 and 2005 of $370,000 and $461,181, respectively, include the salaries, benefits and other direct and indirect expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that write the vulnerability remedies and manage the remedy content database. Their activities include the monitoring of various security intelligence sites, IRC channels and reports from our associated scanning partners for new vulnerabilities and the related exploits. As vulnerabilities and the related exploits are discovered, the remediation security engineers quickly respond by writing a remedy to counteract the discovered vulnerability and prevent its exploit. The remedy is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new remedies, the security engineers continually monitor and update research information and URL links for vulnerabilities and related content to ensure that all links and research information and research material are timely and relevant.

The costs associated with the customer support and security remediation group are largely dependent upon the number of people assigned to these functions. The total decrease in content, subscription, and customer support services costs of $91,181, or 20%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, is primarily attributable to a decrease in the number of employees performing these functions. At March 31, 2006, we employed a total of 4 full time employees in our support organization versus 5 full time employees at March 31, 2005. We also employed 6 full time security engineers in our V-Flash remediation security department at March 31, 2006 compared to 16 full time engineers employed for the same period in 2005. First quarter 2006 content, subscription, and customer support services costs included stock-based compensation expense of $11,348. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

Professional Services Costs

For the three months ended March 31, 2006, costs associated with professional services engagements were $93,558 compared with $124,258 for the same period in 2005. These costs include the direct costs and indirect overhead costs associated with the personnel performing the service engagements. The decrease in professional services costs during the first quarter of 2006 compared to the first quarter of 2005 is directly attributed to a decrease in the number of billable consulting and training services hours performed during first quarter 2006 compared to the first quarter of 2005. At March 31, 2006, we had 7 dedicated full-time professionals providing professional services versus 5 professionals providing similar services at March 31, 2005. In addition, to meet demand, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to professional services costs.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules, third party royalties for technology embedded in Hercules and costs related to the Hercules Security Appliance. Shipping and other costs for the three months ended March 31, 2006 and 2005 were $58,246 and $7,351, respectively. The $50,895 increase was primarily due to increases in costs associated with third party software royalties and appliance hardware purchases. Shipping and other costs during the first quarter of 2006 included approximately $20,000 of costs related to the Hercules Security Appliance and approximately $37,000 of third party royalty costs. There were no appliance costs incurred in the first quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative expenses ("SG&A") of $4,075,049 and $4,870,596 for the three months ended March 31, 2006 and 2005, respectively, representing a decrease of $795,547, or 16%. The decrease was mainly the result of approximately $1.0 million in lower direct and indirect employee-related expenses due to fewer employees in place in the first quarter of 2006 versus 2005 partially offset by an increase of approximately $450,000 related to higher incentive compensation on higher revenue in the first quarter of 2006 versus the first quarter of 2005. First quarter 2006 SG&A included stock-based compensation expense of $318,717.

At March 31, 2006, we employed 41 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and we employed 12 people in finance, internal information technology, administration and general management including our CEO and CFO. At March 31, 2005, we employed 60 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and 16 people in finance, internal information technology, administration and general management including our CEO and CFO.

In addition, lower direct marketing spending of approximately $170,000 and lower professional fees spending of approximately $380,000 in the first quarter of 2006 versus the first quarter of 2005 also contributed to the decline in SG&A expenses. Professional fees in the first quarter of 2006 were reduced by approximately $165,000 reimbursed claims against our insurance policy for legal and other fees and expense related to the shareholder lawsuits. First quarter 2005 results contained no similar reimbursements of legal expenses. We expect total SG&A to vary from quarter-to-quarter primarily related to variable commission expense on changes in revenue, but we do not expect any significant increases in any other individual expense category.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and software code programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense in the statement of operations. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the three months ended March 31, 2006 and 2005 are presented in the table below.

	2006	2005
Product development expense, net of capitalized software development costs	$519,325	$342,844
Software development costs capitalized	$519,570	$1,002,944
Gross product development expense	$1,038,895	$1,345,788
Capitalized costs as a percentage of gross product development expense	50%	75%

The decrease in gross product development expense of $306,893, or 23%, is primarily due to a decrease in total pay and benefits expenses associated with the decrease in the number software development engineers and quality assurance engineers employed during the respective periods presented. At March 31, 2006, we employed 20 software development and quality assurance engineers versus 45 software development and quality assurance engineers at March 31, 2005. First quarter 2006 gross product development expense included stock-based compensation expense of $75,884.

The increase in product development expense, net of capitalized software development costs is due to lower gross product development costs as well as a lower capitalization rate of overall development expenses. The capitalization rate is the percentage of capitalized costs to total gross product development costs for the period. The capitalization rate was 50% for the first quarter of 2006 versus 75% for the first quarter of 2005. The decrease in the capitalization rate is primarily due to higher levels of non-capitalizable costs and expenses that had not reached technological feasibility and therefore were not capitalizable.

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

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment for the three months ended March 31, 2006 of $412,151 remained relatively consistent compared to $418,315 for the three months ended March 31, 2005. The estimated useful lives of the property and equipment range from one to eight years. Depreciation expense is not expected to change materially in future periods.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 and 2005 was $178,523 and $60,425, respectively. The $118,098 increase in interest expense was due to $59,687 of interest expense related to factored accounts receivable balances and the result of higher levels of average debt balances outstanding during the first three months of 2006 versus the first three months of 2005. The debt balance outstanding the first quarter of 2006 was approximately $3.8 million compared to $3.1 million for the first quarter of 2005.

INTEREST INCOME

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the three months ending March 31, 2006 and 2005 was $3,525 and $25,425 respectively. The decrease in interest income is primarily due to lower average balances of invested cash.

PREFERRED STOCK DIVIDENDS AND OTHER NON CASH ITEMS INCLUDED IN NET LOSS TO COMMON SHAREHOLDERS

The statements of operations present preferred stock dividends and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Series A Shares”) as adjustments to the net loss so as to arrive at net loss to common shareholders for the quarter ended March 31, 2005. For the three months ended March 31, 2005 we accrued and paid $187,500 of dividends, which are shown as an increase to the loss to common shareholders. At the shareholders meeting in July 2005 the shareholders approved the modifications to the terms of the Series A Shares which included waiving of the dividend payments effective on May 9, 2005. Through May 9, 2005 the Series A Preferred Stock accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. No dividends accrue on the Series B Shares.

The Series A Shares were issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Shares and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Shares was approximately $985,000, which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the three months ended March 31, 2005 $61,542 of the beneficial conversion feature was accreted to loss to common shareholders. At September 30, 2005 the Company determined that the beneficial conversion feature no longer existed due to the relationship between the new preferred conversion price ($3/common share) and Citadel’s stock price; thus, we reversed the unaccreted balance of the conversion feature of $628,107, resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 the Company had cash and cash equivalents of approximately $3.8 million, a net working capital deficiency of approximately $5.2 million and a stockholders’ equity deficit of approximately $1.4 million. In addition, cash provided by operating activities in the first three months of 2006 totaled approximately $3.6 million; however, the Company incurred a first quarter 2006 net loss of approximately $892 thousand.

Plan of Operations

Citadel reported approximately $3.6 million of cash flows provided by operating activities; and after cash expenditures of approximately $520,000 for capitalized software development costs, and net repayments of approximately $602,000 related to amounts borrowed against accounts receivable and advances from an officer, the result was a total increase in cash of approximately $2.4 million during the first quarter of 2006. As a result of this increase in cash, no debt or equity financings were deemed necessary by management, other than short-term borrowings against accounts receivable. Historically we have had access to additional capital and have raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances from our CEO. We believe that we have adequate access to capital and that we will continue to have access to capital to fund the operations however, we have no plans as of the filing date of this report to raise additional funds. In addition, our CEO has committed to advance Citadel up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from our CEO will be established by our Board of Directors. The CEO advanced approximately $475,000 to the Company during the first quarter of 2006 of which approximately $322,000 remained outstanding at March 31, 2006 and was repaid in April 2006.

We believe that the execution of our business plan including strategies to grow revenue and control costs and expenses, combined with liquidity available from our Factoring Agreement and the commitment from our CEO, is sufficient to fund operations for the next twelve months. If needed we may also consider raising additional debt or equity capital under the right circumstances. However, there can be no assurance that we will be able to raise debt or equity capital at terms we consider reasonable and prudent or that we will be able to fully execute our business plan in 2006.

Cash Used in Operating Activities

The net cash provided by operating activities was $3,556,848 for the three months ended March 31, 2006. Our $891,931 net loss was adjusted for net non-cash charges of $1,412,127 and a $3,036,652 net increase to cash for changes in operating assets and liabilities. Non-cash charges include depreciation and software amortization of $1,026,804, provision for returns, allowances and bad debts of $825, amortization of deferred debt issue costs of $4,688, stock-based compensation expense of $405,949, and were offset by the amortization of a credit related to a tenant incentive of $26,139. Cash increased due to a $1,855,156 change in operating assets primarily due to a decrease of $2,199,555 in accounts receivable offset by an increase of $344,399 in prepaid expenses related to deferred commission expense and prepaid insurance premiums. Operating liabilities increased a total of $1,181,496 due to increases in accrued compensation and payroll taxes of $841,918, deferred revenue of $613,003, and a decrease in accounts payable and accrued expenses of $273,425. Total deferred revenue at March 31, 2006 was $5,691,673 and represents revenue to be earned from customer support contracts in force at March 31, 2006 and professional services contracts for which the services had not been performed at March 31, 2006. Of the total deferred revenue $954,890 is for prepaid services expected to be performed more than twelve months from the balance sheet date and accordingly has been classified as long-term deferred revenue. Total deferred revenue of $5,691,673 at March 31, 2006 increased $613,003 from total deferred revenue of $5,078,670 at December 31, 2005 primarily due to higher levels of contracts in force at March 31, 2006 than at December 31, 2005.

The net cash used in operating activities was $3,175,275 for the three months March 31, 2005. Our $5,004,178 net loss was adjusted for non-cash charges of $908,893, consisting of depreciation and amortization of $902,874 and debt issuance costs amortization of $6,019, and a $920,010 net increase to cash for changes in operating assets and liabilities. Changes in operating assets increased cash $355,901 in the first quarter of 2005 and consisted of a $169,539 decrease in prepaid expenses related to commissions and insurance premiums and a $186,362 decrease in accounts receivable due to collections during the first quarter of 2005. Changes in operating liabilities increased cash by $564,109 in the first quarter of 2005 due to a $858,816 increase in deferred revenue offset by a $283,211 decrease in accounts payable and accrued expenses and an $11,496 decrease in accrued compensation and payroll taxes. Total deferred revenue at March 31, 2005, was $3,801,839 and represented revenue to be earned from customer support contracts in force at March 31, 2005 and professional services contracts for which the services had not been performed at March 31, 2005. Of the total deferred revenue $484,968 is for prepaid services expected to be performed more than twelve months from the balance sheet date and accordingly has been classified as long-term deferred revenue. The increase in deferred revenue of $858,816 from December 31, 2004 is the result of higher levels of contracts in force at March 31, 2005 than at December 31, 2004.

Cash Used in Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2006 were $519,570, representing additions to capitalized software development costs related to our Hercules product development. This compares to cash flows used in investing activities during the three months ended March 31, 2005 of $1,647,234, representing $644,290 related to purchases of computer equipment and other information technology infrastructure assets, and $1,002,944 of additions to capitalized software development costs. Our development plans include new product releases, new features, and functionality additions to existing products. Gross expenditures for product development are largely dependent upon the number of software engineers employed and assigned to the software development projects. We believe that at March 31, 2006 we were fully staffed in product development therefore, gross expenditures are expected to remain stable from quarter to quarter during 2006. However, the capitalization rate may fluctuate from quarter to quarter in the future, depending upon the number and stage of software development projects that are in process and the related number of employees assigned to those projects.

Cash Provided by Financing Activities

Cash flows used by financing activities for the three months ended March 31, 2006 totaled $601,835 consisting of payments related to advances from an officer and payments on our factoring line of credit. During the first quarter of 2006, our CEO advanced $475,204 to the Company of which $152,262 was repaid prior to March 31, 2006. The remaining $322,942 was repaid in April 2006. Also, in the first quarter of 2006, we made net payments of $924,777 to our factoring agent, fully settling all amounts due as of March 31, 2006. Cash flows used by financing activities for the three months ended March 31, 2005 were $485,227 consisting of $187,500 of dividend payments and $297,727 in scheduled principal payments related to the Company’s previously outstanding Comerica bank debt.

As a result of the aforementioned factors, cash and cash equivalents increased $2,435,443 during the three months ended March 31, 2006, versus a decrease of $5,307,736 for the three months ended March 31, 2005.

CONTRACTUAL OBLIGATIONS

At March 31, 2006 we had outstanding debt of $3,750,000, all of which was classified as long term debt. Also, at March 31, 2006 we had commitments under open purchase orders for inventory, equipment, software, Common Criteria certification testing and third party royalty obligations of approximately $484,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash in excess of operating funds is invested in a money market fund. For the quarters ended March 31, 2006 and 2005, we had interest income of $3,525 and $25,425, respectively, earned on funds invested in the money market investments.

ITEM 4.  CONTROL AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the quarter ended March 31, 2006. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Securities and Derivative Litigation

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel.  On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action.

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

In April 2006, the parties in the above-described securities and derivative suits reached a tentative agreement for a global settlement to resolve all of these suits.  The defendants continue to deny the allegations in all of these suits and any settlement agreement would be entered without the defendants admitting any liability.  The tentative settlement is subject to a number of conditions, including finalization of mutually agreeable settlement documents and requisite court approval.  There can be no assurance that these conditions will be met and that the tentative settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the tentative settlement and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement agreement, the ultimate outcome of these suits is not currently predictable, however should the current tentative settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and we do not expect to incur any financial liability as a result of this settlement.  Therefore, we have not recorded any liabilities related to these suits at March 31, 2006.

Other Litigation

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

On April 10, 2006 the United States Patent and Trademark Office made a determination that a substantial new question of patentability affecting at least claim 1 of United States Patent No. 7,000,247 was raised by the third party request for Ex Parte Re-examination.  Citadel will participate in a Reexamination of its patent in view of the newly cited prior art and will have the opportunity to argue and/or amend its claims with respect to these references to obtain a Re-examination certificate for its issued Patent.  Possible outcomes range from confirmation of all claims to cancellation of all claims of the issued Patent.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At March 31, 2006 the Company had cash and cash equivalents of approximately $3.8 million, a net working capital deficiency of approximately $5.2 million and a stockholders’ equity deficit of approximately $1.4 million. In addition, cash provided by operating activities in the first three months of 2006 totaled approximately $3.6 million; however, the Company incurred a first quarter 2006 net loss of approximately $892 thousand.

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

Citadel reported approximately $3.6 million of cash flows provided by operating activities; and after cash expenditures of approximately $520,000 for capitalized software development costs, and net repayments of approximately $602,000 related to amounts borrowed against accounts receivable and advances from an officer, the result was a total increase in cash of approximately $2.4 million during the first quarter of 2006. As a result of this increase in cash, no debt or equity financings were deemed necessary by management, other than short-term borrowings against accounts receivable. Historically we have had access to additional capital and have raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances from our CEO. We believe that we have adequate access to capital and that we will continue to have access to capital to fund the operations however, we have no plans as of the filing date of this report to raise additional funds. In addition, our CEO has committed to advance Citadel up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from our CEO will be established by our Board of Directors. The CEO advanced approximately $475,000 to the Company during the first quarter of 2006 of which approximately $322,000 remained outstanding at March 31, 2006 and was repaid in April 2006.

We believe that the execution of our business plan including strategies to grow revenue and control costs and expenses, combined with liquidity available from our Factoring Agreement and the commitment from our CEO, is sufficient to fund operations for the next twelve months. If needed, we may also consider raising additional debt or equity capital under the right circumstances. However, there can be no assurance that we will be able to raise debt or equity capital at terms we consider reasonable and prudent or that we will be able to fully execute our business plan in 2006.

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

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 8,632,250 shares of common stock and warrants to issue 4,336,641 shares of common stock were outstanding as March 31, 2006. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

OUR CONVERTIBLE PREFERRED STOCK AND DEBT MAY ADVERSELY IMPACT CITADEL AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON CITADEL.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”) and shares of Series B Convertible Preferred Stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, if any, and the Series B Preferred has a liquidation preference in the amount of $7 million, all of which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Preferred Stock in certain circumstances, including Citadel’s failure to deliver shares of common stock to the holder of the Preferred Stock in connection with the conversion of the shares of Preferred Stock or a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Preferred Stock (other than long term debt currently in place) while the Preferred Stock is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business. The shares of our Preferred Stock (and related warrants) are convertible into 9,516,129 shares of our common stock at current conversion prices. The conversion prices are subject to antidilution protective provisions. In the event we issue shares of our common stock (or securities convertible into shares of our common stock) below the current conversion prices of the shares of Preferred Stock and warrants, the antidilution provisions would result in the issuance of substantial additional shares of our common stock upon any conversion. The issuance of shares of our common stock upon the conversion of our Preferred Stock and warrants (including as a result of the antidilution provisions) may result in substantial dilution to our stockholders, and could have a material adverse effect on the trading price of our shares of common stock.

As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreement with Mr. Lawrence Lacerte include that interest is payable each quarter with the principal balance due at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Our factoring agreements with Allied provide for a security interest in the accounts receivable that we factor with Allied. As a result, we have limited flexibility in selling or granting security interests in our assets, which could limit our ability to raise additional funds and have a material adverse effect on our business and financial condition.

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ CAPITAL MARKET, AND THE DELISTING COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

On May 3, 2006, Citadel received a letter from The NASDAQ Stock Market notifying Citadel that NASDAQ has determined to delist Citadel’s shares of common stock from the NASDAQ Capital Market effective as of the open of business on Friday, May 5, 2006 as a result of Citadel’s failure to maintain compliance with Marketplace Rules 4310(c)(4) (the $1 per share minimum trading price) and 4310(c)(2)(B) (the requirement to maintain a minimum stockholders equity, market value of listed securities, or net income from continuing operations).

On May 5, 2006 Citadel began trading its common stock on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CDSS".  Because the OTCBB is a less efficient and less liquid market place than the Nasdaq Capital Market, the market for our securities may be impaired and our stock price may decline. Our agreements with the holders of preferred stock require that our securities be listed on NASDAQ in order for us to be able to require the holders of the preferred stock to convert their shares of preferred stock into shares of common stock at maturity, and as a result of our shares being delisted, we may be required to repay the liquidation preference in cash, which would have a material adverse effect on our financial condition and results of operations, and could require us to seek protection under bankruptcy laws. In addition, because our securities have been delisted, it may be more difficult for us to raise additional funds, which could have a material adverse effect on our financial condition.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in our Form 10-K for year ending December 31, 2005, our prior Form 10-Q filings, and in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have stated previously and continue to state that our revenues are difficult to forecast. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock and has resulted in shareholder litigation. This may occur again in the future.

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

RECENTLY IMPLEMENTED REGULATIONS RELATED TO EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Citadel. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on January 1, 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $378,199 for the first quarter of fiscal year 2006. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

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

We have filed five United States patent applications and four related Patent Cooperation Treaty patent applications, one of which has been the basis for eleven pending foreign patent applications with respect to some of our business applications and intellectual property rights related to our Hercules software. On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the “’247 Patent”) to Citadel for our proprietary Hercules technology. On March 2, 2006, Citadel received notification that an unidentified third party petitioned the United States Patent and Trademark Office to re-examine the ‘247 Patent. On April 10, 2006 the United States Patent and Trademark Office made a determination that a substantial new question of patentability affecting at least claim 1 of United States Patent No. 7,000,247 was raised by the third party request for Ex Parte Re-examination.  Citadel will participate in a Reexamination of its patent in view of the newly cited prior art and will have the opportunity to argue and/or amend its claims with respect to these references to obtain a Re-examination certificate for its issued Patent.  Possible outcomes range from confirmation of all claims to cancellation of all claims of the issued Patent. Also, as detailed in the “Legal Proceedings” section, the ‘247 Patent is the subject of patent litigation with Secure Elements. We have one registered copyright in the code for our Hercules software and our United States registered trademark for the mark Hercules in Class 9. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims. The loss of our patent could have a material adverse effect on our business, financial condition and results of operations.

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

Securities and Derivative Litigation

In January, February and March 2005, seven virtually identical lawsuits were filed against Citadel, Steven B. Solomon, our Chief Executive Officer and a Director, and Richard Connelly, our Chief Financial Officer. These suits have been consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased our securities between February 12, 2004 and December 16, 2004, inclusive. The suits seek recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after our announcement on December 17, 2004 that our projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel.  On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action.

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

In April 2006, the parties in the above-described securities and derivative suits reached a tentative agreement for a global settlement to resolve all of these suits.  The defendants continue to deny the allegations in all of these suits and any settlement agreement would be entered without the defendants admitting any liability.  The tentative settlement is subject to a number of conditions, including finalization of mutually agreeable settlement documents and requisite court approval.  There can be no assurance that these conditions will be met and that the tentative settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the tentative settlement and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement agreement, the ultimate outcome of these suits is not currently predictable, however should the current tentative settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and we do not expect to incur any financial liability as a result of this settlement.  Therefore, we have not recorded any liabilities related to these suits at March 31, 2006. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

Other Litigation

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

On April 10, 2006 the United States Patent and Trademark Office made a determination that a substantial new question of patentability affecting at least claim 1 of United States Patent No. 7,000,247 was raised by the third party request for Ex Parte Re-examination.  Citadel will participate in a Reexamination of its patent in view of the newly cited prior art and will have the opportunity to argue and/or amend its claims with respect to these references to obtain a Re-examination certificate for its issued Patent.  Possible outcomes range from confirmation of all claims to cancellation of all claims of the issued Patent.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 has been recorded at March 31, 2006. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products, Citadel defers revenue until payment is received. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at March 31, 2006. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

In addition, our revenue has been highly dependent upon revenue derived from the federal government and more specifically the Department of Energy, the Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the near future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage of our revenue derived from commercial enterprises will increase gradually in future quarters as our commercial sales executives reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

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

The length of our product development and sales cycles may be greater than originally expected. We may experience delays in future product development or sales. These delays could have a material adverse effect on the amount and timing of future revenues. Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ or investors' estimates and causing our stock price to decline.

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

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish our objectives, we believe that we must provide personnel with a competitive compensation package, including stock options which may require ongoing stockholder approval and result in material charges to our results of operations.

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

WE RELY ON OUTSIDE RESEARCH ORGANIZATIONS AND SCANNING VENDORS.

With respect to security vulnerability research, we monitor various security intelligence websites, Internet Relay Chat, or IRC channels and alerts from our scanning partners for the identification of new vulnerabilities and exploits. Our own research team uses publicly available research to find information on vulnerabilities and their attributes. There can be no assurance that the publicly available sites will continue to operate as a going concern and that the data they provide will be delivered without interruption. We have established business relationships with scanning vendors. Hercules is interoperable with their scanning tools and although not required for Hercules to remediate vulnerabilities, Hercules imports the scan data results from those scanning tools to perform remediation. The termination of one or more of the scanning vendor relationships with us could have a material adverse effect on our results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of Citadel Security Software Inc held on March 29, 2006, stockholders authorized an amendment of the Company’s Certificate of Incorporation to combine shares of the Company’s common stock to effect a reverse stock split to be effective if finally approved by the Company’s board of directors. Our board of directors has determined not to pursue the reverse stock split at this time.

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes
Authorization of an amendment of the Company’s Certificate of Incorporation to combine shares of the Company’s common stock to effect one of the following reverse stock splits, only one of which, if any, is to be effected as finally approved by the Company’s board of directors:

• 1 share of common stock for each 2 outstanding shares of common stock;	21,393,193	2,169,465	48,996	--
• 1 share of common stock for each 3 outstanding shares of common stock;	21,243,193	2,330,645	37,816	--
• 1 share of common stock for each 4 outstanding shares of common stock; or	20,824,177	2,755,896	31,579	--
• 1 share of common stock for each 5 outstanding shares of common stock	20,520,507	3,017,542	73,605	--

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006	CITADEL SECURITY SOFTWARE INC.
By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer)

By:/s/ RICHARD CONNELLY
Richard Connelly, Chief Financial Officer
(Duly Authorized Signatory and Principal Accounting and Financial Officer)