Form 10-Q
period 2006-06-30
CITADEL SECURITY SOFTWARE INC
filed 2006-08-14
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 14, 2006, there were 30,518,230 shares of common stock, $.01 par value per share, outstanding.

CITADEL SECURITY SOFTWARE INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$176,808	$1,320,376
Accounts receivable-trade, less allowance of $163,843 and $209,000, respectively	1,949,306	2,570,090
Prepaid expenses and other current assets	1,260,324	932,591
Total current assets	3,386,438	4,823,057

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,303,519 and $2,483,398, respectively	4,306,108	5,126,228

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $7,824,219 and $6,625,180, respectively	4,381,359	4,431,322

OTHER ASSETS	75,438	84,812
TOTAL ASSETS	$12,149,343	$14,465,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Factoring line of credit	$634,014	$924,777
Accounts payable and accrued expenses (including $628,790 and $80,725 payable to an officer, respectively)	4,128,005	3,721,551
Accrued compensation and payroll tax obligations	1,333,005	1,245,401
Current portion of deferred revenue	4,472,380	4,680,328
Total current liabilities	10,567,404	10,572,057

LONG-TERM DEBT	3,750,000	3,750,000
DEFERRED REVENUE, LESS CURRENT PORTION	665,835	398,342
OTHER NON-CURRENT LIABILITIES	557,633	609,912

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, $1,000 stated value per share; 1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, liquidation preference of $15,000,000	10,422,299	10,422,299
Series B Preferred Stock, 7,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, liquidation preference of $7,000,000	5,247,688	5,247,688
COMMON STOCK, $.01 par value per share; 100,000,000 shares authorized; 30,518,230 shares issued and outstanding at June 30, 2006 and December 31, 2005	305,182	305,182
ADDITIONAL PAID-IN CAPITAL	46,951,070	46,179,211
ACCUMULATED DEFICIT	(66,317,768)	(63,019,272)
Total Stockholders’ Deficit	(3,391,529)	(864,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,149,343	$14,465,419

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenue
License fees	$899,029	$613,418	$4,577,677	$807,276
Content, subscription, and customer support services	1,695,224	1,201,350	3,155,457	2,361,861
Professional services	362,277	878,533	649,445	1,264,090
Total revenue	2,956,530	2,693,301	8,382,579	4,433,227

Costs of revenue
Software amortization	584,387	520,717	1,199,040	1,005,276
Content, subscription, and customer support services costs	293,507	421,077	663,507	882,259
Professional services costs	109,364	188,875	202,922	313,134
Shipping and other costs	94,747	26,970	152,993	34,320
Total costs of revenue	1,082,005	1,157,639	2,218,462	2,234,989

Operating expenses
Selling, general and administrative expense	3,393,998	5,401,818	7,469,047	10,272,412
Product development expense	348,782	701,216	868,107	1,044,060
Depreciation and amortization of property and equipment	407,969	438,559	820,120	856,874
Total operating expenses	4,150,749	6,541,593	9,157,274	12,173,346
Operating loss	(2,276,224)	(5,005,931)	(2,993,157)	(9,975,108)

Interest income	9,318	21,698	12,843	47,125
Interest expense	(139,659)	(63,569)	(318,182)	(123,995)
Loss before income taxes	(2,406,565)	(5,047,802)	(3,298,496)	(10,051,978)
Provision for income taxes	-	-	-	-
Net loss	(2,406,565)	(5,047,802)	(3,298,496)	(10,051,978)

Preferred stock dividends	-	(81,250)	-	(268,750)
Fair value adjustment for exchanged warrants	-	(274,800)	-	(274,800)
Non-cash accretion of preferred stock beneficial conversion feature	-	(61,542)	-	(123,084)
Net loss to common shareholders	$(2,406,565)	$(5,465,394)	$(3,298,496)	$(10,718,612)
Net loss per share to common shareholders
- basic and diluted	$(0.08)	$(0.18)	$(0.11)	$(0.36)
Weighted average common shares outstanding
- basic and diluted	30,518,230	29,877,708	30,518,230	29,861,807

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,298,496)	$(10,051,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,019,160	1,862,150
Provision for returns, allowances, and bad debts	825	-
Stock-based compensation expense	771,859	88,000
Amortization of deferred credit for tenant incentive recorded as leasehold improvements	(52,279)	-
Amortization of debt issuance costs recorded as interest expense	9,374	13,659
Changes in operating assets and liabilities:
Accounts receivable - trade	619,959	(506,902)
Prepaid expenses and other current assets	(327,733)	361,759
Accounts payable and accrued expenses	(141,611)	276
Accrued compensation and payroll tax obligations	87,604	(372,517)
Deferred revenue	59,545	(459,332)
NET CASH USED IN OPERATING ACTIVITIES	(251,793)	(9,064,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(1,203,583)
Capitalized software development costs	(1,149,077)	(1,706,818)
NET CASH USED IN INVESTING ACTIVITIES	(1,149,077)	(2,910,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock and warrants	-	6,902,396
Net payments of long-term debt	-	(640,909)
Payment of preferred stock dividends	-	(375,000)
Net payments made on factoring accounts receivable	(290,763)	-
Advances from an officer	1,110,408	-
Repayment of advances from an officer	(562,343)	-
Net proceeds from the exercise of employee stock options	-	16,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	257,302	5,902,487
Net decrease in cash and cash equivalents	(1,143,568)	(6,072,799)
Cash and cash equivalents at the beginning of the period	1,320,376	9,838,154
Cash and cash equivalents at the end of the period	$176,808	$3,765,355
Supplemental cash flow information:
Interest paid	$196,310	$110,336
Income taxes paid	$-	$-
Non-cash financing items:
Accretion of convertible preferred stock beneficial conversion feature	$-	$123,084
Fair value of warrants issued in conjunction with sale of preferred stock	$-	$1,204,060
Fair value adjustment of exchanged warrants	$-	$274,800
Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$-	$31,317
Preferred stock dividend accrued	$-	$81,250

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006

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

Description of Business

Citadel provides enterprise vulnerability management and policy compliance and enforcement solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. Citadel develops and markets full life cycle vulnerability management software solutions including Citadel’s patented technology included in its Hercules® product, powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. Hercules 4.1 is the latest version of the software with features that may be licensed separately including Compliance Manager, Remediation Manager, Patch Manager, AssetGuard, ConnectGuard and Enterprise Reporting. In addition, Hercules 4.1 is available in two formats, as traditional enterprise software or as software pre-installed on a hardware appliance. The Company also announced the second quarter of 2006 availability of Hercules Flashbox, an appliance for security content management that assists with the management of security content across widely distributed networks or networks disconnected from the Internet. With Citadel’s solutions, enterprises are able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation.

The Company's security software business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time Citadel was spun out from its former parent as a stand alone company in a pro rata dividend distribution to the shareholders of the former parent company. The Company is a Delaware corporation and is headquartered in Dallas, Texas with an additional office in Reston, Virginia. In October 2005 the Company formed a wholly owned subsidiary, Citadel Security Software International LLC for the purposes of managing the Company’s international operations. Citadel’s website can be found at www.citadel.com.

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

Liquidity and Plan of Operations

At June 30, 2006 the Company had cash and cash equivalents of approximately $177,000, a net working capital deficiency of approximately $7.2 million and a stockholders’ deficit of approximately $3.4 million. In addition, cash used in operating activities in the first six months of 2006 totaled approximately $252,000; and the Company incurred a loss of approximately $3.3 million for the first six months of 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances and loans from the Company's CEO.  In addition, the Company's CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors. The CEO advanced approximately $1,110,000 to the Company during the first six months of 2006 of which approximately $629,000 remained outstanding at June 30, 2006.  Subsequent to June 30, 2006, the Company's CEO loaned $3 million to the Company, as described in Note E - Subsequent Events.

The Company believes that the execution of its business plan including strategies to grow revenue and control costs and expenses, combined with liquidity available from our Factoring Agreement and the Company's CEO, is sufficient to fund operations for the next twelve months. If needed, Citadel may also consider raising additional debt or equity capital under the right circumstances. However, there can be no assurance that the Company will be able to raise debt or equity capital at terms it considers reasonable and prudent or that the Company will be able to fully execute its business plan in 2006.

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

Revenue Recognition

The Company's customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies have been designed to follow the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Revenue from license fees is generally recognized when a fixed fee order has been received and delivery to the customer has occurred. If software media and documentation are shipped FOB “Origin”, license fee revenue is recognized when shipped. If software media and documentation are shipped FOB “Destination”, license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality; and content subscriptions provide the customer with vulnerability remediation content updates on a when and if available basis. Content and customer support contracts include access to the vulnerability remediation content database for the term of the agreement and are sold separately from the license. The related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management's estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $163,843 has been estimated and recorded at June 30, 2006. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products, Citadel recognizes revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors and resellers was required at June 30, 2006.

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

The Company also offers its products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., the vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. For the six months ended June 30, 2006, the Company had approximately $278,000 of contracts under subscription of which the Company recognized $92,538 of subscription revenue. For the six months ended June 30, 2005, the Company had approximately $45,000 of contracts under subscription of which the Company recognized approximately $1,000 of subscription revenue.

In June 2005 Citadel announced the availability of the Company’s Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded as of June 30, 2006.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization of capitalized software development cost is classified in costs of revenue on the statements of operations. The Company’s products operate on or with other third party operating systems and software. When determining the useful life of a product, the Company considers factors such as the current state of the technology, operating systems upon which the Company’s products operate, competitive products and the potential use of its products by the end user. Technological advances in software operating systems and other software technologies upon which the Company’s products rely may shorten the expected life cycle of some versions of its products. The Company makes an assessment of the useful lives of its products at each quarterly balance sheet date. If that assessment determines that a shortened product life has occurred, the Company amortizes the remaining unamortized balances over the new estimated useful life of the product.

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

The Company evaluates the estimated net realizable value of each software product at each quarterly balance sheet date. The Company’s estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future. The Company determined that no write-down of capitalized software development costs was required at June 30, 2006 or December 31, 2005. Citadel’s SecurePC and NetOFF products are no longer being actively marketed and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there is no write-off required for any capitalized software development costs or purchased software associated with these products.

A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product development expense, net of capitalized software development costs	$348,782	$701,216	$868,107	$1,044,060
Software development costs capitalized	$629,507	$703,874	$1,149,077	$1,706,818
Software amortization expense	$584,387	$520,717	$1,199,040	$1,005,276

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the three and six months ended June 30, 2006 and 2005, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

The effect of Citadel stock options for 8,457,750 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at June 30, 2006 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at June 30, 2006 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. The weighted average number of outstanding common shares was 30,518,230 for both the three and six months ended June 30, 2006.

The effect of Citadel stock options for 8,809,000 shares of Citadel common stock and 3,259,383 Citadel warrants outstanding at June 30, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at June 30, 2005 into 7,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. For the three and six months ended June 30, 2005, the weighted average number of outstanding common shares was 29,877,708 and 29,861,807, respectively.

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

At December 31, 2005 trade receivables included amounts factored to Allied Capital Partners, L.P. (“Allied”) in the amount of $1,177,916. A factoring line of credit balance was also owed to Allied in the amount of $924,777 and was secured by these receivables. During the six months ended June 30, 2006, pursuant to the terms of the Allied agreements, Citadel received $2,197,536 of cash as a result of factoring $2,696,363 of trade accounts receivable with Allied. The remaining balance of $498,827 was held in reserve by Allied until the customer accounts receivable were collected. The Company has the right, and is obligated, to repurchase transferred receivables under the Allied agreements and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Total repayments of advances of $2,488,299 were made in the six months ended June 30, 2006, resulting in a factoring line of credit balance owed to Allied in the amount of $634,014 at June 30, 2006 (secured by $777,932 of trade receivables at June 30, 2006).

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”), and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. Citadel’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note C - Stock-Based Compensation for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s computation of expected volatility is based on historical volatility. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The adoption of SFAS No. 123R will require the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS No. 123R is not expected to have a significant effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders (See Note C).

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” (“SFAS No. 148”). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted this pronouncement beginning in fiscal year 2006 and does not expect SFAS No. 154 to have a material impact on its consolidated results of operations or financial statements.

NOTE B - CONCENTRATION OF CREDIT RISK

At June 30, 2006, the Company had approximately $77,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from their customers. At June 30, 2006, $601,198, or 28%, of the Company’s gross accounts receivable was due from BAE Systems, Inc., and $411,668, or 19%, was due from Intelligent Decisions, Inc., both of which are U.S. government systems integrators. Also at June 30, 2006, $214,764, or 10%, of the Company’s gross accounts receivable was due from First Horizon National Corporation, a financial institution, and $292,500, or 14%, was due from MCI, Inc., a telecommunications company. At December 31, 2005, $2,462,276, or approximately 91%, of the Company’s gross accounts receivable was due from BAE Systems, Inc. Allowances for credit losses are maintained at levels considered adequate by management.

NOTE C - STOCK-BASED COMPENSATION

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of Citadel prior to a spin out transaction of Citadel in May 2002. The plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 1,500,000 shares of common stock were originally reserved for issuance under the terms of the 2002 Stock Incentive Plan. In 2004 the Board and the Company’s stockholders approved amendments to the Plan, including an increase in the shares of common stock reserved for issuance thereunder by 1,500,000 shares of common stock to an aggregate of 3,000,000 shares. The Plan allows for the grant of non-qualified or incentive stock options. The options granted have a term of 10 years and generally vest over a period of three years. The board of directors has also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options have been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less and generally vest over periods of from one to three years.

On December 21, 2005, the Company granted 50,000 shares of restricted stock to each of six executives and 25,000 shares of restricted stock to each of the Company’s four outside directors. The shares of restricted stock issued to the executives vest in one year or upon a change in control if the executive remains employed with the Company (unless terminated without cause), and the shares of restricted stock issued to the directors are immediately vested. The fair value of the restricted stock was based on the closing market value of Citadel’s stock on the grant date. The $37,000 fair value of the directors’ 100,000 shares of restricted stock was recorded as general and administrative expense in 2005. The $111,000 fair value of the executives’ 300,000 shares of restricted stock was recorded as a decrease to additional paid in capital and will be amortized to compensation expense over the one year vesting period. At June 30, 2006 none of the 300,000 shares of restricted stock issued to the executives were vested.

Impact of the Adoption of SFAS No. 123R

Citadel adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six months ended June 30, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six months ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, management considers voluntary termination behaviors as well as trends in actual option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2006 was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Costs of revenue	$17,455	$28,803
Selling, general and administrative	242,247	551,714
Product development expense	106,208	191,342
Impact on net loss to common shareholders	$365,910	$771,859
Impact on net loss per share to common shareholders (basic and diluted)	$(0.01)	$(0.03)

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rates	4.83% - 4.91%	3.56% - 3.91%	4.31% - 4.91%	2.35% - 3.95%
Expected lives	5.73 years	5.0 years	5.8 years	5.0 years
Dividend yield	0%	0%	0%	0%
Expected volatility	117% - 120%	106%	97% - 120%	106% - 119%
Weighted-average volatility	118%	106%	109%	117%

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

Stock Option Activity

The following table summarizes the activity under the Plan and outside the Plan for the six months ended June 30, 2006:

	2002 Stock Incentive Plan				Outside the Plan
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,327,000	$1.59			6,516,250	$0.99
Granted	91,500	$0.48			-	-
Exercised	-	-			-	-
Cancelled	(412,000)	$2.21			(65,000)	$4.35
Outstanding at June 30, 2006	2,006,500	$1.43	8.52 years	$73,555	6,451,250	$0.96	6.70 years	$764,750
Vested and expected to vest at June 30, 2006	1,678,420	$1.43	8.52 years	$59,394	6,238,910	$0.96	6.70 years	$764,750
Options exercisable at June 30, 2006	929,416	$1.72	8.01 years	$27,063	5,754,140	$0.89	6.44 years	$764,750

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Citadel’s common stock for 578,500 options issued under the Plan and 4,043,750 options issued outside the Plan that were ”in-the-money” at June 30, 2006. No options were exercised during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2005, 50,000 options were exercised.

As of June 30, 2006, there was approximately $1,200,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.1 years.

The weighted average grant-date fair value of options granted in the six month periods ended June 30, 2006 and 2005 was $0.41 and $1.55, respectively.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in Citadel’s results of operations for the three and six month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the three and six months ended June 30, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss to common shareholders as reported	$(5,465,394)	$(10,718,612)
Deduct: Stock-based employee compensation expense determined under fair value based method	(505,174)	(1,001,015)
Pro forma net loss to common shareholders	$(5,970,568)	$(11,719,627)

Net loss per share to common shareholders:
As reported - basic and diluted	$(0.18)	$(0.36)
Pro forma - basic and diluted	$(0.20)	$(0.39)

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

In June 2006, the parties in the above-described securities and derivative suits signed a Memorandum of Understanding (“MOU”) for a global settlement to resolve all of these suits.  The defendants continue to deny the allegations in all of these suits and any definitive settlement agreement would be entered without the defendants admitting any liability.  The MOU is subject to a number of conditions, including finalization of mutually agreeable settlement documents and requisite court approval.  There can be no assurance that these conditions will be met and that the settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the MOU and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement, the ultimate outcome of these suits is not currently predictable, however should the current settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and the Company does not expect to incur any financial liability as a result of this settlement.  Therefore, the Company has not recorded any liabilities related to these suits at June 30, 2006.

Other Litigation

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings’ May 2002 spin-off of its interests in Citadel to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively, to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at June 30, 2006.

On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the “‘247 Patent”) to Citadel for the Company’s proprietary Hercules technology. Also on February 14, 2006, Secure Elements filed a declaratory judgment action in the United States District Court for the District of Delaware seeking a declaration from the Court that the ‘247 patent was both invalid and not infringed by Secure Elements. On March 6, 2006 Citadel answered Secure Element’s complaint, asserted counterclaims against Secure Elements for willful infringement of the ‘247 Patent, and sought an undisclosed amount of damages, costs and attorney’s fees, and an injunction barring Secure Elements from infringing the ‘247 Patent in the future. This case is in its infancy. The court has not yet entered a scheduling order and no discovery has been sought or obtained by either party. The Company believes this suit is without merit and intends to vigorously defend the suit. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at June 30, 2006.

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

NOTE E - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company‘s CEO advanced an additional $80,140 and was repaid his total advances balance due of $708,930. On August 11, 2006, in connection with his commitment to advance up to $3 million to the Company, the Company's CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment fee in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note's covenants, bankruptcy events or a material adverse effect on the Company's business), or a change of control.

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

OUR BUSINESS

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by a technology business incubator. Citadel was spun off as a standalone company in May 2002. We develop and market full life cycle vulnerability management software for enterprise level network security. Our computer software products include security and management solutions for networks and workstations which are designed to manage security on servers and personal computers (“PC”) attached to local area networks (“LAN”). Our products enable organizations to remediate their computer networks' security vulnerabilities that occur as a result of software application defects, unauthorized or weak access rights, or misconfigurations of systems. In some cases, security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker. Our software products can also be used to maintain compliance with security policies of the managed devices connected to the network.

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

We have identified below the accounting policies for revenue recognition, software costs and stock-based compensation which we believe are most critical to our business operations. These policies are discussed throughout Management's Discussion and Analysis, where such policies affect our reported and expected financial results.

REVENUE RECOGNITION

Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. Our customers consist of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. Our revenue recognition policies have been designed to follow the guidance provided by Statement of Position 97-2, "Software Revenue Recognition," (“SOP 97-2”), as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (“SOP 98-9”) and Staff Accounting Bulletin 104, "Revenue Recognition,” (“SAB 104”). Revenue from license fees is generally recognized when a fixed fee order has been received and delivery has occurred to the customer. If software media and documentation are shipped FOB “Origin”, license fee revenue is recognized when shipped. If software and media documentation are shipped FOB “Destination”, license fee revenue is recognized when delivered. In addition, revenue is recognized only when the collectibility of the invoiced amounts is probable and acceptance criteria, if any, have been met. Customer support contracts provide the customer the right to telephone support, software updates, point releases of new features and functionality, and content subscriptions provide the customer with vulnerability remediation updates on a when and if available basis. Content and customer support contracts are sold separately from the license and the related revenue is recognized ratably over the term of the support contract. Professional services revenue is recognized as the services are performed assuming all other revenue recognition criteria are met. In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to the undelivered components based on vendor specific objective evidence (VSOE) and recognized based on management’s estimate of the fair value of each undelivered component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation the customer has the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $163,843 was recorded at June 30, 2006. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, we record an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor’s future licensing of products, we recognize revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors was required at June 30, 2006.

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

We also offer our products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. For the six months ended June 30, 2006, the Company had approximately $278,000 of contracts under subscription of which the Company recognized $92,538 of subscription revenue. For the six months ended June 30, 2005, we had approximately $45,000 of contracts under subscription of which we recognized approximately $1,000 of subscription revenue.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded as of June 30, 2006.

SOFTWARE DEVELOPMENT COSTS

We follow the guidance provided in Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) is recorded at the lower of acquisition cost or net realizable value. We develop software for licensing to our customers and capitalize software development costs when technological feasibility has been established. Technological feasibility generally occurs at the time a detailed design and analysis plan is completed and programming of the software code begins. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs, the costs of outsourced development activities and costs of independent product testing and certification labs. Software development costs not qualifying for capitalization are expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Amortization expense is classified in costs of revenue in the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems upon which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies upon which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at quarterly each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”), and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. Citadel’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The adoption of SFAS No. 123R requires the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS No. 123R is not expected to have a significant effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” (“SFAS No. 148”). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

REVENUE

The components of revenue for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
License fees	$899,029	$613,418	$4,577,677	$807,276
Content, subscription, and customer support services	1,695,224	1,201,350	3,155,457	2,361,861
Other services	362,277	878,533	649,445	1,264,090
Total revenue	$2,956,530	$2,693,301	$8,382,579	$4,433,227

Revenue is derived primarily from the licensing of Hercules. Since March 2006, SecurePC and NetOFF, our legacy products, have no longer been actively marketed and are not expected to contribute significant revenue in the future. During the six months ended June 30, 2006 we received orders of $8.3 million for software, content, support and professional services, including second quarter 2006 orders of $1.9 million, and first quarter 2006 orders of $5.2 million for Hercules from RS Information Services, Inc., a systems integrator for the Department of Energy (“DoE”), $412,000 for Hercules from BAE Systems, Inc., a systems integrator for the Department of Treasury (“Treasury”), and $261,000 for services from BAE Systems, Inc., a systems integrator for the Defense Information Systems Agency (“DISA”) related to the Department of Defense. After applying revenue recognition criteria to total orders, total revenue was $3.0 million and $8.4 million for the three and six months ended June 30, 2006, respectively, compared to $2.7 million and $4.4 million for the three and six months ended June 30, 2005, respectively.

Revenue from license fees increased $285,611 and $3,770,401 for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase for the six month period was primarily due to approximately $3.3 million in license revenue recognized in the first quarter 2006 from the $5.2 million DoE order. Revenue from the licensing of SecurePC and NetOFF during the three and six months ended June 30, 2006 was $1,250 and $4,983, respectively. Revenue from the licensing of SecurePC and NetOFF during the three and six months ended June 30, 2005 was $15,509 and $37,913, respectively.

We require all customers to enter into a separate contract for customer support services when licensing our products. In addition to customer support contracts, we offer our Hercules solution on an annual or multi-year subscription basis. In addition to support services and subscriptions, customers may contract for Hercules content, i.e. access to the Hercules remedies available via the Hercules content service known as V-Flash. Revenue recognized from content, subscription, and customer support services contracts is recognized ratably over the term of the contract, which is generally one year, and amounted to $1,695,224 and $1,201,350 for the three months ended June 30, 2006 and 2005, respectively, and $3,155,457 and $2,361,861 for the six months ended June 30, 2006 and 2005, respectively. The three and six month period increases are primarily due to a higher aggregate value of these types of contracts in force during the 2006 periods versus the 2005 periods.

Professional services consist of optional training, implementation and security consulting services offered to our customers. Revenue from professional services engagements was $362,277 in the second quarter of 2006, declining $516,256, or 59%, from $878,533 in the second quarter of 2005. This decrease is primarily due to fewer professional services billable hours scheduled and performed during the second quarter of 2006 versus the second quarter of 2005. Similarly, revenue from professional services engagements for the six months ended June 30, 2006 and 2005 was $649,445 and $1,264,090, respectively, representing a decrease of $614,645, or 49%, also due to fewer professional services billable hours scheduled and performed during the 2006 period.

We determined that no provision for product returns and allowances was necessary for the three and six months ended June 30, 2006 and 2005. The provision for returns and allowances is an estimate based upon historical trends. We do not expect product returns or allowances, if any, to exceed the estimated allowance of $163,843 for returns and allowances at June 30, 2006 due to the nature of our licensing terms and product quality; however, there can be no assurance that returns will not exceed the allowance.

During the first six months of 2006 we continued to focus our licensing efforts on the government, healthcare, financial institutions and general corporate market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act for healthcare, Gramm-Leach-Bliley Act for financial services, Federal Information Security Management Act for government, the Sarbanes-Oxley Act of 2002 for publicly traded companies, and Presidential Decision Directive 63 for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Industry Segment:
Government	51%	56%	84%	65%
Corporate	39%	9%	12%	11%
Financial institutions	9%	29%	3%	19%
Education	0%	1%	0%	1%
All other, primarily health	1%	5%	1%	4%

Revenue from customers representing 10% or more of total revenue during the three and six months ended June 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
End User Customer:
Department of Energy	8%	-	43%	-
Defense Information Systems Agency (DISA)	42%	19%	24%	22%
Department of Veteran Affairs	14%	33%	10%	39%
Bureau of Public Debt	10%	-	3%	-
State Street Corporation	1%	17%	1%	11%
Citicorp North America, Inc.	-	11%	-	6%

We rely on our existing customer base as a whole for a source of recurring revenue from the renewal of customer support contracts, Hercules content subscriptions and subscription licenses during any quarter or calendar year. The non-renewal of any one of the higher dollar value contracts could have a material adverse effect on recurring revenue recognized in future periods. We made an announcement to discontinue support for SecurePC and NetOFF beginning in April 2007. The contract value associated with the renewal of SecurePC and NetOFF customer support services contracts is not expected to be material to the results of operations or financial condition of the Company due to the low dollar value and low number of contracts related to these products. Revenue from customer support contracts for SecurePC and NetOFF was $9,576 and $24,174 for the three and six months ended June 30, 2006, respectively. Revenue from customer support contracts for SecurePC and NetOFF was $145,288 and $375,521 for the three and six months ended June 30, 2005, respectively.

Historically, a significant portion of our revenue has come from large orders from government agencies and large corporate entities, resulting in fluctuations of reported revenue by industry and by customer from quarter to quarter. We expect that future revenue from the licensing of Hercules will be derived from multiple smaller orders primarily from large enterprises consisting of Fortune 2000 companies and government agencies and less from individual multi-million dollar orders, and should these opportunities result in the licensing of our products, we expect that revenue from new customers could be distributed across different industries and customers than in the past. In addition, the size and frequency of orders from government agencies is largely dictated by the government's budgeting and procurement processes making the purchase value and the timing of the placement of government orders difficult to predict, resulting in variability in comparability of total revenue, revenue by industry and revenue by customer reported from quarter to quarter. For these reasons any one customer or groups of customers in the same industry segment could become a material component of total revenue in any future quarter or year. In addition, there is no assurance that the distribution of revenue by industry segment or customer for the quarters presented is representative of future revenue projections and we expect that our revenue by industry segment and customer will vary markedly from period to period.

COSTS OF REVENUE

The components of costs of revenue for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Costs of revenue
Software amortization	$584,387	$520,717	$1,199,040	$1,005,276
Content, subscription, and customer support services costs	293,507	421,077	663,507	882,259
Professional services costs	109,364	188,875	202,922	313,134
Shipping and other costs	94,747	26,970	152,993	34,320
Total costs of revenue	$1,082,005	$1,157,639	$2,218,462	$2,234,989

Software Amortization

Software amortization begins at the time a new product or new version of a product is available for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Approximately $1.4 million of capitalized software costs have become amortizable since June 30, 2005 primarily due to the value of new releases of Hercules since June 30, 2005, including the release of Hercules 4.1 during the second quarter of 2006, resulting in additional amortizable capitalized software costs of $925,756. As a result of this increase in the average balance of capitalized software costs, software amortization expense increased $63,670, or 12%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Similarly, the software amortization for the six months ended June 30, 2006 increased $193,764 or 19% over the six months ended June 30, 2005 due to higher average balances of amortizable capitalized software development. We expect that software amortization will increase in the quarters of 2006 due to the amortization of the additional capitalized software development costs associated with planned new releases of Hercules.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at June 30, 2006 of $4,381,359 and December 31, 2005 of $4,431,322 indicated that the unamortized capitalized software balances at June 30, 2006 and December 31, 2005 did not exceed net realizable value. Accordingly, no write-down was required during the three months ended June 30, 2006 or the year ended December 31, 2005. As noted previously, the products SecurePC and NetOFF are no longer being actively marketed and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there is no write-off required for any capitalized software development costs or purchased software associated with these products. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

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

The content, subscription, and customer support services costs for the quarters ended June 30, 2006 and 2005 of $293,507 and $421,077, respectively, and for the six months ended June 30, 2006 and 2005 of $663,507 and $882,259, respectively, include the salaries, benefits and other direct and indirect expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that write the vulnerability remedies and manage the remedy content database. Their activities include the monitoring of various security intelligence sites, IRC channels and reports from our associated scanning partners for new vulnerabilities and the related exploits. As vulnerabilities and the related exploits are discovered, the remediation security engineers quickly respond by writing a remedy to counteract the discovered vulnerability and prevent its exploit. The remedy is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new remedies, the security engineers continually monitor and update research information and URL links for vulnerabilities and related content to ensure that all links and research information and research material are timely and relevant.

The costs associated with the customer support and security remediation group are largely dependent upon the number of people assigned to these functions. The total decrease in content, subscription, and customer support services costs of $127,570, or 30%, for the second quarter of 2006 compared to the second quarter of 2005, and the decrease in content, subscription, and customer support services costs of $218,752, or 25%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 are primarily attributable to a decrease in the number of employees performing these functions. At June 30, 2006, we employed a total of 4 full time employees in our support organization versus 5 full time employees at June 30, 2005. We also employed 8 full time security engineers in our V-Flash remediation security department at June 30, 2006 compared to 16 full time engineers employed for the same period in 2005. Content, subscription, and customer support services costs for the three and six months ended June 30, 2006 included stock-based compensation expense of $17,455 and $28,803, respectively. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

Professional Services Costs

For the three and six months ended June 30, 2006, costs associated with professional services engagements were $109,364 and $202,922, respectively, compared with $188,875 and $313,134 for the same periods in 2005. These costs include the direct costs and indirect overhead costs associated with the personnel performing the service engagements. The decrease in professional services costs during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 is directly attributed to a decrease in the number of billable consulting and training services hours performed during three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. At June 30, 2006, we had 5 dedicated full-time professionals providing professional services versus 4 professionals providing similar services at June 30, 2005. In addition, to meet demand, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to professional services costs.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules, third party royalties for technology embedded in Hercules and costs related to the Hercules Security Appliance. Shipping and other costs for the three and six months ended June 30, 2006 were $94,747 and $152,993, respectively, compared with $26,970 and $34,320 for the same periods in 2005. The 2006 increases in shipping and other costs are primarily due to increases in costs associated with third party software royalties and appliance hardware purchases. Shipping and other costs for the three and six months ended June 30, 2006 included costs related to the Hercules Security Appliance of $67,755 and $87,551, respectively, and third party royalty costs of $25,008 and $61,785, respectively. For the entire six month period ended June 30, 2005, costs related to the Hercules Security Appliance were only $4,613 and third party royalty costs totaled $14,042.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative ("SG&A") expenses of $3,393,998 and $5,401,818 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $2,007,820, or 37%. For the six months ended June 30, 2006 and 2005, we incurred SG&A expenses of $7,469,047 and $10,272,412, respectively, a decrease of $2,803,365, or 27%.

The decrease in SG&A expenses for the three and six months ended June 30, 2006 is primarily due to lower direct and indirect employee-related expenses which decreased approximately $2.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and approximately $2.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to decreases in SG&A headcount.

At June 30, 2006, we employed 30 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and 12 persons in finance, internal information technology, administration and general management, including our CEO and CFO. At June 30, 2005, we employed 53 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and 15 people in finance, internal information technology, administration and general management including our CEO and CFO.

Declines in direct marketing spending of approximately $360 thousand and $527 thousand, and declines in professional fees spending of approximately $670 thousand and $1.0 million, for the three and six months ended June 30, 2006 versus the three and six months ended June 30, 2005 also contributed to lower SG&A expenses in 2006. In the first and second quarters of 2006, professional fees were reduced by approximately $78 thousand and $127 thousand, respectively, resulting from reimbursed claims against our insurance policy for legal fees and other expenses related to shareholder lawsuits. First and second quarter 2005 results contained no similar legal reimbursements. SG&A for the three and six months ended June 30, 2006 included stock-based compensation expense of $242,247 and $551,714, respectively. We expect total SG&A to vary from quarter-to-quarter primarily related to variable commission expense on changes in revenue.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and software code programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense in the statement of operations. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the three and six months ended June 30, 2006 and 2005 is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product development expense, net of capitalized software development costs	$348,782	$701,216	$868,107	$1,044,060
Software development costs capitalized	$629,507	$703,874	$1,149,077	$1,706,818
Gross product development expense	$978,289	$1,405,090	$2,017,184	$2,750,878
Capitalized costs as a percentage of gross product development expense	64%	50%	57%	62%

The decreases in gross product development expense of $426,801 and $733,694 for the three and six months ended June 30, 2006, respectively, versus similar periods in 2005 are primarily due to decreases in total pay and benefits expenses associated with decreases in the number software development engineers and quality assurance engineers employed during the respective periods presented. At June 30, 2006, we employed 20 software development and quality assurance engineers versus 43 software development and quality assurance engineers at June 30, 2005. Gross product development expense for the three and six months ended June 30, 2006 included stock-based compensation expense of $106,208 and $191,342, respectively.

The capitalization rate, which is the percentage of capitalized costs to total gross product development costs for the period, also impacts product development expense, net of capitalized development costs. The increase in the capitalization rate from 50% for the three months ended June 30, 2005 to 64% for the three months ended June 30, 2006 is primarily due to higher levels of capitalizable costs associated with the June 2006 release of Hercules 4.1. The decrease in the capitalization rate from 62% for the six months ended June 30, 2005 to 57% for the six months ended June 30, 2006 is primarily due to higher levels of non-capitalizable costs and expenses.

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

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment for the three and six months ended June 30, 2006 of $407,969 and $820,120, respectively, remained relatively consistent compared to depreciation and amortization of property and equipment for the three and six months ended June 30, 2005 of $438,559 and $856,874, respectively. The estimated useful lives of the property and equipment range from one to eight years. Depreciation expense is not expected to change materially in future periods.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2006 was $139,659 and $318,182, respectively, compared to interest expense for the three and six months ended June 30, 2005 of $63,569 and $123,995, respectively. The $76,090 increase in interest expense in second quarter 2006 compared to second quarter 2005 was due to $19,265 of interest expense related to factored accounts receivable balances and the result of higher levels of average debt balances outstanding during the second quarter of 2006 versus the second quarter of 2005. Similarly, the $194,187 increase in interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to $78,952 of interest expense related to factored accounts receivable balances and the result of higher levels of average debt balances outstanding during the six months ended June 30, 2006 versus the six month period ended June 30, 2005. The average debt balance outstanding for the six months ended June 30, 2006 was approximately $3.8 million compared to $3.0 million for the six month period ended June 30, 2005. We expect interest expense to increase as a result of our loan from our CEO subsequent to June 30, 2006.

INTEREST INCOME

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the three and six months ended June 30, 2006 was $9,318 and $12,843, respectively. Interest income for the three and six months ended June 30, 2005 was $21,698 and $47,125, respectively. The decrease in interest income is primarily due to lower average balances of invested cash.

PREFERRED STOCK DIVIDENDS AND OTHER NON CASH ITEMS INCLUDED IN NET LOSS TO COMMON SHAREHOLDERS

The statements of operations present preferred stock dividends and the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Series A Shares”) as adjustments to the net loss so as to arrive at net loss to common shareholders for the three and six months June 30, 2005. For the three months ended June 30, 2005 we accrued $81,250 of dividends, which are shown as an increase to the loss to common shareholders. At the shareholders meeting in July 2005 the shareholders approved the modifications to the terms of the Series A Shares which included waiving of the dividend payments effective on May 9, 2005. Through May 9, 2005 the Series A Preferred Stock accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. No dividends accrue on the Series B Shares.

The Series A Shares were issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Shares and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Shares was approximately $985,000, which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the three and six months ended June 30, 2005, $61,542 and $123,084, respectively, of the beneficial conversion feature was accreted to loss to common shareholders. At September 30, 2005 the Company determined that the beneficial conversion feature no longer existed due to the relationship between the new preferred conversion price ($3/common share) and Citadel’s stock price; thus, we wrote-off the unaccreted balance of the conversion feature. As a result of this transaction, no accretion is recorded for the three and six months ended June 30, 2006.

In May 2005, we entered into an Exchange Agreement with Satellite Asset Management, L.P. (“Satellite”) the holder of our Series A and Series B Preferred Stock, where Citadel agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A Convertible Preferred Stock (the “Series A Warrants”) for new warrants (the “Exchange Warrants”) to purchase 1.2 million shares of common stock at an initial exercise price of $1.75 per share. The fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss from common shareholders of $274,800.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 the Company had cash and cash equivalents of approximately $177,000, a net working capital deficiency of approximately $7.2 million and a stockholders’ equity deficit of approximately $3.4 million. In addition, cash used in operating activities in the first six months of 2006 totaled approximately $251,000; and the Company incurred a loss of approximately $3.3 million for the first six months of 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances from the Company's CEO. The Company believes that it has adequate access to capital and that it will continue to have access to capital to fund the operations however, the Company has no plans as of the filing date of this report to raise additional funds. In addition, the Company's CEO committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors. The CEO advanced approximately $1,110,000 to the Company during the first six months of 2006 of which approximately $629,000 remained outstanding at June 30, 2006, and the balance of which was subsequently reimbursed. Subsequent to June 30, 2006, on August 11, 2006, in connection with this commitment, the Company's CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment fee in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note's covenants, bankruptcy events or a material adverse effect on the Company's business), or a change of control.

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

Cash Used in Operating Activities

The net cash used in operating activities was $251,793 for the six months ended June 30, 2006. Our $3,298,496 net loss was adjusted for net non-cash charges of $2,748,939 and a $297,764 net increase to cash for changes in operating assets and liabilities. Non-cash charges include depreciation and software amortization of $2,019,160, provision for returns, allowances and bad debts of $825, amortization of deferred debt issue costs of $9,374, stock-based compensation expense of $771,859, and were offset by the amortization of a credit related to a tenant incentive of $52,279. Cash increased due to a $5,538 increase in operating liabilities primarily due to a decrease of $141,611 in accounts payable and accrued expenses offset by an $87,604 increase in accrued compensation and payroll taxes and a $59,545 increase in deferred revenue. The decrease in operating liabilities was offset by a $292,226 change in operating assets consisting of a $619,959 decrease in trade accounts receivable offset by a $327,733 increase in prepaid expenses and other current assets related to deferred commission expense and prepaid insurance premiums. Total deferred revenue at June 30, 2006 was $5,138,215 and represents revenue to be earned from customer support contracts in force at June 30, 2006 and professional services contracts billed in advance of performing the services at June 30, 2006. Of the total deferred revenue, $665,834 is for prepaid customer support contracts and services expected to be performed more than twelve months from the balance sheet date; and accordingly have been classified as long-term deferred revenue. Total deferred revenue of $5,138,215 at June 30, 2006 increased $59,545 from total deferred revenue of $5,078,670 at December 31, 2005 primarily due to higher levels of contracts in force at June 30, 2006 than at December 31, 2005.

The net cash used in operating activities was $9,064,885 for the six months ended June 30, 2005. Our $10,051,978 net loss was adjusted for non-cash charges of $1,963,809 and a net decrease to cash for changes in operating assets and liabilities of $967,716. Non-cash charges included depreciation and amortization of $1,862,150, stock compensation expense of $88,000 paid in lieu of cash to a vendor, and debt issuance costs amortization of $13,659. Operating assets decreased $145,143 primarily due to a $506,902 increase in accounts receivables partially offset by a decrease in prepaid expenses related to the recognition of deferred commission expense. A total decrease of $372,241 for accounts payable, accrued compensation and payroll taxes combined was related to payments of commissions and payroll taxes. The remaining change in operating liabilities relates to a deferred revenue decrease of $450,332 due to the recognition of prepaid professional services performed during the six months ended June 30, 2005 and the ratable revenue recognized from customer support services contracts.

Cash Used in Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2006 were $1,149,077, representing additions to capitalized software development costs related to our Hercules product development. There were no funds used for capital expenditures during the six months ended June 30, 2006. This compares to cash flows used in investing activities during the six months ended June 30, 2005 of $2,910,401, representing $1,203,583 related to purchases of computer equipment and other information technology infrastructure assets, and $1,706,818 of additions to capitalized software development costs. Our development plans include new product releases, new features, and functionality additions to existing products. Gross expenditures for product development are largely dependent upon the number of software engineers employed and assigned to the software development projects. We believe that at June 30, 2006 we were fully staffed in product development therefore, gross expenditures are expected to remain stable from quarter to quarter during 2006. However, the capitalization rate may fluctuate from quarter to quarter in the future, depending upon the number and stage of software development projects that are in process and the related number of employees assigned to those projects.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2006 totaled $257,302. During the first six months of 2006, our CEO advanced Citadel $1,110,408 and Citadel repaid $562,343, leaving a balance due of $628,790 at June 30, 2006. Subsequent to June 30, 2006, our CEO advanced an additional $80,140 and was repaid his total advances balance due of $708,930. Also, on August 11, 2006, in connection with his commitment to advance up to $3 million to the Company, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved  by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007.  Additionally, during the six months ended June 30, 2006, pursuant to the terms of the Allied agreements, Citadel received $2,197,536 of cash as a result of factoring $2,696,363 of trade accounts receivable with Allied. The remaining balance of $498,827 was held in reserve by Allied until the customer accounts receivable were collected. Total repayments of advances of $2,488,299 were made in the six months ended June 30, 2006, resulting in a factoring line of credit balance owed to Allied in the amount of $634,014 at June 30, 2006 (secured by $777,932 of trade receivables at June 30, 2006).

Cash flows provided by financing activities for the six months ended June 30, 2005 were $5,902,487 consisting primarily of proceeds of $6,902,396 (net of $97,604 of transaction fees) from the issuance of 7,000 shares of Series B Convertible Preferred Stock in May 2005. Cash flows used by financing activities included $375,000 of dividend payments and $640,909 in scheduled principal payments related to the Company’s previously outstanding Comerica bank debt. We also received $16,000 from the exercise of employee stock options in the second quarter of 2006.

As a result of the aforementioned factors, cash and cash equivalents decreased $1,143,568 during the six months ended June 30, 2006, versus a decrease of $6,072,799 for the six months ended June 30, 2005.

CONTRACTUAL OBLIGATIONS

At June 30, 2006 we had outstanding debt of $3,750,000, all of which was classified as long term debt. Also, at June 30, 2006 we had commitments under open purchase orders for inventory, equipment, software, Common Criteria certification testing and third party royalty obligations of approximately $267,334.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash in excess of operating funds is invested in a money market fund. For the six months ended June 30, 2006 and 2005, we had interest income of $12,843 and $47,125, respectively, earned on funds invested in the money market investments.

ITEM 4. CONTROL AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the quarter ended June 30, 2006. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note D of the notes to the consolidated financial statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At June 30, 2006, we had cash and cash equivalents of approximately $177,000, a net working capital deficiency of approximately $7.2 million and a stockholders’ deficit of approximately $3.4 million. In addition, cash used in operating activities in the first six months of 2006 totaled approximately $252,000, and we incurred a loss of approximately $3.3 million for the first six months of 2006.

If the operating losses continue, we may be required, or could elect, to seek additional funding. Our future capital requirements will depend on many factors, including our revenues, the timing and extent of spending to support product development initiatives and expansion of sales and marketing, the timing of introductions of new products, enhancements to existing products, and the general market acceptance of our products. We cannot assure you that additional equity or debt financing will be available to us at the time we require the financing or available on acceptable terms. The terms of our preferred stock, loan agreements and factoring agreement may also make it more difficult for us to raise additional funds if needed. In the event we are required to seek additional capital, our shareholders may be diluted and any additional financing may have a material adverse effect on our results of operations and share price. Our sources of liquidity beyond twelve months, in our opinion, will be our then current cash balances, funds from operations, debt or equity financings and any credit facilities we may arrange. If we are unable to obtain additional funds, our business may be materially and adversely affected, our share price would be materially and adversely affected, and we may be forced to seek protection under the bankruptcy laws.

Historically we have had access to additional capital and have raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances and loans from our CEO. In addition, our CEO has committed to advance the Company up to three million dollars in funding should it be necessary for short term working capital needs through March 2007. The terms and conditions of any advance to the Company from the CEO will be established by the Company's Board of Directors. The CEO advanced approximately $1,110,000 to the Company during the first six months of 2006 of which approximately $629,000 remained outstanding at June 30, 2006 and was subsequently reimbursed. Subsequent to June 30, 2006, on August 11, 2006, in connection with this commitment, our CEO loaned $3 million to us pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company.  The note provides for 12% interest and a maturity date of January 12, 2007. The note is not secured by any of our assets and no equity or warrants were granted in connection with the note. The note provides for a prepayment fee in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note's covenants, bankruptcy events or a material adverse effect on the Company's business), or a change of control.

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

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 8,457,750 shares of common stock and warrants to issue 4,336,641 shares of common stock were outstanding as June 30, 2006. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

OUR CONVERTIBLE PREFERRED STOCK AND DEBT MAY ADVERSELY IMPACT CITADEL AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON CITADEL.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”) and shares of Series B Convertible Preferred Stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), the terms of which may have a material adverse effect on Citadel and its financial condition and results of operations. The Series A Preferred has a liquidation preference in the amount of $15 million plus accrued and unpaid dividends, if any, and the Series B Preferred has a liquidation preference in the amount of $7 million, all of which must be paid before common stockholders would receive funds in the event of a liquidation of Citadel, including some changes of control. In addition, Citadel is required to redeem the shares of Preferred Stock in certain circumstances, including Citadel’s failure to deliver shares of common stock to the holder of the Preferred Stock in connection with the conversion of the shares of Preferred Stock or a change in control of Citadel. Citadel has also agreed not to issue securities senior to or on a par with the Preferred Stock (other than the long-term debt currently in place) while the Preferred Stock is outstanding, which could materially and adversely affect the ability of Citadel to raise funds necessary to continue its business. The shares of our Preferred Stock (and related warrants) are convertible into 9,516,129 shares of our common stock at current conversion prices. The conversion prices are subject to antidilution protective provisions. In the event we issue shares of our common stock (or securities convertible into shares of our common stock) below the current conversion prices of the shares of Preferred Stock and warrants, the antidilution provisions would result in the issuance of substantial additional shares of our common stock upon any conversion. The issuance of shares of our common stock upon the conversion of our Preferred Stock and warrants (including as a result of the antidilution provisions) may result in substantial dilution to our stockholders, and could have a material adverse effect on the trading price of our shares of common stock.

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ CAPITAL MARKET, AND THE DELISTING COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

The NASDAQ Stock Market delisted Citadel’s shares of common stock from the NASDAQ Capital Market on Friday, May 5, 2006 as a result of Citadel’s failure to maintain compliance with Marketplace Rules 4310(c)(4) (the $1 per share minimum trading price) and 4310(c)(2)(B) (the requirement to maintain a minimum stockholders equity, market value of listed securities, or net income from continuing operations).

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

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in our Form 10-K for year ended December 31, 2005, our prior Form 10-Q filings, and in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have stated previously and continue to state that our revenues are difficult to forecast. We have previously experienced shortfalls in revenue and earnings from levels expected by investors and analysts, which have had an immediate and significant adverse effect on the trading price of our common stock and has resulted in shareholder litigation. This may occur again in the future.

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

RECENTLY IMPLEMENTED REGULATIONS RELATED TO EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Citadel. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on January 1, 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $378,199 and $716,359 for the three and six months ended June 30, 2006. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

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

In June 2006, the parties in the above-described securities and derivative suits signed a Memorandum of Understanding (“MOU”) for a global settlement to resolve all of these suits.  The defendants continue to deny the allegations in all of these suits and any definitive settlement agreement would be entered without the defendants admitting any liability.  The MOU is subject to a number of conditions, including finalization of mutually agreeable settlement documents and requisite court approval.  There can be no assurance that these conditions will be met and that the settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the MOU and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement, the ultimate outcome of these suits is not currently predictable, however should the current settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and we do not expect to incur any financial liability as a result of this settlement.  Therefore, we have not recorded any liabilities related to these suits at June 30, 2006. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $163,843 has been recorded at June 30, 2006. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products, Citadel defers revenue until payment is received. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at June 30, 2006. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

In addition, our revenue has been highly dependent upon revenue derived from the federal government and more specifically the Department of Energy, Department of Veteran Affairs and the Department of Defense. We expect that our revenue mix for the near future to be weighted toward the federal government customers where we have been engaged in the sales cycle for many months. We anticipate that the percentage of our revenue derived from commercial enterprises will increase gradually in future quarters as our commercial sales executives reach the end of the long sales cycles in accounts in the commercial sector. However there can be no assurance that our sales executives will be successful in the near term or in the quarters or years in which we expect to realize the sales.

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

The length of our product development and sales cycles may be greater than originally expected. We may experience delays in future product development or sales. These delays could have a material adverse effect on the amount and timing of future revenues. Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ or investors’ estimates and causing our stock price to decline.

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

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Promissory Note dated August 11, 2006 payable by the Company to the order of Steven B. Solomon, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	CITADEL SECURITY SOFTWARE INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer)

By:/s/ RICHARD CONNELLY
Richard Connelly, Chief Financial Officer
(Duly Authorized Signatory and Principal Accounting and Financial Officer)