Form 10-Q
period 2006-09-30
CITADEL SECURITY SOFTWARE INC
filed 2006-11-14
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 14, 2006, there were 30,518,230 shares of common stock, $.01 par value per share, outstanding.

CITADEL SECURITY SOFTWARE INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$859,284	$1,320,376
Accounts receivable-trade, less allowance of $163,843 and $209,000, respectively	2,756,868	2,570,090
Prepaid expenses and other current assets	1,149,879	932,591
Total current assets	4,766,031	4,823,057

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,689,276 and $2,483,398, respectively	3,920,351	5,126,228

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $8,419,810 and $6,625,180, respectively	3,928,613	4,431,322

OTHER ASSETS	70,750	84,812
TOTAL ASSETS	$12,685,745	$14,465,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Factoring line of credit	$1,147,145	$924,777
Accounts payable and accrued expenses (including $63,608 and $80,725 payable to an officer, respectively)	3,768,692	3,721,551
Accrued compensation and payroll tax obligations	1,306,374	1,245,401
Accrued legal settlement	1,000,000	-
Note payable to an officer	3,000,000	-
Current portion of deferred revenue	5,867,609	4,680,328
Total current liabilities	16,089,820	10,572,057

LONG-TERM DEBT	3,750,000	3,750,000
DEFERRED REVENUE, LESS CURRENT PORTION	225,657	398,342
OTHER NON-CURRENT LIABILITIES	531,495	609,912

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, $1,000 stated value per share;
1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, liquidation preference of $15,000,000	10,422,299	10,422,299
Series B Preferred Stock, 7,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, liquidation preference of $7,000,000	5,247,688	5,247,688

COMMON STOCK, $.01 par value per share; 100,000,000 shares authorized; 30,518,230 shares issued and outstanding at September 30, 2006 and December 31, 2005	305,182	305,182
ADDITIONAL PAID-IN CAPITAL	47,284,628	46,179,211
ACCUMULATED DEFICIT	(71,171,024)	(63,019,272)
Total Stockholders’ Deficit	(7,911,227)	(864,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,685,745	$14,465,419

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Revenue
License fees	$4,068	$765,128	$4,581,745	$1,572,404
Content, subscription, and customer support services	1,770,278	1,079,482	4,925,735	3,441,343
Professional services	256,044	349,230	905,489	1,613,320
Total revenue	2,030,390	2,193,840	10,412,969	6,627,067

Costs of revenue
Software amortization	595,590	593,127	1,794,630	1,598,403
Content, subscription, and customer support services costs	346,932	407,405	1,010,439	1,289,664
Professional services costs	76,784	100,783	279,706	413,917
Shipping and other costs	35,863	69,813	188,856	104,133
Total costs of revenue	1,055,169	1,171,128	3,273,631	3,406,117

Operating expenses
Selling, general and administrative expense	2,744,152	4,561,246	10,213,199	14,833,658
Product development expense	646,110	798,560	1,514,217	1,842,620
Depreciation and amortization of property and equipment	385,757	447,786	1,205,877	1,304,660
Professional fees related to sale of assets	600,701	-	600,701	-
Litigation settlement	1,250,000	-	1,250,000	-
Total operating expenses	5,626,720	5,807,592	14,783,994	17,980,938
Operating loss	(4,651,499)	(4,784,880)	(7,644,656)	(14,759,988)

Interest income	4,005	18,030	16,848	65,155
Interest expense (including $50,301 related to note payable to an officer for the three and nine months ended September 30, 2006)	(205,762)	(67,526)	(523,944)	(191,521)
Loss before income taxes	(4,853,256)	(4,834,376)	(8,151,752)	(14,886,354)
Provision for income taxes	-	-	-	-
Net loss	(4,853,256)	(4,834,376)	(8,151,752)	(14,886,354)

Preferred stock dividends	-	-	-	(268,750)
Fair value adjustment for exchanged warrants	-	-	-	(274,800)
Non-cash fair value adjustment for Series A Preferred Stock dividend waiver	-	1,826,000	-	1,826,000
Non-cash fair value adjustment for change in Series A Preferred Stock conversion price	-	(1,064,000)	-	(1,064,000)
Non-cash accretion of preferred stock beneficial conversion feature	-	(646,168)	-	(769,252)
Net loss to common shareholders	$(4,853,256)	$(4,718,544)	$(8,151,752)	$(15,437,156)

Net loss per share to common shareholders - basic and diluted	$(0.16)	$(0.16)	$(0.27)	$(0.52)

Weighted average common shares outstanding - basic and diluted	30,518,230	30,044,860	30,518,230	29,923,496

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,151,752)	$(14,886,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000,508	2,903,064
Provision for returns, allowances, and bad debts	825	-
Stock-based compensation expense	1,105,418	-
Common stock issued for services	-	88,000
Common stock issued for director’s fees	-	46,500
Amortization of deferred credit for tenant incentive recorded as leasehold improvements	(78,417)	(78,415)
Amortization of debt issuance costs recorded as interest expense	14,062	21,299
Changes in operating assets and liabilities:
Accounts receivable - trade	(187,603)	(1,224,370)
Prepaid expenses and other current assets	(217,288)	200,208
Other assets	-	17,243
Accounts payable and accrued expenses	114,558	670,795
Accrued legal settlement	1,000,000	-
Accrued compensation and payroll tax obligations	60,973	(220,120)
Deferred revenue	1,014,596	396,146
NET CASH USED IN OPERATING ACTIVITIES	(2,324,120)	(12,066,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(1,290,997)
Capitalized software development costs	(1,291,922)	(2,106,506)
NET CASH USED IN INVESTING ACTIVITIES	(1,291,922)	(3,397,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock and warrants	-	6,902,396
Borrowings on long-term debt	-	750,000
Repayments of long-term debt	-	(984,090)
Debt issuance costs	-	(5,000)
Payment of preferred stock dividends	-	(456,250)
Proceeds from note payable from an officer	3,000,000	-
Net borrowings on factoring accounts receivable	222,368	-
Advances from an officer	1,203,854	-
Repayment of advances from an officer	(1,271,272)	-
Net proceeds from the exercise of employee stock options	-	16,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,154,950	6,223,056
Net decrease in cash and cash equivalents	(461,092)	(9,240,451)
Cash and cash equivalents at the beginning of the period	1,320,376	9,838,154
Cash and cash equivalents at the end of the period	$859,284	$597,703

Supplemental cash flow information:
Interest paid	$450,833	$170,223
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CITADEL SECURITY SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Liquidity and Plan of Operations

At September 30, 2006 the Company had cash and cash equivalents of $859 thousand, a net working capital deficiency of approximately $11.3 million and a stockholders’ deficit of approximately $7.9 million. In addition, cash used in operating activities in the first nine months of 2006 totaled approximately $2.3 million; and the Company incurred a loss of approximately $8.2 million for the first nine months of 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances and loans from the Company's CEO. The CEO advanced approximately $1.2 million to the Company during the first nine months of 2006. At September 30, 2006, $13,307 remained unpaid. On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. At September 30, 2006, accrued interest related to this note totaled $50,301. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment penalty in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note’s covenants, bankruptcy events or a material adverse effect on the Company’s business), or a change of control.

Subsequent to September 30, 2006 the Company entered into an Asset Purchase Agreement with McAfee, Inc. by which substantially all of the assets of the Company will be sold for approximately $56.2 million. Subject to shareholder approval and subsequent to the asset sale the liabilities of the Company will be settled, a liquidating distribution payment will be made to shareholders and the Company will be liquidated. See NOTE G - SUBSEQUENT EVENTS.

Also subsequent to September 30, 2006, Mr. Solomon has advanced the Company approximately $475,000 in order to permit the Company to make a contractually required payment to settle certain litigation and for certain other matters. The Company expects to repay this advance prior to closing the asset sale out of normal cash collections. Any portion of the advance that has not been repaid will be paid promptly following the closing of the asset sale. See NOTE G - SUBSEQUENT EVENTS.

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

Customers may obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products are not licensed through retail distribution channels. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $163,843 has been estimated and recorded at September 30, 2006. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products, Citadel recognizes revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors and resellers was required at September 30, 2006.

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

The Company also offers its products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., the vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. For the nine months ended September 30, 2006, the Company had approximately $278,000 of contracts under subscription of which the Company recognized $154,809 of subscription revenue. For the nine months ended September 30, 2005, the Company had approximately $78,000 of contracts under subscription of which the Company recognized approximately $12,000 of subscription revenue.

In June 2005 Citadel announced the availability of the Company’s Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded as of September 30, 2006.

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

The Company evaluates the estimated net realizable value of each software product at each quarterly balance sheet date. The Company’s estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to reductions in corresponding charges for impairment in the future. The Company determined that no write-down of capitalized software development costs was required at September 30, 2006 or December 31, 2005. Citadel’s SecurePC and NetOFF products are no longer being actively marketed and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there is no write-off required for any capitalized software development costs or purchased software associated with these products.

A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product development expense, net of capitalized software development costs	$646,110	$798,560	$1,514,217	$1,842,620
Software development costs capitalized	$142,845	$399,688	$1,291,922	$2,106,506
Software amortization expense	$595,590	$593,127	$1,794,630	$1,598,403

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the three and nine months ended September 30, 2006 and 2005, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

The effect of Citadel stock options for 8,344,750 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at September 30, 2006 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at September 30, 2006 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. The weighted average number of outstanding common shares was 30,518,230 for both the three and nine months ended September 30, 2006.

The effect of Citadel stock options for 9,571,000 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at September 30, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at September 30, 2005 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. For the three and nine months ended September 30, 2005, the weighted average number of outstanding common shares was 30,044,860 and 29,923,496, respectively.

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

At December 31, 2005 trade receivables included amounts factored to Allied Capital Partners, L.P. (“Allied”) in the amount of $1,177,916. A factoring line of credit balance was also owed to Allied in the amount of $924,777 and was secured by these receivables. During the nine months ended September 30, 2006, pursuant to the terms of the Allied agreements, Citadel received $3,795,816 of cash as a result of factoring $5,940,497 of trade accounts receivable with Allied. The remaining balance of $2,144,681 was held in reserve by Allied until the customer accounts receivable were collected. The Company has the right, and is obligated, to repurchase transferred receivables under the Allied agreements and, therefore, the transaction does not qualify as a sale under the terms of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Total repayments of advances of $3,573,448 were made in the nine months ended September 30, 2006, resulting in a factoring line of credit balance owed to Allied in the amount of $1,147,145 at September 30, 2006 (secured by $2,690,815 of trade receivables at September 30, 2006).

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”), and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. Citadel’s consolidated financial statements as of and for the nine months ended 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note C - Stock-Based Compensation for further details.

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

NOTE B - CONCENTRATION OF CREDIT RISK

At September 30, 2006, the Company had approximately $759,000 in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral from their customers. At September 30, 2006, $2,610,090, or 89%, of the Company’s gross accounts receivable was due from BAE Systems, Inc., a U.S. government systems integrator. At December 31, 2005, $2,462,276, or approximately 91%, of the Company’s gross accounts receivable was due from BAE Systems, Inc. Allowances for credit losses are maintained at levels considered adequate by management.

Revenue from customers representing 10% or more of total revenue during the three and nine months ended September 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
End User Customer:
Department of Energy	15%	-	38%	-
Defense Information Systems Agency (DISA)	38%	26%	27%	24%
Department of Veteran Affairs	20%	18%	12%	27%
Iron Mountain Information Management	1%	12%	1%	4%
MCI	-	10%	-	7%

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

On December 21, 2005, the Company granted 50,000 shares of restricted stock to each of six executives and 25,000 shares of restricted stock to each of the Company’s four outside directors. The shares of restricted stock issued to the executives vest in one year or upon a change in control if the executive remains employed with the Company (unless terminated without cause), and the shares of restricted stock issued to the directors are immediately vested. The fair value of the restricted stock was based on the closing market value of Citadel’s stock on the grant date. The $37,000 fair value of the directors’ 100,000 shares of restricted stock was recorded as general and administrative expense in 2005. The $111,000 fair value of the executives’ 300,000 shares of restricted stock was recorded as a decrease to additional paid in capital and will be amortized to compensation expense over the one year vesting period. At September 30, 2006 none of the 300,000 shares of restricted stock issued to the executives were vested.

Impact of the Adoption of SFAS No. 123R

Citadel adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine months ended September 30, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine months ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, management considers voluntary termination behaviors as well as trends in actual option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Costs of revenue	$12,756	$41,559
Selling, general and administrative	236,557	788,271
Product development expense	84,246	275,588
Impact on net loss to common shareholders	$333,559	$1,105,418
Impact on net loss per share to common shareholders (basic and diluted)	$(0.01)	$(0.04)

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.91% - 5.03%	3.66% - 4.18%	4.31% - 5.03%	2.35% - 4.18%
Expected lives	6.0 years	5.0 years	5.9 years	5.0 years
Dividend yield	0%	0%	0%	0%
Expected volatility	121%	100%	97% - 121%	100% - 119%
Weighted-average volatility	121%	100%	112%	110%

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

Stock Option Activity

The following table summarizes the activity under the Plan and outside the Plan for the nine months ended September 30, 2006:

	2002 Stock Incentive Plan				Outside the Plan
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,327,000	$1.59			6,516,250	$0.99
Granted	121,500	$0.46			-	-
Exercised	-	-			-	-
Cancelled	(555,000)	$2.11			(65,000)	$4.35
Outstanding at September 30, 2006	1,893,500	$1.37	7.82 years	$21,740	6,451,250	$0.96	6.44 years	$400,813
Vested and expected to vest at September 30, 2006	1,684,929	$1.37	7.82 years	$18,642	6,242,117	$0.96	6.44 years	$400,813
Options exercisable at September 30, 2006	1,198,263	$1.46	7.24 years	$11,415	5,754,140	$0.89	6.19 years	$400,813

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Citadel’s common stock for 598,500 options issued under the Plan and 4,043,750 options issued outside the Plan that were ”in-the-money” at September 30, 2006. No options were exercised during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, 50,000 options were exercised.

As of September 30, 2006, there was approximately $850,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted average grant-date fair value of options granted in the nine month periods ended September 30, 2006 and 2005 was $0.39 and $1.15, respectively.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in Citadel’s results of operations for the three and nine month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the three and nine months ended September 30, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss to common shareholders as reported	$(4,718,544)	$(15,437,156)
Deduct: Stock-based employee compensation expense determined under fair value based method	(510,185)	(1,511,200)
Pro forma net loss to common shareholders	$(5,228,729)	$(16,948,356)

Net loss per share to common shareholders:
As reported - basic and diluted	$(0.16)	$(0.52)
Pro forma - basic and diluted	$(0.17)	$(0.57)

NOTE D - INCOME TAXES

During the third quarter of 2006 the Company commissioned a study of the availability of net operating loss carryforwards. As a result of that study the Company believes that for federal income tax purposes, at September 30, 2006 the Company had a net operating loss carryforward of approximately $56.9 million. This net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2023. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE E - LEGAL PROCEEDINGS

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

In September 2006, the parties in the above-described securities and derivative suits applied for a Preliminary Order (“Preliminary Order”) approving settlement of all of these suits and the fairness of the terms and conditions of the settlement.  The hearing is scheduled for December 15, 2006. The defendants continue to deny the allegations in all of these suits and any definitive settlement agreement would be entered without the defendants admitting any liability.  There can be no assurance that the settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the Preliminary Order and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement, the ultimate outcome of these suits is not currently predictable, however should the current settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and the Company does not expect to incur any financial liability as a result of this settlement.  Therefore, the Company has not recorded any liabilities related to these suits at September 30, 2006.

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

On August 23, 2006, Citadel and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, Citadel, Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers Associates against defendants Citadel, CT Holdings Enterprises, certain of Citadel's current and former directors and officers Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, Citadel shall pay the sum of $1,250,000 to Meyers Associates, of which $250,000 was paid in August 2006 and the remaining $1,000,000 was paid on November 1, 2006. As a result of the payments, the Defendants will be released by the Plaintiffs from all claims in the Actions 91 days after the payments, subject to the terms and conditions of the agreement. The $1,250,000 settlement is presented in the statement of operations as a “Litigation settlement” for the three and nine months ended September 30, 2006. In addition, the $1,000,000 litigation accrual at September 30, 2006 is shown separately on the face of the balance sheet.

On February 14, 2006 the United States Patent and Trademark Office issued U.S. Patent No. 7,000,247 (the “‘247 Patent”) to Citadel for the Company’s proprietary Hercules technology. Also on February 14, 2006, Secure Elements filed a declaratory judgment action in the United States District Court for the District of Delaware seeking a declaration from the Court that the ‘247 patent was both invalid and not infringed by Secure Elements. On March 6, 2006 Citadel answered Secure Element’s complaint, asserted counterclaims against Secure Elements for willful infringement of the ‘247 Patent, and sought an undisclosed amount of damages, costs and attorney’s fees, and an injunction barring Secure Elements from infringing the ‘247 Patent in the future. This case is in its infancy. The court has not yet entered a scheduling order and no discovery has been sought or obtained by either party. The Company believes this suit is without merit and intends to vigorously defend the suit. Currently, the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability related to this suit at September 30, 2006.

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

NOTE F - RELATED PARTY TRANSACTIONS

On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. At September 30, 2006, accrued interest related to this note totaled $50,301. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment fee in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note’s covenants, bankruptcy events or a material adverse effect on the Company’s business), or a change of control.

In addition, the CEO advanced approximately $1.2 million to the Company during the first nine months of 2006. At September 30, 2006, $13,307 remained unpaid. Subsequent to September 30, 2006, the CEO has advanced the Company approximately $475,000 in order to permit the Company to make a contractually required payment to settle certain litigation and for certain other matters. The Company expects to repay this advance prior to closing the asset sale out of normal cash collections. Any portion of the advance that has not been repaid will be paid promptly following the closing of the asset sale. See NOTE G - SUBSEQUENT EVENTS.

NOTE G - SUBSEQUENT EVENTS

On October 2, 2006, Citadel entered into an Asset Purchase Agreement (the “Purchase Agreement”) with McAfee, Inc., a Delaware corporation and a subsidiary (“McAfee”).  The Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities (the “Assumed Liabilities”) of Citadel by McAfee (collectively, the “Sale”). The consideration for the purchase of the Assets will be approximately $56,150,000 in immediately available funds. The completion of the Sale is subject to the approval of Citadel’s stockholders and receipt of necessary approvals under United States antitrust laws. The Board of Directors of Citadel approved the Purchase Agreement based in part on the recommendation of a Special Committee comprised entirely of disinterested directors (the “Special Committee”).  Also, beginning August 1, 2006 and ending on the date of the completion of the Sale, Citadel will receive an operating expense reimbursement of $1.7 million per month, less amounts of cash received from its customer billings and invoices after August 1, 2006. The Purchase Agreement contains comprehensive representations, warranties, covenants and indemnifications concerning the proposed transactions. Citadel anticipates that it will make distributions to its common stockholders after payment of all transaction costs, liabilities, preferred stock and other cash payments following expiration of a 30-day indemnification period, and subject to holding back any indemnification or other required amounts.

From and after October 2, 2006, Citadel is subject to a “no-shop” restriction on their ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows Citadel to provide information and participate in discussions with respect to unsolicited superior takeover proposals submitted prior to the approval of the Sale by Citadel’s stockholders.

Citadel may terminate the Purchase Agreement under certain circumstances, including if Citadel’s Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Purchase Agreement. In connection with such termination, Citadel must pay a termination fee of $2,320,000 to McAfee. McAfee may also terminate the Purchase Agreement under certain circumstances.

The Special Committee engaged ThinkEquity Partners, LLC (“ThinkEquity”) to provide a fairness opinion to the Special Committee. On October 2, 2006, Think Equity delivered its opinion to the Special Committee that as of the date of the opinion, and subject to the qualifications, limitations and assumptions set forth therein, certain consideration to be received by Citadel pursuant to the Purchase Agreement is fair, from a financial point of view, to Citadel.

Pursuant to an agreement (the “Preferred Holder Agreement”) dated as of October 2, 2006, among Citadel and the holders (the “Holders”) of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Stock”), the Holders have agreed to accept $18.84 million as payment for the redemption of their shares of Preferred Stock in full satisfaction of any liquidation preference or redemption payment that would otherwise be due to such Holders or their successors or assigns upon completion of the Sale; provided, that the Holders shall be entitled to receive an additional payment of up to $4.71 million if the purchase price for the Assets results in payments to the holders of the Company’s common stock that exceed $19.75 million in the aggregate or $0.57 per share of common stock after payment of taxes, creditors, transaction expenses, the Preferred Stock, and other payments required or permitted under the Purchase Agreement.  Following such additional payment, the Holders and Citadel have agreed that the balance of the proceeds from the Sale, if any, shall be for the benefit of the Company’s common stockholders. The Preferred Holder Agreement terminates on December 29, 2006 if the Sale has not been consummated on or before such date.

Pursuant to the Purchase Agreement, each director and executive officer of Citadel has been required to enter into a support agreement with McAfee (the “Support Agreements”) with respect to the voting and transfer of all securities of Citadel (including all shares of Citadel common stock and all options, warrants and other rights to acquire shares of Citadel common stock or any other securities of Citadel) (“Securities”) owned by each such person. Pursuant to the Support Agreements, each director and executive officer of Citadel has agreed, until the earlier to occur of the termination of the Purchase Agreement or the consummation of the Sale (the “Expiration Date”), to cause all Securities beneficially owned by him to be voted in favor of the Sale and certain matters related thereto (including the dissolution of Citadel after the completion of the Sale), in favor of the Purchase Agreement and each action contemplated therein, in favor of any matter that could reasonably be expected to facilitate the Sale and certain matters related thereto (and against any matter that is inconsistent with the prompt consummation of the Sale), certain matters related thereto, and the other transactions contemplated by the Purchase Agreement. Pursuant to the Support Agreements, each director and executive officer of Citadel has also agreed that, until the Expiration Date, such person will not (a) cause or permit any transfer of any of his Securities unless the transferee(s) expressly agrees in writing to be bound by the terms of the Support Agreement; (b) deposit (or permit the deposit of) any Securities into a voting trust or grant any proxy, or enter into any voting agreement or similar agreement or arrangement in contravention of his obligations under his Support Agreement with respect to his Securities; (c) take any action to solicit, initiate or encourage any acquisition of Citadel by another entity (an “Acquisition Proposal”), or engage in negotiations or discussions with, or disclose any nonpublic information relating to Citadel or any of its subsidiaries to, or otherwise assist, facilitate or encourage, any person (other than McAfee) that may be considering making, or has made, a Acquisition Proposal; or (d) in his capacity as a stockholder of Citadel, engage in any solicitation of other stockholders of Citadel against the approval of the Sale or any of the other actions contemplated by the Purchase Agreement. Such persons have also delivered an irrevocable proxy to Kevin Weiss and Eric F. Brown, officers of McAfee, Inc. to vote their shares as set forth in the Support Agreements.

The Company expects to recognize a financial gain from this transaction of approximately $39.0 million before income taxes. The gain for federal income tax purposes of approximately $51.7 million is expected to be offset by carryforward of net operating losses of approximately $57.1 million. The transaction is subject to shareholder approval and accordingly the tax asset associated with these net operating losses is fully offset by a valuation allowance due to the uncertainty of realization of the net operating losses. At September 30, 2006, Citadel has incurred $600,701 of professional fee expenses related to the Purchase Agreement transaction. These costs have been expensed as incurred and are presented in the statement of operations as “Professional fees related to sale of assets” for the three and nine months ended September 30, 2006.

Subsequent to September 30, 2006, Mr. Solomon has advanced the Company approximately $475,000 in order to permit the Company to make a contractually required payment to settle certain litigation and for certain other matters. The Company expects to repay this advance prior to closing the asset sale out of normal cash collections. Any portion of the advance that has not been repaid will be paid promptly following the closing of the asset sale.

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

OUR BUSINESS

The security software business of Citadel was formed in 1996 as the result of the acquisition of several technology businesses operated by a technology business incubator. Citadel was spun off as a standalone company in May 2002. We develop and market full life cycle vulnerability management software for enterprise level network security. Our computer software products include security and management solutions for networks and workstations which are designed to manage security on servers and personal computers (“PC”) attached to local area networks (“LAN”). Our products enable organizations to remediate their computer networks’ security vulnerabilities that occur as a result of software application defects, unauthorized or weak access rights, or misconfigurations of systems. In some cases, security vulnerabilities are the result of leaving unnecessary services turned on in a PC or LAN, or the occurrence of a system backdoor that remains closed until exploited and opened by a hacker. Our software products can also be used to maintain compliance with security policies of the managed devices connected to the network.

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

Customers may obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products are not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation the customer has the media and documentation shipped directly to them. A customer may return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, we record a provision for returns against license revenue in the same period the revenue is recorded. The provision is subject to estimation by management and has been based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $163,843 was recorded at September 30, 2006. The estimate of the allowance for returns, allowances and bad debts may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted during the period, the relative license revenue volume for the period and changes in financial condition of individual customers.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, we record an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor’s future licensing of products, we recognize revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors was required at September 30, 2006.

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

We also offer our products to customers under subscription licenses with one-year to three-year terms. The customer may renew the subscription at the end of the subscription term or may convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer receives the right to use the product, to post sale customer support and to content (i.e., vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment is generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions is recognized ratably over the term of the subscription. If a customer fails to adhere to the payment terms of the subscription, the revenue recognized is limited to the ratable recognition of the amount of payments actually received. For the nine months ended September 30, 2006, the Company had approximately $278,000 of contracts under subscription of which the Company recognized $154,809 of subscription revenue. For the nine months ended September 30, 2005, we had approximately $78,000 of contracts under subscription of which we recognized approximately $12,000 of subscription revenue.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition have been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded as of September 30, 2006.

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

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Amortization expense is classified in costs of revenue in the statements of operations. Our products operate on or with other third party operating systems and software. When determining the useful life of a product, we consider factors such as the current state of the technology, operating systems upon which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies upon which our products rely may shorten the expected life cycle of some versions of our products. We make an assessment of the useful lives of our products at each quarterly balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

ASSET PURCHASE AGREEMENT

On October 2, 2006, Citadel entered into an Asset Purchase Agreement (the “Purchase Agreement”) with McAfee, Inc., a Delaware corporation and a subsidiary (“McAfee”).  The Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities (the “Assumed Liabilities”) of Citadel by McAfee (collectively, the “Sale”). The consideration for the purchase of the Assets will be approximately $56,150,000 in immediately available funds. The completion of the Sale is subject to the approval of Citadel’s stockholders and receipt of necessary approvals under United States antitrust laws. The Board of Directors of Citadel approved the Purchase Agreement based in part on the recommendation of a Special Committee comprised entirely of disinterested directors (the “Special Committee”).  Also, beginning August 1, 2006 and ending on the date of the completion of the Sale, Citadel will receive an operating expense reimbursement of $1.7 million per month, less amounts of cash received from its customer billings and invoices after August 1, 2006. The Purchase Agreement contains comprehensive representations, warranties, covenants and indemnifications concerning the proposed transactions. Citadel anticipates that it will make distributions to its common stockholders after payment of all transaction costs, liabilities, preferred stock and other cash payments following expiration of a 30-day indemnification period, and subject to holding back any indemnification or other required amounts.

From and after October 2, 2006, Citadel is subject to a “no-shop” restriction on their ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows Citadel to provide information and participate in discussions with respect to unsolicited superior takeover proposals submitted prior to the approval of the Sale by Citadel’s stockholders.

Citadel may terminate the Purchase Agreement under certain circumstances, including if Citadel’s Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Purchase Agreement. In connection with such termination, Citadel must pay a termination fee of $2,320,000 to McAfee. McAfee may also terminate the Purchase Agreement under certain circumstances.

The Special Committee engaged ThinkEquity Partners, LLC (“ThinkEquity”) to provide a fairness opinion to the Special Committee. On October 2, 2006, Think Equity delivered its opinion to the Special Committee that as of the date of the opinion, and subject to the qualifications, limitations and assumptions set forth therein, certain consideration to be received by Citadel pursuant to the Purchase Agreement is fair, from a financial point of view, to Citadel.

Pursuant to an agreement (the “Preferred Holder Agreement”) dated as of October 2, 2006, among Citadel and the holders (the “Holders”) of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Stock”), the Holders have agreed to accept $18.84 million as payment for the redemption of their shares of Preferred Stock in full satisfaction of any liquidation preference or redemption payment that would otherwise be due to such Holders or their successors or assigns upon completion of the Sale; provided, that the Holders shall be entitled to receive an additional payment of up to $4.71 million if the purchase price for the Assets results in payments to the holders of the Company’s common stock that exceed $19.75 million in the aggregate or $0.57 per share of common stock after payment of taxes, creditors, transaction expenses, the Preferred Stock, and other payments required or permitted under the Purchase Agreement.  Following such additional payment, the Holders and Citadel have agreed that the balance of the proceeds from the Sale, if any, shall be for the benefit of the Company’s common stockholders. The Preferred Holder Agreement terminates on December 29, 2006 if the Sale has not been consummated on or before such date.

Pursuant to the Purchase Agreement, each director and executive officer of Citadel has been required to enter into a support agreement with McAfee (the “Support Agreements”) with respect to the voting and transfer of all securities of Citadel (including all shares of Citadel common stock and all options, warrants and other rights to acquire shares of Citadel common stock or any other securities of Citadel) (“Securities”) owned by each such person. Pursuant to the Support Agreements, each director and executive officer of Citadel has agreed, until the earlier to occur of the termination of the Purchase Agreement or the consummation of the Sale (the “Expiration Date”), to cause all Securities beneficially owned by him to be voted in favor of the Sale and certain matters related thereto (including the dissolution of Citadel after the completion of the Sale), in favor of the Purchase Agreement and each action contemplated therein, in favor of any matter that could reasonably be expected to facilitate the Sale and certain matters related thereto (and against any matter that is inconsistent with the prompt consummation of the Sale), certain matters related thereto, and the other transactions contemplated by the Purchase Agreement. Pursuant to the Support Agreements, each director and executive officer of Citadel has also agreed that, until the Expiration Date, such person will not (a) cause or permit any transfer of any of his Securities unless the transferee(s) expressly agrees in writing to be bound by the terms of the Support Agreement; (b) deposit (or permit the deposit of) any Securities into a voting trust or grant any proxy, or enter into any voting agreement or similar agreement or arrangement in contravention of his obligations under his Support Agreement with respect to his Securities; (c) take any action to solicit, initiate or encourage any acquisition of Citadel by another entity (an “Acquisition Proposal”), or engage in negotiations or discussions with, or disclose any nonpublic information relating to Citadel or any of its subsidiaries to, or otherwise assist, facilitate or encourage, any person (other than McAfee) that may be considering making, or has made, a Acquisition Proposal; or (d) in his capacity as a stockholder of Citadel, engage in any solicitation of other stockholders of Citadel against the approval of the Sale or any of the other actions contemplated by the Purchase Agreement. Such persons have also delivered an irrevocable proxy to Kevin Weiss and Eric F. Brown, officers of McAfee, Inc. to vote their shares as set forth in the Support Agreements.

The Company expects to recognize a financial gain from this transaction of approximately $39.0 million before income taxes. The gain for federal income tax purposes of approximately $51.7 million is expected to be offset by carryforward of net operating losses of approximately $57.1 million. The transaction is subject to shareholder approval and accordingly the tax asset associated with these net operating losses is fully offset by a valuation allowance due to the uncertainty of realization of the net operating losses. At September 30, 2006, Citadel has incurred $600,701 of professional fee expenses related to the Purchase Agreement transaction. These costs have been expenses as incurred and are presented in the statement of operations as “Professional fees related to sale of assets” for the three and nine months ended September 30, 2006.

REVENUE

The components of revenue for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
License fees	$4,068	$765,128	$4,581,745	$1,572,404
Content, subscription, and customer support services	1,770,278	1,079,482	4,925,735	3,441,343
Professional services	256,044	340,230	905,489	1,613,320
Total revenue	$2,030,390	$2,193,840	$10,412,969	$6,627,067

Revenue is derived primarily from the licensing of Hercules. Since March 2006, SecurePC and NetOFF, our legacy products, have no longer been actively marketed and are not expected to contribute significant revenue in the future. During the nine months ended September 30, 2006 we received orders of $11.8 million for software, content, support and professional services, including $4.0 million ($3.2 million renewal maintenance in the third quarter 2006, $500,000 product and maintenance in the second quarter of 2006 and $261,000 of services in first quarter 2006) from BAE Systems, Inc., a systems integrator for the Defense Information Systems Agency (“DISA”) related to the Department of Defense, $5.2 million for Hercules from RS Information Services, Inc., a systems integrator for the Department of Energy (“DoE”), and $412,000 for Hercules from BAE Systems, Inc., also as systems integrator for the Department of Treasury (“Treasury”). After applying revenue recognition criteria to total orders, total revenue was $2.0 million and $10.4 million for the three and nine months ended September 30, 2006, respectively, compared to $2.2 million and $6.6 million for the three and nine months ended September 30, 2005, respectively.

Revenue from license fees was $4,068 and $4.6 million for the three and nine months ended September 30, 2006 compared to $765,000 and $1.6 million, respectively, for the same periods in 2005. For the nine months ended September 30, 2006, license fees consist primarily of approximately $3.3 million of license revenue related to the DoE order mentioned above. Revenue from the licensing of SecurePC and NetOFF during the three and nine months ended September 30, 2006 was $0 and $4,983, respectively. Revenue from the licensing of SecurePC and NetOFF during the three and nine months ended September 30, 2005 was $30,345 and $45,854, respectively.

We require all customers to enter into a separate contract for customer support services when licensing our products. In addition to customer support contracts, we offer our Hercules solution on an annual or multi-year subscription basis. In addition to support services and subscriptions, customers may contract for Hercules content, i.e. access to the Hercules remedies available via the Hercules content service known as V-Flash. Revenue recognized from content, subscription, and customer support services contracts is recognized ratably over the term of the contract, which is generally one year, and amounted to $1,770,278 and $1,079,482 for the three months ended September 30, 2006 and 2005, respectively, and $4,925,735 and $3,441,343 for the nine months ended September 30, 2006 and 2005, respectively. The three and nine month period increases are primarily due to a higher aggregate value of these types of contracts in force during the 2006 periods versus the 2005 periods.

Professional services consist of optional training, implementation and security consulting services offered to our customers. Revenue from professional services engagements was $256,044 in the third quarter of 2006, declining $84,186, or 25%, from $340,230 in the third quarter of 2005. This decrease is primarily due to fewer professional services billable hours scheduled and performed during the third quarter of 2006 versus the third quarter of 2005. Similarly, revenue from professional services engagements for the nine months ended September 30, 2006 and 2005 was $905,489 and $1,613,320, respectively, representing a decrease of $707,831, or 44%, also due to fewer professional services billable hours scheduled and performed during the 2006 period.

We determined that no provision for product returns and allowances was necessary for the three and nine months ended September 30, 2006 and 2005. The provision for returns and allowances is an estimate based upon historical trends. We do not expect product returns or allowances, if any, to exceed the estimated allowance of $163,843 for returns and allowances at September 30, 2006 due to the nature of our licensing terms and product quality; however, there can be no assurance that returns will not exceed the allowance.

During the first nine months of 2006 we continued to focus our licensing efforts on the government, healthcare, financial institutions and general corporate market segments. This is due in part to the mandates of the Health Insurance Portability and Accountability Act for healthcare, Gramm-Leach-Bliley Act for financial services, Federal Information Security Management Act for government, the Sarbanes-Oxley Act of 2002 for publicly traded companies, and Presidential Decision Directive 63 for government, each of which require certain industries to meet minimum security requirements for the protection of personal, financial and government data. The revenue distribution by industry segments for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Industry Segment:
Government	84%	46%	84%	53%
Corporate	11%	31%	11%	23%
Financial institutions	4%	19%	3%	20%
Education	-	-	-	-
All other, primarily health	1%	4%	2%	4%

Revenue from customers representing 10% or more of total revenue during the three and nine months ended September 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
End User Customer:
Department of Energy	15%	-	38%	-
Defense Information Systems Agency (DISA)	38%	26%	27%	24%
Department of Veteran Affairs	20%	18%	12%	27%
Iron Mountain Information Management	1%	12%	1%	4%
MCI	-	10%	-	7%

We rely on our existing customer base as a whole for a source of recurring revenue from the renewal of customer support contracts, Hercules content subscriptions and subscription licenses during any quarter or calendar year. The non-renewal of any one of the higher dollar value contracts could have a material adverse effect on recurring revenue recognized in future periods. We made an announcement to discontinue support for SecurePC and NetOFF beginning in April 2007. The contract value associated with the renewal of SecurePC and NetOFF customer support services contracts is not expected to be material to the results of operations or financial condition of the Company due to the low dollar value and low number of contracts related to these products. Revenue from customer support contracts for SecurePC and NetOFF was $8,171 and $32,345 for the three and nine months ended September 30, 2006, respectively. Revenue from customer support contracts for SecurePC and NetOFF was $21,869 and $397,390 for the three and nine months ended September 30, 2005, respectively.

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

COSTS OF REVENUE

The components of costs of revenue for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Costs of revenue
Software amortization	$595,590	$593,127	$1,794,630	$1,598,403
Content, subscription, and customer support services costs	346,932	407,405	1,010,439	1,289,664
Professional services costs	76,784	100,783	279,706	413,917
Shipping and other costs	35,863	69,813	188,856	104,133
Total costs of revenue	$1,055,169	$1,171,128	$3,273,631	$3,406,117

Software Amortization

Software amortization begins at the time a new product or new version of a product is available for licensing. The estimated useful life used to amortize the capitalized value of released products is three years or less. Approximately $1.4 million of capitalized software costs have become amortizable since September 30, 2005 primarily due to the amount of new releases of Hercules since June 30, 2005, including the release of Hercules 4.1 during the second quarter of 2006, resulting in additional amortizable capitalized software costs of $925,756. As a result of the changes in the average balance of capitalized software costs, software amortization expense remained essentially unchanged at $595,590 for the quarter ended September 30, 2006 compared to $593,127 for the quarter ended September 30, 2005. Software amortization for the nine months ended September 30, 2006 increased $196,227 or 12% over the nine months ended September 30, 2005 due to higher average balances of amortizable capitalized software development costs.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at September 30, 2006 of $3,928,613 and December 31, 2005 of $4,431,322 indicated that the unamortized capitalized software balances at September 30, 2006 and December 31, 2005 did not exceed net realizable value. Accordingly, no write-down was required during the three months ended September 30, 2006 or the year ended December 31, 2005. As noted previously, the products SecurePC and NetOFF are no longer being actively marketed and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there is no write-off required for any capitalized software development costs or purchased software associated with these products. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

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

The content, subscription, and customer support services costs for the quarters ended September 30, 2006 and 2005 of $346,932 and $407,405, respectively, and for the nine months ended September 30, 2006 and 2005 of $1,010,439 and $1,289,664, respectively, include the salaries, benefits and other direct and indirect expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that write the vulnerability remedies and manage the remedy content database. Their activities include the monitoring of various security intelligence sites, IRC channels and reports from our associated scanning partners for new vulnerabilities and the related exploits. As vulnerabilities and the related exploits are discovered, the remediation security engineers quickly respond by writing a remedy to counteract the discovered vulnerability and prevent its exploit. The remedy is tested against the known affected platforms and delivered to the customer site electronically through the V-Flash mechanism. In addition to delivering new remedies, the security engineers continually monitor and update research information and URL links for vulnerabilities and related content to ensure that all links and research information and research material are timely and relevant.

The costs associated with the customer support and security remediation group are largely dependent upon the number of people assigned to these functions. The total decrease in content, subscription, and customer support services costs of $60,473 or 15%, for the third quarter of 2006 compared to the third quarter of 2005, and the decrease in content, subscription, and customer support services costs of $279,225 or 22%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 are primarily attributable to a decrease in the number of employees performing these functions. At September 30, 2006, we employed a total of 4 full time employees in our support organization versus 5 full time employees at September 30, 2005. We also employed 9 full time security engineers in our V-Flash remediation security department at September 30, 2006 compared to 13 full time engineers employed for the same period in 2005. Content, subscription, and customer support services costs for the three and nine months ended September 30, 2006 included stock-based compensation expense of $12,756 and $41,559, respectively. We anticipate that the cost associated with these functions will vary from quarter to quarter based on the number of personnel assigned to the customer support and remediation database functions and their associated compensation expense.

Professional Services Costs

For the three and nine months ended September 30, 2006, costs associated with professional services engagements were $76,784 and $279,706, respectively, compared with $100,783 and $413,917 for the same periods in 2005. These costs include the direct costs and indirect overhead costs associated with the personnel performing the service engagements. In addition, to meet demand, services engagements may be supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurs, the direct costs and overhead associated with these personnel in the performance of services engagements are charged to professional services costs. Despite the fact that at September 30, 2006, we had 6 dedicated full-time professionals providing professional services versus 5 professionals providing similar services at September 30, 2005 professional services costs decreased during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 due to a decrease in the number of billable consulting and training services hours performed during three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

Shipping and Other Costs

Shipping and other costs include freight costs, preparation of media and documentation, costs of third party products shipped with Hercules, third party royalties for technology embedded in Hercules and costs related to the Hercules Security Appliance. Shipping and other costs for the three months ended September 30, 2006 and 2005 were $35,863 and $69,813, respectively, representing a decrease of $33,950 primarily due to fewer appliance hardware purchases during the three months ended September 30, 2006 compared to the same period in 2005. Shipping and other costs for the nine months ended September 30, 2006 and 2005 were $118,856 and $104,133, respectively, representing an increase of $84,723 primarily due to increases in costs associated with third party software royalties and appliance hardware purchases. Shipping and other costs for the three and nine months ended September 30, 2006 included costs related to the Hercules Security Appliance of $9,878 and $97,429, respectively, and third party royalty costs of $24,284 and $86,069, respectively. Shipping and other costs for the three and nine months ended September 30, 2005 included costs related to the Hercules Security Appliance of $37,426 and $42,039, respectively, and third party royalty costs of $26,270 and $40,312, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred selling, general and administrative ("SG&A") expenses of $2,744,152 and $4,561,246 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $1,817,094, or 40%. For the nine months ended September 30, 2006 and 2005, we incurred SG&A expenses of $10,213,199 and $14,833,658, respectively, a decrease of $4,620,459, or 31%.

The decrease in SG&A expenses for the three and nine months ended September 30, 2006 is primarily due to lower direct and indirect employee-related expenses which decreased approximately $1.0 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, and approximately $2.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to decreases in SG&A headcount.

At September 30, 2006, we employed 32 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and 12 persons in finance, internal information technology, administration and general management, including our CEO and CFO. At September 30, 2005, we employed 62 sales and marketing professionals, including pre-sales security engineers and professional services consultants, and 16 people in finance, internal information technology, administration and general management including our CEO and CFO.

Declines in direct marketing spending of approximately $270 thousand and $540 thousand, and professional fees of approximately $430 thousand and $1.9 million, for the three and nine month periods ended September 30, 2006 versus the same period in 2005, also contributed to the decline in overall SG&A expenses. In the first six months of 2006, professional fees were reduced by approximately $205 thousand, resulting from reimbursed claims against our insurance policy for legal fees and other expenses, which were expensed in prior periods, related to shareholder lawsuits. 2005 results contained no similar legal reimbursements. SG&A for the three and nine months ended September 30, 2006 also included stock-based compensation expense of $236,557 and $788,271, respectively. We expect total SG&A to vary from quarter-to-quarter primarily related to variable commission expense on changes in revenue.

PROFESSIONAL FEES RELATED TO SALE OF ASSETS

During the three and nine months ended September 30, 2006, we incurred $600,701 of professional fee expenses related to the Purchase Agreement discussed above. These expenses have been presented in the statement of operations separately as “professional fees related to sale of assets” for the three and nine months ended September 30, 2006.

SETTLEMENT OF A LAWSUIT

As discussed in Note E - LEGAL PROCEEDINGS contained in the unaudited consolidated financial statements found elsewhere in this report, on August 23, 2006, Citadel and certain other parties entered into a Release and Settlement Agreement (“Settlement’) that provides for the settlement a lawsuit filed by Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings Enterprises (Citadel’s former parent company) and certain current and former officers and directors of the Company and/or CT Holdings Enterprises. Pursuant to the Settlement through November 1, 2006, Citadel has paid $1,250,000 to Meyers. This expense has been presented in the statement of operations separately as “litigation settlement” for the three and nine months ended September 30, 2006.

PRODUCT DEVELOPMENT EXPENSE

We capitalize software development costs at the time technological feasibility is established, which generally occurs at the time the design and analysis plan is completed and software code programming begins. The costs and expenses that qualify for capitalization primarily consist of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that do not qualify for capitalization and all costs and expenses incurred prior to technological feasibility are expensed and classified as product development expense in the statement of operations. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the three and nine months ended September 30, 2006 and 2005 is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product development expense, net of capitalized software development costs	$646,110	$798,560	$1,514,217	$1,842,620
Software development costs capitalized	$142,845	$399,688	$1,291,922	$2,106,506
Gross product development expense	$788,955	$1,198,248	$2,806,139	$3,949,126
Capitalized costs as a percentage of gross product development expense	18%	33%	46%	53%

The decreases in gross product development expense of $409,293 and $1,142,987 for the three and nine months ended September 30, 2006, respectively, versus similar periods in 2005 are primarily due to decreases in total pay and benefits expenses associated with decreases in the number software development engineers and quality assurance engineers employed during the respective periods presented. At September 30, 2006, we employed 16 software development and quality assurance engineers versus 33 software development and quality assurance engineers at September 30, 2005. Gross product development expense for the three and nine months ended September 30, 2006 included stock-based compensation expense of $84,246 and $275,588, respectively.

The capitalization rate, which is the percentage of capitalized costs to total gross product development costs for the period, also impacts product development expense, net of capitalized development costs. The decrease in the capitalization rate from 33% for the three months ended September 30, 2005 to 18% for the three months ended September 30, 2006, and from 53% for the nine months ended September 30, 2005 to 46% for the nine months ended September 30, 2006 is primarily due to higher levels of non-capitalizable costs and expenses.

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

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment for the three and nine months ended September 30, 2006 of $385,757 and $1,205,877, respectively, remained relatively consistent compared to depreciation and amortization of property and equipment for the three and nine months ended September 30, 2005 of $447,786 and $1,304,660, respectively. The estimated useful lives of the property and equipment range from one to eight years. Depreciation expense is not expected to change materially in future periods.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2006 was $205,762 and $523,944, respectively, compared to interest expense for the three and nine months ended September 30, 2005 of $67,526 and $191,521, respectively. The $138,236 increase in interest expense in third quarter 2006 compared to third quarter 2005 was primarily due to increases of $35,286 related to factored accounts receivable balances, $50,301 related to the $3 million note payable to the Company’s CEO, and $54,773 related to long-term debt Similarly, the $332,423 increase in interest expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to increases of $114,238 related to factored accounts receivable balances, $50,301 of interest expense related to the $3 million note payable to the Company’s CEO, and $165,152 related to long-term debt.

INTEREST INCOME

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the three and nine months ended September 30, 2006 was $4,005 and $16,848, respectively. Interest income for the three and nine months ended September 30, 2005 was $18,030 and $65,155, respectively. The decrease in interest income is primarily due to lower average balances of invested cash.

PREFERRED STOCK DIVIDENDS AND OTHER NON CASH ITEMS INCLUDED IN NET LOSS TO COMMON SHAREHOLDERS

The statements of operations present preferred stock dividends, the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Series A Shares”), and the non-cash fair value adjustments related to modifications of terms of the Series A Shares as adjustments to the net loss so as to arrive at net loss to common shareholders for the three and nine months September 30, 2005.

For the nine months ended September 30, 2005 we accrued $268,750 of dividends, which are shown as an increase to the loss to common shareholders. At the shareholders meeting in July 2005 the shareholders approved the modifications to the terms of the Series A Shares which included waiving of the dividend payments effective on May 9, 2005. Through May 9, 2005 the Series A Shares accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. No dividends accrue on the Series B Shares. The estimated fair value of the benefit related to the waiver of dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common shareholders.

At the shareholders meeting in July 2005 the shareholders also approved an amendment to the Certificate of Designation of the Series A Shares to reduce the conversion price from $5 to $3. The fair value of the Series A Shares immediately prior to the conversion price change (i.e., as of July 26, 2005) was estimated using a Black-Scholes options pricing model and compared to the fair value of the Series A Shares immediately following the approval of the conversion price change (i.e., as of July 27, 2005), resulting in a decrease to additional paid in capital and an increase in the net loss to common shareholders of $1,064,000 for the three and nine months ended September 30, 2005.

The Series A Shares were issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Shares and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Shares was approximately $985,000, which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common shareholders. For the three and nine months ended September 30, 2005, $18,061 and $141,145, respectively, of the beneficial conversion feature was accreted to loss to common shareholders. At September 30, 2005 the Company determined that the beneficial conversion feature no longer existed due to the relationship between the new preferred conversion price ($3/common share) and Citadel’s stock price; thus, we wrote-off the $628,107 unaccreted balance of the conversion. As a result of this transaction, no accretion is recorded for the three and nine months ended September 30, 2006.

In May 2005, we entered into an Exchange Agreement with Satellite Asset Management, L.P. (“Satellite”) the holder of our Series A and Series B Preferred Stock, where Citadel agreed to exchange warrants to purchase 1.2 million shares of common stock issued to Satellite in connection with the sale of Series A Shares (the “Series A Warrants”) for new warrants (the “Exchange Warrants”) to purchase 1.2 million shares of common stock at an initial exercise price of $1.75 per share. The fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 the Company had cash and cash equivalents of approximately $859 thousand, a net working capital deficiency of approximately $11.3 million and a stockholders’ equity deficit of approximately $7.9 million. In addition, cash used in operating activities in the first nine months of 2006 totaled approximately $2.3 million; and the Company incurred a loss of approximately $8.2 million for the first nine months of 2006.

Historically the Company has had access to additional capital and has raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances from the Company's CEO. The CEO advanced approximately $1.2 million to the Company during the first nine months of 2006. At September 30, 2006, $13,307 remained unpaid. On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. At September 30, 2006, accrued interest related to this note totaled $50,301. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment penalty in the amount of $500,000, including in connection with an event of default (including breaches of the note’s covenants, bankruptcy events or a material adverse effect on the Company’s business), or a change of control.

Subsequent to September 30, 2006 we entered into an Asset Purchase Agreement with McAfee, Inc. by which substantially all of the assets of the Company will be sold for approximately $56.2 million. Subject to shareholder approval and subsequent to the asset sale the liabilities of the Company will be settled, a liquidating distribution payment will be made to shareholders and the Company will be liquidated. See ASSET PURCHASE AGREEMENT above.

Also subsequent to September 30, 2006, Mr. Solomon has advanced the Company approximately $475,000 in order to permit the Company to make a contractually required payment to settle certain litigation and for certain other matters. The Company expects to repay this advance prior to closing the asset sale out of normal cash collections. Any portion of the advance that has not been repaid will be paid promptly following the closing of the asset sale.

Cash Used in Operating Activities

The net cash used in operating activities was $2,324,120 for the nine months ended September 30, 2006. Our $8,151,752 net loss was adjusted for net non-cash charges of $4,042,396 and a $1,785,236 net increase to cash for changes in operating assets and liabilities. Non-cash charges include depreciation and software amortization of $3,000,508, provision for returns, allowances and bad debts of $825, amortization of deferred debt issue costs of $14,062, stock-based compensation expense of $1,105,418, and were offset by amortization of a credit related to a tenant incentive of $78,417. Cash increased due to a $2,190,127 increase in operating liabilities primarily due to increases of $114,558 in accounts payable, $1,000,000 in the litigation settlement accrual recorded in August 2006, $1,014,596 in deferred revenue, and $109,059 in accrued expenses, partially offset by a $48,086 decrease in payroll taxes. The increase in operating liabilities was offset by a $404,891 change in operating assets consisting of a $187,603 increase in trade accounts receivable and a $217,288 increase in prepaid expenses and other current assets related to deferred commission expense and prepaid insurance premiums. Total deferred revenue at September 30, 2006 was approximately $6,093,266 and represents revenue to be earned from customer support contracts in force at September 30, 2006 and professional services contracts billed in advance of performing the services at September 30, 2006. Of the total deferred revenue, $225,657 is for prepaid customer support contracts and services expected to be performed more than twelve months from the balance sheet date; and accordingly have been classified as long-term deferred revenue. Total deferred revenue of $6,093,266 at September 30, 2006 increased $1,014,596 from total deferred revenue of $5,078,670 at December 31, 2005 primarily due to higher levels of contracts in force at September 30, 2006 than at December 31, 2005.

The net cash used in operating activities was $12,066,004 for the nine months ended September 30, 2005. Our $14,886,354 net loss was adjusted for non-cash charges of $2,980,448 and a net decrease to cash for changes in operating assets and liabilities of $160,098. Non-cash charges included depreciation and amortization of $2,903,064, stock compensation expense of $88,000 paid in lieu of cash to a vendor, stock compensation expense of $46,500 for stock issued to a director, and debt issuance costs amortization of $21,299, offset by amortization of a credit related to a tenant incentive of $78,415. Operating assets increased $1,006,919 primarily due to a $1,224,370 increase in accounts receivables partially offset by a decrease in prepaid expenses related to the recognition of deferred commission expense. A total increase of $450,675 for accounts payable, accrued compensation and payroll taxes consisted of a $670,795 increase in trade accounts payable offset by a decrease in accrued compensation and payroll taxes of $220,120 related to payments of commissions and payroll taxes. The remaining change in operating liabilities relates to an increase in deferred revenue $396,146.

Cash Used in Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2006 were $1,291,922, representing additions to capitalized software development costs related to our Hercules product development. There were no funds used for capital expenditures during the nine months ended September 30, 2006. This compares to cash flows used in investing activities during the nine months ended September 30, 2005 of $3,397,503, representing $1,290,997 related to purchases of computer equipment and other information technology infrastructure assets, and $2,106,506 of additions to capitalized software development costs. Our development plans include new product releases, new features, and functionality additions to existing products. Gross expenditures for product development are largely dependent upon the number of software engineers employed and assigned to the software development projects. We believe that at September 30, 2006 we were fully staffed in product development therefore, gross expenditures are expected to remain stable from quarter to quarter during 2006. However, the capitalization rate may fluctuate from quarter to quarter in the future, depending upon the number and stage of software development projects that are in process and the related number of employees assigned to those projects.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2006 totaled $3,154,950. During the first nine months of 2006, our CEO advanced Citadel $1,203,854 and Citadel repaid $1,271,272. On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. Additionally, during the nine months ended September 30, 2006, pursuant to the terms of the Allied agreements, Citadel received $3,795,816 of cash as a result of factoring $5,940,497 of trade accounts receivable with Allied. The remaining balance of $2,144,681 was held in reserve by Allied until the customer accounts receivable were collected. Total repayments of advances of $3,573,448 were made in the nine months ended September 30, 2006, resulting in a factoring line of credit balance owed to Allied in the amount of $1,147,145 at September 30, 2006 (secured by $2,690,815 of trade receivables at September 30, 2006).

Cash flows provided by financing activities for the nine months ended September 30, 2005 were $6,223,056 consisting primarily of proceeds of $6,902,396 (net of $97,604 of transaction fees) from the issuance of 7,000 shares of Series B Convertible Preferred Stock in May 2005. Cash flows used by financing activities included $456,250 of dividend payments, $750,000 of additional borrowings, $5,000 of debt issuance costs, and $984,090 in scheduled principal payments related to the Company’s previously outstanding Comerica bank debt. We also received $16,000 from the exercise of employee stock options during the nine months ended September 30, 2006.

As a result of the aforementioned factors, cash and cash equivalents decreased $461,092 during the nine months ended September 30, 2006, versus a decrease of $9,240,451 for the nine months ended September 30, 2005.

CONTRACTUAL OBLIGATIONS

At September 30, 2006 we had outstanding debt of $7,897,145, $3,750,000 of which was classified as long term debt, and $4,147,145 of which was classified as current notes payable, including amounts owed under our Factoring Agreement and amounts due to our CEO. Also, at September 30, 2006 we had commitments under open purchase orders for inventory, equipment, software, Common Criteria certification testing and third party royalty obligations of approximately $67,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash in excess of operating funds is invested in a money market fund. For the nine months ended September 30, 2006 and 2005, we had interest income of $16,848 and $65,155, respectively, earned on funds invested in the money market investments.

ITEM 4. CONTROL AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note E of the notes to the consolidated financial statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

At September 30, 2006, we had cash and cash equivalents of approximately $859 thousand, a net working capital deficiency of approximately $11.3 million and a stockholders’ deficit of approximately $7.9 million. In addition, cash used in operating activities in the first nine months of 2006 totaled approximately $2.3 million, and we incurred a loss of approximately $8.2 million for the first nine months of 2006.

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

Historically we have had access to additional capital and have raised money through both equity and debt financings, including borrowings against accounts receivable, preferred stock private placements, and advances and loans from our CEO. The CEO advanced approximately $1.2 million to the Company during the first nine months of 2006. At September 30, 2006, $13,307 remained unpaid. On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. At September 30, 2006, accrued interest related to this note totaled $50,301. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment fee in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note’s covenants, bankruptcy events or a material adverse effect on the Company’s business), or a change of control.

Subsequent to September 30, 2006 the Company entered into an Asset Purchase Agreement with McAfee, Inc. by which substantially all of the assets of the Company will be sold for approximately $56.2 million (the "Sale"). Subject to shareholder approval and subsequent to the asset sale the liabilities of the Company will be settled, a liquidating distribution payment will be made to shareholders and the Company will be liquidated. See ASSET PURCHASE AGREEMENT in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Also subsequent to September 30, 2006, Mr. Solomon has advanced the Company approximately $475,000 in order to permit the Company to make a contractually required payment to settle certain litigation and for certain other matters. The Company expects to repay this advance prior to closing the asset sale out of normal cash collections. Any portion of the advance that has not been repaid will be paid promptly following the closing of the asset sale.

IF OUR EXPECTATIONS REGARDING OUR LIQUIDATION EXPENSES ARE INACCURATE, THE AMOUNT WE DISTRIBUTE TO OUR STOCKHOLDERS IN CONNECTION WITH THE SALE MAY BE REDUCED.

Our estimate of the $0.52 to $0.54 per share that we expect to distribute to common stockholders in connection with the Sale is based on several assumptions, some of which may be inaccurate. For instance:

•
 We remain obligated under both our real property lease in Dallas, Texas and our real property lease in Reston, Virginia. Our aggregate remaining contractual obligation under these leases is approximately $4,400,000 although we are currently attempting to assign, cancel or sublease these leases. As a result, we are not certain what the remaining obligations under these leases will be. Our management believes, based on the terms of the real property leases and current conditions in the lease market, that our obligations under these real property leases may be effectively discharged for nominal amounts. However, if lease conditions change, or if other circumstances occur that affect our ability to discharge this liability, the amount we are able to distribute to our common stockholders could be reduced.

•
 The Asset Purchase Agreement includes a 30-day indemnification of McAfee, Inc. and McAfee LLC for breaches of our representations, warranties and covenants. If McAfee, Inc. or McAfee LLC were to make a claim of breach during this period, and thereafter successfully show that it had been damaged by such breach, we would be liable to McAfee, Inc. and McAfee LLC for the amount of such damages. The limit on any such indemnification claims is $3,000,000, absent fraud or intentional misrepresentation. We cannot assure you that McAfee, Inc. or McAfee LLC will not make a claim during such 30-day period, which could substantially reduce the amount we distribute to our common stockholders.

•
The Asset Purchase Agreement requires us to hold back $540,000 from distribution to our common stockholders until we receive a certificate from the Texas Comptroller of Public Accounts that no franchise or sales tax is due as a result of the closing of the asset sale. If we do not receive this certificate, we will not be able to distribute this $540,000 to our common stockholders.

•
We will remain subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” after the completion of our dissolution. Although we intend to request relief from these obligations after the closing of the asset sale, we may not receive this relief. If we do not receive this relief, our liquidation expenses will be higher than we expect, which will reduce the amount we are able to distribute to our common stockholders.

•
We are required to obtain certain third party consents and approvals as a condition to closing the Asset Purchase Agreement. Currently, we do not expect that the cost of these consents and approvals will be significant. However, if our expectation is incorrect, the amount we distribute to our common stockholders may be reduced.

DISTRIBUTIONS TO OUR COMMON STOCKHOLDERS COULD BE REDUCED IF OUR EXPECTATIONS REGARDING OPERATING EXPENSES ARE INACCURATE.

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to close the Asset Purchase Agreement and wind down operations. Because McAfee LLC will pay us an amount, in addition to the purchase price, equal to the excess of $1,700,000 per month over our cash receipts from customers for the period from August 1, 2006 through the closing of the asset sale, we do not expect normal operating expenses prior to closing of the asset sale to reduce the amount of cash available to distribute to our common stockholders. However, our expectations regarding our expense levels may be inaccurate. Any unexpected claims, liabilities or expenses or claims, liabilities or expenses that exceed our estimates, could reduce the amount of cash available for ultimate distribution to common stockholders. If available cash and amounts received on the sale of substantially all of our assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our common stockholders.

DISTRIBUTIONS TO OUR COMMON STOCKHOLDERS COULD BE DELAYED.

We currently expect to distribute $0.52 to $0.54 per share to our common stockholders, all but $0.01 to $0.02 of which we expect to distribute during January 2007. However, all or a portion of the distribution could be delayed, depending on many factors, including the following:

•
If lease conditions change, or if we become aware of other factors that we believe could affect our ability to discharge our real property lease obligations, we may be required to withhold additional amounts from our initial distribution until we are able to resolve these obligations.

•
 If McAfee, Inc. or McAfee LLC makes a claim under the indemnification provisions in the Asset Purchase Agreement during the 30-day period that follows the closing of the asset sale, we could be required to withhold up to $3,000,000 from our initial distribution to satisfy such claim, or higher amounts if the claim is based on fraud or intentional misrepresentations.

•
Other provisions of the Asset Purchase Agreement require us to hold back from any distributions to common stockholders amounts that would be necessary to satisfy some post-closing obligations, if they occur. For instance, we will not distribute any amounts necessary as a hold-back to cover our obligations to provide COBRA coverage to our terminated employees, other than those that McAfee, Inc. hires, and we must hold back $540,000 until we receive a certificate from the Texas Comptroller of Public Accounts that no franchise or sales tax is due as a result of the closing of the Asset Purchase Agreement.

•
At the time of our initial distribution to common stockholders, we will not have all of the information we need to estimate our remaining Exchange Act filing obligation expenses accurately. Although we intend to request relief from the SEC regarding these obligations, we will likely not have obtained this relief at the time of our initial distribution.

Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our common stockholders. As a result of these and other factors, we may need to hold back, for distribution at a later date, if at all, some or all of the estimated amounts that we expect to distribute to common stockholders.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE TRANSACTION MAY BE INACCURATE.

The proposed asset sale will be a taxable transaction to us for United States federal income tax purposes and we will recognize gain on the proposed asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $1,100,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $55,000,000, including losses arising prior to and after the date of our 2002 spinoff from our former parent company. We expect that our aggregate gain for federal income tax purposes related to the asset sale will be less than $55,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $1,100,000 AMT payment that we will make. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER’S PRO RATA SHARE OF AMOUNTS OWED TO CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

If the plan of liquidation and dissolution is approved by our stockholders, we will file a certificate of dissolution with the State of Delaware, dissolving Citadel. Pursuant to the Delaware General Corporation Law, which we refer to as the “DGCL,” we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the DGCL, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder, and in such event, a stockholder could receive nothing from us under the plan of liquidation and dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.

OUR ASSUMPTION THAT WE WILL NOT HAVE TO PAY TEXAS FRANCHISE TAX AS A RESULT OF THE CLOSING OF THE ASSET PURCHASE AGREEMENT MAY BE INACCURATE.

We do not believe we will be obligated to pay any Texas franchise tax as a result of the closing of the transaction. Beneficial ownership of all of our assets is held by our subsidiary Canberra Operating, L.P., a Texas limited partnership, and Texas franchise tax does not apply to dispositions of assets by limited partnerships. To confirm our position, immediately following the closing we intend to apply to the Texas Comptroller of Public Accounts for a statement that no franchise or sales tax is due as a result of the closing of the Asset Purchase Agreement. The Asset Purchase Agreement requires that we hold back $540,000 from distribution to our stockholders until we receive that statement. If we do not receive the statement, we would not be able to distribute $540,000 to our stockholders. Furthermore, if the Texas Comptroller challenges our position, we could be required to pay the Texas franchise tax, which would further reduce the amount we could distribute to our stockholders.

OUR STOCKHOLDERS COULD APPROVE THE ASSET PURCHASE AGREEMENT BUT VOTE AGAINST THE PLAN OF LIQUIDATION AND DISSOLUTION.

After the asset sale to McAfee LLC, we will have no business, operations or assets with which to generate revenue, and will have retained only those employees required to wind down our corporate existence. We do not intend to invest in another operating business. If the plan of liquidation and dissolution is not approved, we will proceed with the sale of substantially all of our assets, including all our tangible assets, our receivables (other than factored receivables), our intellectual property and substantially all of our customer contracts, to McAfee LLC, pay all of our liabilities which are not assumed by McAfee LLC, and, as a result of the plan of liquidation and dissolution not being approved, use some of the cash received from the asset sale to pay ongoing operating expenses instead of distributing it to our stockholders pursuant to the plan of liquidation and dissolution, which would decrease the distribution to be made to our stockholders. If the plan of liquidation and dissolution is not approved, we may make a second attempt to solicit a vote of the stockholders to approve the plan of liquidation and dissolution.

THE DIRECTORS AND OFFICERS OF CITADEL WILL RECEIVE ADDITIONAL BENEFITS FROM THE STOCKHOLDERS AS A RESULT OF THE ASSET SALE AND LIQUIDATION.

Following the filing of the certificate of dissolution with the Delaware Secretary of State, we will continue to indemnify each of our current and former directors and officers to the extent required under Delaware law and our certificate of incorporation and bylaws as in effect immediately prior to the filing of the certificate of dissolution. In addition, we intend to maintain our current directors’ and officers’ insurance policy through the date of dissolution and to obtain runoff coverage for an additional three to six years after filing the certificate of dissolution. Our executive officers and directors have interests in the asset sale other than or in addition to their interests as Citadel stockholders generally as described in our proxy statement filed with the SEC.

OUR STOCK TRANSFER BOOKS WILL CLOSE ON THE DATE WE FILE THE CERTIFICATE OF DISSOLUTION WITH THE DELAWARE SECRETARY OF STATE, AFTER WHICH IT WILL NOT BE POSSIBLE FOR STOCKHOLDERS TO PUBLICLY TRADE OUR STOCK.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Delaware Secretary of State, which we refer to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our certificate of dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief.

IF WE FAIL TO RETAIN THE SERVICES OF CERTAIN KEY PERSONNEL, THE PLAN OF LIQUIDATION AND DISSOLUTION MAY NOT SUCCEED.

The success of the plan of liquidation and dissolution depends in large part upon our ability to retain the services of certain of our current officers. We expect Messrs. Solomon and Connelly to remain as employees to assist in the liquidation after the closing at their current base salaries, without bonus. Failure to retain these personnel could harm the implementation of the plan of liquidation and dissolution. If we fail to retain the services of these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

IF THE CLOSING DOES NOT OCCUR BEFORE DECEMBER 29, 2006, THE PREFERRED STOCKHOLDER AGREEMENT WILL TERMINATE, WHICH COULD RESULT IN TERMINATION OF THE ASSET PURCHASE AGREEMENT OR, IF THE ASSET PURCHASE AGREEMENT IS NOT TERMINATED, REDUCED DISTRIBUTIONS TO HOLDERS OF COMMON STOCK.

Pursuant to the preferred stockholder agreement, the holders of our preferred stock have agreed that the preferred stock may be redeemed upon closing the asset sale to McAfee LLC for a cash payment of $18,840,000, which is $4,710,000 less than the amount of payments to which they are entitled upon redemption of the preferred stock. The holders of our preferred stock have agreed that they will be entitled to receive this $4,710,000 only to the extent of funds legally available after the holders of our common stock have received liquidating distributions of $0.57 per share. We do not expect to distribute $0.57 per share to our stockholders and, accordingly, do not expect to pay the holders of our preferred stock more than $18,840,000. The holders of our preferred stock have also agreed to waive other rights under the preferred stock and certain warrants held by them. The preferred stockholder agreement will terminate if the asset sale does not close by December 29, 2006. If the closing does not occur by December 29, 2006, we will attempt to negotiate an extension of the preferred stockholder agreement. If we are not able to obtain an extension, or if the terms of the preferred stockholder agreement are materially altered, McAfee LLC may refuse to close the asset sale. If we do close the asset sale without having received an extension, or if the terms of the preferred stockholder agreement are changed, we may be required to pay additional amounts to the holders of preferred stock, which would reduce distributions to our common stockholders. If we are required to pay the entire $4,710,000 that the preferred stockholders have agreed to defer, distributions to common stockholders would be reduced by approximately $0.13 per share.

IF THE CLOSING OF THE SALE DOES NOT OCCUR BEFORE DECEMBER 31, 2006, NEW TEXAS TAX LAWS AND REGULATIONS COULD RESULT IN THE IMPOSITION OF TEXAS STATE TAXES.

New Texas margin taxes are effective January 1, 2007. If the closing of the Asset Purchase Agreement does not occur on or before December 31, 2006, we expect to incur an additional Texas margin tax of less than $650,000, which would reduce the amount available for distribution to our stockholders.

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

We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. Options to purchase 8,344,750 shares of common stock and warrants to issue 4,336,641 shares of common stock were outstanding as September 30, 2006. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

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

As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreement with Mr. Lawrence Lacerte include that interest is payable each quarter with the principal balance due at maturity or upon a change of control (together with a 5% change of control premium). The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Our factoring agreements with Allied provide for a security interest in the accounts receivable that we factor with Allied. In August 2006, we obtained a $3 million loan from our CEO, which is due January 2007. As a result, we have limited flexibility in selling or granting security interests in our assets, which could limit our ability to raise additional funds and have a material adverse effect on our business and financial condition.

Pursuant to an agreement (the “Preferred Holder Agreement”) dated as of October 2, 2006, among Citadel and the holders (the “Holders”) of the Preferred Stock, the Holders have agreed to accept $18.84 million as payment for the redemption of their shares of Preferred Stock in full satisfaction of any liquidation preference or redemption payment that would otherwise be due to such Holders or their successors or assigns upon completion of the Sale; provided, that the Holders shall be entitled to receive an additional payment of up to $4.71 million if the purchase price for the Assets results in payments to the holders of our common stock that exceed $19.75 million in the aggregate or $0.57 per share of common stock after payment of taxes, creditors, transaction expenses, the Preferred Stock, and other payments required or permitted under the Purchase Agreement.  Following such additional payment, the Holders and Citadel have agreed that the balance of the proceeds from the Sale, if any, shall be for the benefit of our common stockholders. The Preferred Holder Agreement terminates on December 29, 2006 if the Sale has not been consummated on or before such date.

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

RECENTLY IMPLEMENTED REGULATIONS RELATED TO EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Citadel. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on January 1, 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $333,559 and $1,105,418 for the three and nine months ended September 30, 2006. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

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

In September 2006, the parties in the above-described securities and derivative suits applied for a Preliminary Order (“Preliminary Order”) approving settlement of all of these suits and the fairness of the terms and conditions of the settlement.  The hearing is scheduled for December 15, 2006. The defendants continue to deny the allegations in all of these suits and any definitive settlement agreement would be entered without the defendants admitting any liability.  There can be no assurance that the settlement will be finalized and approved by the court.  In the event that the settlement is not consummated, the parties will revert to their litigation positions immediately prior to the Preliminary Order and the defendants will continue to vigorously defend the suits.  Due to the uncertainty of the finalization of the settlement, the ultimate outcome of these suits is not currently predictable, however should the current settlement be finalized, the amount of the settlement falls within the insurance coverage for this claim and we do not expect to incur any financial liability as a result of this settlement.  Therefore, we have not recorded any liabilities related to these suits at September 30, 2006. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel.

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

On August 23, 2006, Citadel and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, Citadel, Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers Associates against defendants Citadel, CT Holdings Enterprises, certain of Citadel's current and former directors and officers Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, Citadel shall pay the sum of $1,250,000 to Meyers Associates, of which $250,000 was paid in August 2006 and the remaining $1,000,000 was paid on November 1, 2006. As a result of the payments, the Defendants will be released by the Plaintiffs from all claims in the Actions 91 days after the payments, subject to the terms and conditions of the agreement. The $1,250,000 settlement is presented in the statement of operations as a “Litigation settlement” for the three and nine months ended September 30, 2006. In addition, the $1,000,000 litigation accrual at September 30, 2006 is shown separately on the face of the balance sheet.

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

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES.

A customer may return a product under very limited circumstances during the first thirty to ninety days from shipment for a replacement if the media is damaged or for a full refund if the software does not perform in accordance with written specifications. Accordingly, the Company records a provision for returns against license revenue in the same period the revenue is recognized. The provision is estimated based on historical product returns and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $163,843 has been recorded at September 30, 2006. In the future, this estimate may fluctuate from period to period due to factors including but not limited to the value of actual returns, the average dollar value of licenses granted in the period and the relative product revenue volume for the period. In addition, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

Citadel utilizes a sell-through business model for distributors and resellers under which revenue is recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provide for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel records an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate is made. When payment is contingent upon the distributor's future licensing of products, Citadel defers revenue until payment is received. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist is reduced by reserves for estimated product returns. Such reserves are estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from resellers was required at September 30, 2006. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

ITEM 5. OTHER INFORMATION

On August 11, 2006, in connection with his commitment to advance up to $3 million to the Company, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. At September 30, 2006, accrued interest related to this note totaled $50,301. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment penalty in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note’s covenants, bankruptcy events or a material adverse effect on the Company’s business), or a change of control. The disinterested directors were aware of the status of the negotiations with McAfee, Inc. and that the prepayment fee would be payable to the Company’s CEO if Citadel were able to reach agreement with McAfee, Inc. regarding a sale of substantially all our assets and close that transaction prior to the maturity date of the promissory note.

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

Date: November 14, 2006	CITADEL SECURITY SOFTWARE INC.
By: /s/ Steven B. Solomon
Steven B. Solomon, President and Chief Executive Officer (Duly Authorized Signatory and Principal Executive Officer)

By: /s/ Richard Connelly
Richard Connelly, Chief Financial Officer (Duly Authorized Signatory and Principal Accounting and Financial Officer)