Form 10-K
period 2006-12-31
CDSS Wind Down Inc
filed 2007-04-03
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD ENDED ___________

COMMISSION FILE NUMBER: 000-33491

CDSS WIND DOWN INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2873882
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

TWO LINCOLN CENTRE, SUITE 1600, 5420 LBJ FREEWAY, DALLAS, TEXAS 75240
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
(214) 520-9292
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $15,447,851.

As of March 29, 2007, there were 34,318,230 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CDSS WIND DOWN INC.
FORM 10-K
ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2006

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. CDSS Wind Down Inc., f/k/a Citadel Security Software Inc. (“CDSS”, “Citadel” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which CDSS has derived from the information currently available to it. In addition, from time to time, CDSS or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in CDSS’s filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of CDSS's executive officers. For each of these forward-looking statements, CDSS claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or CDSS’s future performance, including but not limited to:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of CDSS;
•	any statements regarding the disposition of our existing assets;
•	any statements regarding the settlement of outstanding liabilities; and
•	any statements regarding liquidating distributions, if and when, to our Stockholders.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to CDSS:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;
•	our ability to successfully resolve all our outstanding creditor claims and ongoing litigation; and
•	those described under Risk Factors included in Item 1A of this document.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to CDSS on the date of this Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Report on Form 10-K and other statements made from time to time by CDSS or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about CDSS including without limitation those discussed elsewhere in this Form 10-K under the heading Risk Factors as well as those discussed elsewhere in this Form 10-K, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, CDSS is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-K and in other statements made from time-to-time by CDSS or its representatives might not occur.

“CDSS,” the "Company," “we,” “us,” and “our” refer to CDSS Wind Down Inc. f/k/a Citadel Security Software Inc. Hercules®, AssetGuard™, ConnectGuard™, Secure PC™ and NetOFF™ are trademarks or registered trademarks of McAfee, Inc. Other trademarks that may be mentioned in this Form 10-K are intellectual property of their respective owners.

ITEM 1. BUSINESS

INTRODUCTION

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries closed the sale of substantially all of its assets ("Asset Sale") to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the "Assets") and the assumption of certain identified liabilities (the "Assumed Liabilities") of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. CDSS anticipates that it will make distributions to its common stockholders after payment of all transaction costs, liabilities, preferred stock and other cash payments following expiration of a 30-day indemnification period, and subject to holding back any indemnification or other required amounts. An initial distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. CDSS anticipates that it will make additional estimated distributions to stockholders of $0.02 to $0.04 per share in one or more distributions to its common stockholders after payment of transaction costs, liabilities, and other cash payments, and subject to holding back any indemnification or other required amounts.

CDSS was incorporated in Delaware in December 1996. Our principal executive offices are located at Two Lincoln Centre, Suite 1600, 5420 LBJ Freeway, Dallas, Texas 75240, and the telephone number for that location is (214) 520-9292. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are electronically filed with, or furnished to, the SEC. In addition, the public may read and copy materials filed by CDSS with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price. On January 11, 2007 the trading symbol became "CWDW" resulting from the name change. CDSS's website can be found at www.CDSSWD.com. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K. Our common stock trades on the OTCBB under the symbol “CWDW”.

Prior to the Asset Sale, CDSS formerly provided enterprise vulnerability management and policy compliance and enforcement software solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. CDSS developed and marketed full life cycle vulnerability management software solutions under the Hercules® brand name powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. The Company's prior business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time CDSS was spun out from its former parent as a standalone company. The business was operated as standalone company from May 17, 2002 until the sale of substantially all of its assets to McAfee on December 4, 2006.

PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

As of March 29, 2007 and at December 31, 2006, we had not filed a certificate of dissolution in Delaware; however at a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts, and our activities are limited to:

•	filing a certificate of dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;

•	selling any of our remaining assets;

•	paying or settling the obligations owed to our remaining creditors;

•	terminating or settling any of our remaining commercial agreements, relationships or outstanding obligations;

•	resolving any outstanding litigation;

•	collecting any outstanding amounts due to CDSS;

•	establishing a contingency reserve for payment of our expenses and liabilities;

•	completing of tax filings;

•	complying with our Securities and Exchange Commission reporting requirements; and

•	making distributions to our stockholders.

Delaware law provides that, following the approval of the plan of liquidation and dissolution by the stockholders, the board of directors may take such actions as it deems necessary in furtherance of the dissolution of CDSS and the wind up of its operations and affairs. Notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law.

As of March 29, 2007 and at December 31, 2006, we had not filed a certificate of dissolution because we had not yet settled all of our outstanding obligations. At December 31, 2006 our projections of operating expenses and liquidation costs and assumption that we settle our lease liability at an amount that provides available funds for the final distribution, we estimate that the amount ultimately distributed to our common stockholders will be in the range of $0.52 to $0.54 per share. An initial distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. The distribution of the remaining $0.02 to $0.04 could be made following any reduction for any valid indemnification claims by McAfee (the period for making a claim expired on January 3, 2007), additional liabilities we may incur, and the ultimate settlement amounts of our liabilities including our office lease. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the remaining liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Following the 30-day indemnity period following the closing of the Asset Sale (which expired on January 3, 2007), the satisfaction of the holdback provisions of the Asset Purchase Agreement and payment of our initial liquidating distribution (paid on January 5, 2007), our board of directors may, at any time, turn our management over to a third party to complete the liquidation of our remaining assets and distribute any remaining proceeds from the Asset Sale to our stockholders pursuant to the plan of liquidation and dissolution. This third-party management may be in the form of a liquidating trust, which, if adopted by our board of directors, would succeed to all of our assets, liabilities and obligations. Our board of directors may appoint one or more of its members, one or more of our officers or a third party to act as trustee or trustees of such liquidating trust. If, however, all of our assets are not distributed within three years after the date our certificate of dissolution is filed with the State of Delaware, we will transfer our remaining assets to a liquidating trust if we have not already done so.

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2006 we had four employees, including our CEO and CFO all involved in the wind down of the company pursuant to the Plan of Dissolution.

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

WE CANNOT ASSURE YOU OF THE EXACT AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, settlement of remaining obligations under operating leases, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual distribution payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future. Furthermore, notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law.

OUR COMMON STOCK IS CONTINUING TO TRADE EVEN THOUGH WE ARE IN THE PROCESS OF LIQUIDATION AND LIQUIDATING DISTRIBUTIONS, IF ANY, MAY BE BELOW ANY TRADING PRICE.

Our common stock continues to trade on the OTCBB under the symbol “CWDW.” Trading in our stock is inherently risky, highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, lease obligations for office space and contractual obligations to vendors. As part of the wind down process, we will attempt to settle our obligations with our creditors including the office leases in Dallas, Texas and Reston, Virginia. At December 31, 2006, we are obligated under an operating lease for office space until October 2012 with a buyout option that may be exercised in October 2008 for a payment of approximately $1.4 million. We expect that we will be able to sublet the office space at prices at or above the current rental rate and have recorded an estimated settlement liability of approximately $1,554,000, however no assurances can be made that we will be able to find a subtenant acceptable to the landlord or at a rental rate that would allow us to settle the lease liability at an amount that would leave funds available for a distribution to stockholders. Furthermore, a sublease arrangement may require us to maintain our legal entity status as a Delaware corporation until the expiration of the lease liability in October 2012. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at December 31, 2006 and would reduce the amount of remaining capital available for future distribution to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES THAT WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION OUT OF THE LIQUIDATION TO STOCKHOLDERS.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, income, franchise, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash out of the liquidation, or any cash at all, to our stockholders.

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY AND THE ULTIMATE DISTRIBUTIONS TO OUR STOCKHOLDERS

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At December 31, 2006, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we will recognize gain on the proposed asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $45,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spinoff from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carryforwards of approximately $45,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we will make. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received.

OUR ASSUMPTION THAT WE WILL NOT HAVE TO PAY TEXAS FRANCHISE TAX AS A RESULT OF THE CLOSING OF THE ASSET PURCHASE AGREEMENT MAY BE INACCURATE.

We do not believe we will be obligated to pay any Texas franchise tax as a result of the closing of the transaction. Beneficial ownership of all of our assets was held by our subsidiary Canberra Operating, L.P., a Texas limited partnership, and Texas franchise tax did not apply to dispositions of assets by limited partnerships. To confirm our position, following the closing we applied to the Texas Comptroller of Public Accounts for a statement that no franchise or sales tax was due as a result of the closing of the Asset Purchase Agreement. If the Texas Comptroller challenges our position, we could be required to pay the Texas franchise tax, which would further reduce the amount we could distribute to our stockholders or our stockholders could be required to return any distributions they have received.

DISTRIBUTION OF CASH OUT OF THE LIQUIDATION, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, EACH STOCKHOLDER COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF HIS OR HER PRO RATA SHARE OF AMOUNTS OWED TO CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

In the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome until we are fully dissolved.

OUR BOARD OF DIRECTORS MAY AT ANY TIME TURN MANAGEMENT OF THE LIQUIDATION OF CDSS OVER TO A THIRD PARTY, AND SOME OR ALL OF OUR DIRECTORS MAY RESIGN FROM OUR BOARD AT THAT TIME.

Our Board of Directors may at any time turn the management of CDSS over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our board at that time. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers, including Steven B. Solomon, our Chairman and Chief Executive Officer, Richard Connelly, our Chief Financial Officer, and our directors. Our business could be negatively impacted if we were to lose the services of one or more of these persons. Richard Connelly has provided notice of his resignation, effective April 2, 2007 following completion of the Asset Sale, and our business may suffer as a result of his resignation if we are unable to obtain replacement services on acceptable terms.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2006 we have approximately 33,500 square feet of office space under lease in Dallas, Texas, our former headquarters, and 6,300 square feet of office space under lease in Reston, Virginia. The average monthly rent over the term of the leases for this space is approximately $52,200 per month and $12,000 per month, respectively, exclusive of annual operating expenses charged separately by the landlords. We believe that both leases have commercially reasonable terms. The Dallas, Texas office lease expires in October 2012, with a buyout option that may be exercised in October 2008 for a payment of approximately $1.4 million. We are seeking to sublease this facility and expect to continue to meet our rent obligations under this lease until a subtenant or other arrangement with the landlord is consummated. The Reston, Virginia office lease expires in May 2007. We expect to meet the monthly rent obligations of this lease until its expiration in May 2007.

We maintain fire and casualty insurance that we believe adequately covers our leased properties against loss.

ITEM 3. LEGAL PROCEEDINGS

Securities and Derivative Litigation Settled

In January, February and March 2005, seven virtually identical lawsuits were filed against CDSS, Steven B. Solomon, the Company’s Chief Executive Officer and a Director, and Richard Connelly, the Company’s Chief Financial Officer. These suits were consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased CDSS’s securities between February 12, 2004 and December 16, 2004, inclusive. The suits sought recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after CDSS’s announcement on December 17, 2004 that the Company’s projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action.

On April 1, 2005, a stockholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of CDSS against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also named the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserted claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit sought the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party.

On April 28, 2005, a stockholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserted claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purported to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described above.

In September 2006, the parties in the above-described securities and derivative suits applied for a Preliminary Order (“Preliminary Order”) approving settlement of all of these suits and the fairness of the terms and conditions of the settlement. The hearing was held on December 15, 2006 and the Preliminary Order was approved by the court. Liabilities under this settlement were fully covered under the Company's insurance policies.

Meyers Litigation Settled

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleged that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings appealed the Judgment. The suit alleged that CT Holdings’ May 2002 spin-off of its interests in CDSS to CT Holdings’ stockholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserted fraudulent conveyance claims against CDSS and CT Holdings pursuant to Delaware statutory and common law. The suit also asserted a claim against CDSS for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleged that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit sought to void the spin-off transaction or alternatively, to hold CDSS liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs.

On August 23, 2006, CDSS and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, CDSS, Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers Associates against defendants CDSS, CT Holdings Enterprises, certain of CDSS's current and former directors and officers Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, CDSS paid the sum of $1,250,000 to Meyers Associates, of which $250,000 was paid in August 2006 and the remaining $1,000,000 was paid on November 1, 2006. As a result of the payments, the Defendants were released by the Plaintiffs from all claims in the Actions 91 days after the payments, subject to the terms and conditions of the agreement. The $1,250,000 settlement is presented in the statement of operations as a “Litigation settlement” for the period ended December 4, 2006.

From time to time, CDSS may be subject to additional legal claims incidental to CDSS’s business. The Company may suffer an unfavorable outcome as a result of one or more claims including the specific items discussed previously. CDSS does not expect the final resolution of these claims, individually or in the aggregate, to have a material adverse effect on the Company’s financial position. However, depending on the amount and timing of unfavorable resolutions of claims against CDSS, or the costs of settlement or litigation, the Company’s ability to dissolve the Company in a timely manner and make distributions to stockholders could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders on December 1, 2006 the following proposals were approved:

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
Proposal No. 1 — to approve the proposed sale of substantially all of Citadel’s assets to McAfee Security, LLC, a wholly-owned subsidiary of McAfee, Inc., pursuant to an Asset Purchase Agreement.	15,926,528	704,260	65,524	0

Proposal No. 2 — to approve the Plan of Complete Liquidation and Dissolution of Citadel, including the liquidation and dissolution of Citadel as contemplated thereby, following the sale of substantially all of Citadel’s assets to McAfee Security, LLC.	15,890,171	740,589	65,552	0

Proposal No. 3 — to approve a certificate of amendment to our Amended and Restated Certificate of Incorporation, to remove the name “Citadel Security Software” following the sale of substantially all of Citadel’s assets to McAfee Security, LLC.	15,831,998	741,240	123,074	0

Proposal No. 4 - to consider and act upon such other matters as may come before the meeting.	14,997,226	1,530,152	168,934	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On May 20, 2002 the Company’s stock began trading on the Over-The-Counter Bulletin Board under the symbol CDSS. In April, 2004 the Company's stock began trading on the NASDAQ Capital Market under the symbol CDSS. On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price and other listing criteria. On January 11, 2007 the trading symbol became "CWDW" resulting from the name change to CDSS Wind Down Inc.

As of March 29, 2007, the last sales price per share of the Company’s common stock, as reported by the OTCBB, was $0.017 per share. The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2005 through December 31, 2006, as reported by The NASDAQ Capital Market and the Over-The-Counter Bulletin Board for the respective periods the stock was traded on these markets (high and low quotations from the Over-The-Counter Bulletin Board reflect inter-dealer prices, and all prices do not reflect retail markup, markdown or commission, and may not necessarily represent actual transactions).

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2006
1st Quarter	$0.85	$0.24
2nd Quarter	$0.79	$0.45
3rd Quarter	$0.54	$0.32
4th Quarter	$0.52	$0.43

YEAR ENDED DECEMBER 31, 2005
1st Quarter	$2.55	$1.02
2nd Quarter	$1.40	$0.75
3rd Quarter	$1.09	$0.60
4th Quarter	$0.60	$0.31

At December 31, 2006 there were approximately 752 holders of record of the Company’s outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds. An initial dividend distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. The anticipated distribution of the estimated remaining $0.02 to $0.04 per share will be made following any reduction for any valid indemnification claims by McAfee (the period for making a claim expired on January 3, 2007), additional liabilities and expenses we may incur, and the ultimate settlement amounts of our liabilities. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the remaining liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2006, we issued 450,000 unregistered shares as a result of exercise of options by our CEO and CFO. Pursuant to the terms of the Asset Sale to McAfee and the resulting deemed change of control, we amended our employment agreements with Mr. Solomon, our CEO, to provide that, if the Asset Sale was completed, and in consideration of his non-competition agreement with McAfee, Mr. Solomon would agree to forgive our obligation to pay him a bonus and cancel his stock option agreements and, in exchange, we would issue him 3,650,000 shares of common stock of which 400,000 shares have not been registered. We also amended our agreement with Mr. Connelly, our CFO, to provide that, if the Asset Sale was completed, Mr. Connelly would agree to forgive our obligation to pay him a bonus and cancel a stock option agreement for 50,000 shares of common stock and, in exchange, we would issue him 50,000 unregistered shares of common stock. The Company agreed with Mr. Joe Allbaugh, a director, that upon a deemed change of control the Company would pay Mr. Allbaugh a bonus equal to the aggregate exercise price of 100,000 of the options granted to him. In October 2006, the Company amended its agreement with Mr. Allbaugh to provide that, upon completion of the asset sale, Mr. Allbaugh would agree to forgive the Company's obligation to pay him the bonus and cancel his stock options and, in exchange, the Company would issue him 100,000 shares of common stock. As a result of these amendments, Messrs. Solomon, Connelly and Allbaugh will receive distributions on their shares, on the same basis as other common stockholders. The Company issued these shares to Messrs. Solomon, Connelly and Allbaugh on December 18, 2006.

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan, as amended (the "Plan") was adopted by the board of directors and approved by the stockholders of CDSS. The Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. Since the inception of the plan we have granted 4,435,000 awards under the Plan through December 4, 2006, the date of the Asset Sale. Options cancelled since the inception of the Plan due to employee terminations amounted to 3,418,276 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 437,224 options since the inception of the Plan through December 4, 2006. Due to the Asset Sale 1,719,000 outstanding options were exercisable on December 4, 2006; 579,500 stock options became eligible for the cash out program discussed below, and 1,139,500 were cancelled. No options were outstanding or exercisable at December 31, 2006. The options granted have a term of 10 years and generally vest over periods of up to three years. The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003.

The board of directors had also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options had been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less. At December 4, 2006 there were 2,751,250 options outstanding that had been awarded outside of the Plan, of which 2,323,714 were exercisable and 427,536 were unvested and not subject to acceleration. As a result of the Asset Sale, 3,700,000 were exercised, 1,282,500 cancelled by their terms, and 793,750 were eligible for the cash-out program. At December 31, 2006, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)]

Equity compensation plans approved by security holders	-	-	2,562,776

Equity compensation plans not approved by security holders	675,000	$2.04	Not Applicable

Please refer to NOTE N - STOCK OPTIONS AND WARRANTS in the Financial Statements for a discussion of the changes in the option awards under the Plan and outside the Plan resulting from the Asset Sale.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. Our historical results are not necessarily indicative of results for any future periods.

The information on changes to our net assets since the adoption of the liquidation basis of accounting on December 4, 2006 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this annual report on Form 10-K. The following tables present summarized consolidated financial information including net assets in liquidation, changes in net assets in liquidation, balance sheet information, operating results on the liquidation and going concern basis for the respective periods.
Liquidation Basis As of December 31, 2006
Statement of Net Assets:
Total assets	$28,293,338
Total liabilities	10,597,331
Net assets in liquidation at December 31, 2006	$17,696,007
Number of common shares outstanding at December 31, 2006	34,318,230
Net asset value per share outstanding	$0.52

Statement of Changes in Net Assets:
Shareholders' deficit at December 4, 2006	$19,377,524
Liquidation basis adjustments
Adjusts liabilities to fair value	513,211
Accrue estimated lease settlement costs	(1,014,275)
Wind-down operating expenses	(1,307,242)
Interest income	126,789
Net assets in liquidation at December 31, 2006	$17,696,007

	For the Period January 1, 2006 to December 4,	Years Ended December 31,
Statement of Operations Data	2006	2005	2004	2003	2002(1)
Revenue	$12,191,853	$10,287,095	$15,253,155	$5,856,296	$1,311,800
Operating income (loss)	(18,712,666)	(18,158,207)	(7,873,594)	(1,951,739)	(1,865,981)
Gain on sale of assets	55,546,329	-	-	-	-
Net income (loss)	34,525,408	(18,562,879)	(7,839,025)	(5,248,581)	(2,346,895)
Net income (loss) to common shareholders	34,525,408	(19,156,907)	(8,719,362)	(5,248,581)
Net income (loss) per share
Basic	$1.13	$(0.64)	$(0.30)	$(0.24)	$(0.17)
Diluted	$0.83	$(0.64)	$(0.30)	$(0.24)	$(0.17)
Shares used in calculation
Basic	30,518,230	29,976,179	29,336,894	22,134,040	13,874,488
Diluted	41,461,599	29,976,179	29,336,894	22,134,040	13,874,488

	Years Ended December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
Cash and cash equivalents	$28,053,007	$1,320,376	$9,838,154	$5,092,161	$12,829
Working capital (deficit)	17,696,007	(5,749,000)	3,488,298	2,042,601	(3,428,158)
Total assets	28,293,338	14,465,419	22,408,510	9,734,130	1,537,949
Deferred revenue	-	5,078,670	2,943,023	2,805,195	150,193
Long-term debt	-	3,750,000	1,989,393	-	-
Preferred stock	-	15,669,987	10,701,847	-	-
Total equity (deficit)	-	(864,892)	10,792,520	4,770,761	(2,326,900)
Net assets in liquidation	17,696,077	-	-	-	-

(1) Prior to May 17, 2002 certain of the Company's former parent’s assets, liabilities and expenses were allocated to CDSS based on an estimate of the proportion of amounts allocable to CDSS, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable and consistent basis for the periods presented prior to May 17, 2002. Management believes that all amounts allocated to CDSS are a reasonable representation of the costs that would have been incurred if CDSS had performed these functions as a standalone company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 4, 2006, CDSS closed the sale of substantially all of its assets to McAfee pursuant to the Asset Purchase Agreement between with McAfee. On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. The Asset Purchase Agreement provided for the acquisition of substantially all of the assets (the "Assets") and the assumption of certain identified liabilities (the "Assumed Liabilities") of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. CDSS anticipates that it will make an estimated total distribution to stockholders of $0.52 to $0.54 per share in one or more distributions to its common stockholders after payment of transaction costs, liabilities, preferred stock and other cash payments following the expiration of a 30-day indemnification period (January 3, 2007), and subject to holding back any indemnification or other required amounts. An initial distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. CDSS anticipates that it will make additional estimated distributions to stockholders of $0.02 to $0.04 per share in one or more distributions to its common stockholders after payment of transaction costs, liabilities, and other cash payments, and subject to holding back any indemnification or other required amounts.

As of March 29, 2007 and at December 31, 2006, we had not filed a certificate of dissolution in Delaware; however at a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. Notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts, and our activities are limited to:

•	filing a certificate of dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;

•	selling any of our remaining assets;

•	paying or settling the obligations owed to our remaining creditors;

•	terminating or settling any of our remaining commercial agreements, relationships or outstanding obligations;

•	resolving any outstanding litigation;

•	collecting any outstanding amounts due to CDSS;

•	establishing a contingency reserve for payment of our expenses and liabilities;

•	completing of tax filings;

•	complying with our Securities and Exchange Commission reporting requirements; and

•	making distributions to our stockholders.

Delaware law provides that, following the approval of the Plan of Dissolution by the stockholders, the Board of Directors may take such actions as it deems necessary in furtherance of the dissolution of CDSS and the wind up of its operations and affairs. Notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law.

Prior to the Asset Sale, CDSS formerly provided enterprise vulnerability management and policy compliance and enforcement software solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. CDSS developed and marketed full life cycle vulnerability management software solutions under the Hercules® brand name powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. The Company's prior business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time CDSS was spun out from its former parent as a standalone company. The business was operated as standalone company from May 17, 2002 until the sale of substantially all of its assets to McAfee on December 4, 2006.

LIQUIDATION BASIS OF ACCOUNTING

As of March 29, 2007 and at December 31, 2006, we had not filed a certificate of dissolution pending settlement of all of our liabilities, however the consolidated financial statements for the period December 4, 2006 to December 31, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from Asset Sale will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation or the price or prices at which our Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Based on our projections of operating expenses and liquidation costs as of December 31, 2006, we estimate that the total amount of liquidating distributions will range from $0.52 to $0.54 per common share. An initial distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. The estimate of the remaining amounts of liquidating distributions that could be available is in a range of $0.02 to $0.04 per share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to stockholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Following the 30-day indemnity period following the closing of the Asset Sale (which expired on January 3, 2007), the satisfaction of the holdback provisions of the Asset Purchase Agreement and the payment of our initial liquidating distribution (paid on January 5, 2007), our Board of Directors may, at any time, turn our management over to a third party to complete the liquidation of our remaining assets and distribute any remaining proceeds from the Asset Sale to our stockholders pursuant to the plan of liquidation and dissolution. This third-party management may be in the form of a liquidating trust, which, if adopted by our board of directors, would succeed to all of our assets, liabilities and obligations. Our board of directors may appoint one or more of its members, one or more of our officers or a third party to act as trustee or trustees of such liquidating trust. If, however, all of our assets are not distributed within three years after the date our certificate of dissolution is filed with the State of Delaware, we will transfer our remaining assets to a liquidating trust if we have not already done so.

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2006 we had four employees, including our CEO and CFO, all involved in the wind down of the company pursuant to the Plan of Dissolution. Our CFO has provided notice of his resignation, effective April 2, 2007 following completion of the Asset Sale.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the modified prospective method of SFAS No. 123R on January 1, 2006.

The adoption of SFAS No. 123R required the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS 123R was not expected to have a significant effect on the Company's financial condition or cash flows, it did have a significant effect on the Company's results of operations for the period January 1, 2006 to December 4, 2006. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the periods ending on or prior to December 4, 2006

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For each reporting period prior to December 4, 2006, we evaluated the estimates, assumptions and judgments, including those related to bad debts, returns and allowances, software capitalization and technological obsolescence as well as litigation. We based our estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying value of assets and liabilities. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have had a material adverse effect on our financial statements.

We have identified below the accounting policies for revenue recognition, software costs and stock based compensation which we believe are most critical to our prior business operations. These policies are discussed throughout Management's Discussion and Analysis, where such policies affect our reported and expected financial results.

Revenue Recognition

Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. Our customers consisted of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. Our revenue recognition policies were designed to follow the guidance provided by Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and Staff Accounting Bulletin (SAB) 104, "Revenue Recognition." Revenue from license fees was generally recognized when a fixed fee order had been received and delivery to the customer had occurred. If software media and documentation were shipped FOB “Origin”, license fee revenue was recognized when shipped. If software and media documentation were shipped FOB “Destination”, license fee revenue was recognized when delivered to the customer. In addition, revenue was recognized only when the collectibility of the invoiced amounts was probable and acceptance criteria, if any, had been met.

Customer support contracts provided the customer the right to telephone support, software updates, point releases of new features and functionality, and content subscriptions provide the customer with vulnerability remediation updates on a when and if available basis. Content and customer support contracts were sold separately from the license and the related revenue was recognized ratably over the term of the support contract. Professional services revenue was recognized as the services were performed assuming all other revenue recognition criteria had been met. In arrangements that included multiple elements, including perpetual software licenses and maintenance and/or services, revenue was allocated to the undelivered components based on vendor specific objective evidence (“VSOE”) and recognized based on management’s estimate of the fair value of each undelivered component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers could obtain a license from our direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. Our products were not licensed through retail distribution channels. Once properly licensed for an evaluation or permanent installation, the customer had the media and documentation shipped directly to them. A customer could return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media was damaged or for a full refund if the software did not perform in accordance with written specifications. Accordingly, we recorded a provision for returns against license revenue in the same period the revenue was recorded. The provision was subject to estimation by management and was based on historical product returns, the average invoice size, revenue volume and other known data as well as market and economic conditions.

CDSS utilized a sell-through business model for distributors and resellers under which revenue was recognized on products sold through distributors and resellers at the time the distributors and resellers licensed the products to the end-user. When distributor and resellers agreements provided for a contractual right of return, future price concessions, or minimum purchase commitments, we recorded an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate was made. When payment was contingent upon the distributor’s future licensing of products we deferred revenue until payment was received. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist was reduced by reserves for estimated product returns. Such reserves were estimates developed by management based on returns history and current economic and market trends.

As a convenience to government customers, our products could be licensed through government contractors, including systems integrators. These government contractors and systems integrators held the preferred purchasing and contracting vehicles for use by the various government agencies to purchase information technology products and services including our products and services. Our contracts with these government contractors generally did not contain an express right of return, however, these government contractors could order products in advance of receiving the order from the government agency. Under the sell-through method of accounting we deferred revenue recognition until the government contractor was authorized to deliver the products to the end user government agency and all other contingencies had lapsed.

We also offered our products to customers under subscription licenses with one-year to three-year terms. The customer could renew the subscription at the end of the subscription term or could convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer received the right to use the product, to post sale customer support and to content (i.e., the vulnerability remedy updates) for the term of the subscription and for as long as the customer meets its payment obligation. The subscription fee payment was generally due in equal payments at the beginning of the subscription term and then on each anniversary date thereafter. Revenue from subscriptions was recognized ratably over the term of the subscription. If a customer failed to adhere to the payment terms of the subscription, the revenue recognized was limited to the ratable recognition of the amount of payments actually received.

In June 2005 we announced the availability of our Hercules product under a usage based pricing model which provided the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition had been met, the revenue from the transaction fees were accounted for based upon the transaction fees earned during a reporting period.

Software Development Costs

We followed the guidance provided in Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) regarding the accounting for the costs of developing our products. Purchased software (i.e., software acquired from a third party) was recorded at the lower of acquisition cost or net realizable value. We developed software for licensing to our customers and capitalized software development costs when technological feasibility had been established. Technological feasibility generally occurs at the time a detailed design and analysis plan is completed and programming of the software code begins. Software development costs that qualified for capitalization included the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs, the costs of outsourced development activities and costs of independent product testing and certification labs. Software development costs not qualifying for capitalization were expensed and classified as product development expense in the statements of operations. Product development expense and the capitalization rate fluctuated from period to period depending upon the number and status of software development projects that were in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs were amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to three years. Amortization expense was classified in costs of revenue in the statements of operations. Our products operated on or with other third party operating systems and software. When determining the useful life of a product, we considered factors such as the current state of the technology, the operating systems upon which our products ran, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies upon which our products rely could shorten the expected life cycle of some versions of our products. We made an assessment of the useful lives of our products at each balance sheet date. If that assessment determined that a shortened product life had occurred, we amortized the remaining unamortized balances over the new estimated useful life of the product and provided disclosure regarding a change in estimate in the notes to the financial statements pursuant to FASB Statement of Financial Accounting Standard No. 154 “Accounting for Changes and Error Corrections”.

Our product development strategy had been architected for the current and future releases of Microsoft Windows, UNIX, Linux, Mac and other well established operating systems. We believe that this cross platform strategy reduced the potential exposure to product obsolescence due to rapid changes in customer preferences or technological obsolescence due to the introduction of new operating systems or competing products.

We evaluated the estimated net realizable value of each software product at each balance sheet date. Our estimate was based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. If the net book value exceeded the estimate of net realizable value, we recorded a write-down to net realizable value on each product affected.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the modified prospective method of SFAS No. 123R on January 1, 2006.

The adoption of SFAS No. 123R required the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS 123R was not expected to have a significant effect on the Company's financial condition or cash flows, it did have a significant effect on the Company's results of operations for the period January 1, 2006 to December 4, 2006. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common stockholders.

Acceleration of Vesting due to Deemed Change of Control and Cash-Out Program

Our 2002 stock incentive plan, which we refer to as our "stock option plan," provides that all stock options outstanding under the stock option plan fully vested in connection with the closing of the Asset Sale. As permitted by our stock option plan, we accelerated the vesting of 941,453 unvested options effective 15 days before the scheduled closing of the Asset Sale. Our stock option plan also provides that, in the discretion of our board of directors, any holder of stock options outstanding at the closing of a deemed change of control may receive a payment equal to the difference between the price received by stockholders in the deemed change of control and the exercise price of such holder's stock option. We refer to this provision as the "cash-out program." We implemented the cash-out program in connection with the closing of the Asset Sale and the subsequent distributions to our stockholders. As a result, holders of options that remain unexercised on the record date of our initial anticipated liquidating distribution will receive from us, at the same time liquidating distributions are made to holders of our common stock, cash payments equal to the product of the total number of shares that were subject to such option immediately prior to the closing of the Asset Sale, and the amount per share then being distributed in respect of our common stock. However, these cash payments will be paid only to the extent, if any, per share liquidating distributions in respect of our common stock exceed the per share exercise price of such option.

Employees, officers, directors and consultants also hold stock options granted outside the 2002 stock incentive plan ("outside-the-plan"). Seven individuals hold one or more "outside-the-plan" options with exercise prices below $0.54 per share. All of such "in-the-money" options were fully vested. We entered into agreements with the holders of these options to provide for a cash-out component similar to the options issued under the stock option plan. The individual holders of these options include Mr. Carl Banzhof, our former Chief Technology Officer and Messrs. Connelly and Solomon, each of whom is an executive officer, as well as two of our directors, Mr. Chris A. Economou and Major General (Retired) John A. Leide.

On December 4, 2006, an aggregate of 8,270,250 stock options were fully vested, of which 941,453 became fully vested as a result of the deemed change of control. Total stock compensation expense for the period January 1, 2006 to December 4, 2006 was $4,557,008 of which $914,160 was attributable to the vesting acceleration and $111,000 was associated with the vesting of shares of restricted stock. Of the fully vested stock options at December 4, 2006, an aggregate of 1,373,250 stock options were eligible to receive a payment  under the cash-out program. The remaining 6,897,000 stock options expired by the terms of the stock option agreements and the 2002 stock incentive plan where applicable. At December 31, 2006 a cash-out program liability of $255,510 was accrued, assuming that the maximum per share distribution of $0.54 per share would be available for distribution to stockholders. On January 5, 2007 an aggregate payment of $200,610 was made to holders of stock options eligible under the cash-out program. The aggregate payment represented the difference between the $0.50 per share distribution to stockholders and each option holder's per share exercise price, multiplied by the number of options eligible for the cash-out payment.

Non-cash stock compensation expense is included in the statement of operations for the Period January 1, 2006 to December 4, 2006. No stock compensation expense is included in the statements of operations prior to the adoption of SFAS No. 123R on January 1, 2006.

For the Period January 1, 2006 to December 4, 2006
Costs of Revenue	$129,466
Selling general and administrative expense	3,773,430
Product Development expense	654,112
Impact on net loss to common shareholders	$4,557,008
Impact on net income per share to common shareholders
Basic	$0.15
Diluted	$0.11

RESULTS OF OPERATIONS
For the period January 1, 2006 to December 4, 2006
  and the years ended December 31, 2005 and 2004

In connection with the Asset Sale and the adoption of the Plan of Dissolution, we will not generate revenues from sales of products or services in the future. We have ceased all sales and marketing efforts related to the sales of products and services, and therefore, will not incur costs of revenues in the future. Following the Asset Sale, substantially all of our employees (other than our CEO, CFO and two additional employees) were offered employment with McAfee or terminated their employment with CDSS. As a result, we will no longer incur software development expense or sales and marketing expenses. Our general and administrative expense will decrease substantially due to a reduction in personnel and a decrease in activity due to the wind down of CDSS.

The following discussion of results of operations for the period from January 1, 2006 through December 4, 2006 compared to the years ended December 31, 2005 and 2004 does not contain comparable periods. A comparison of the results of operations for this period is provided to present a discussion of general trends in the final operating results of the Company.

Revenue

The components of revenue for the period January 1, 2006 to December 4, 2006 and the years ended December 31, 2005 and 2004 are as follows:

	For the Period January 1, 2006 to December 4,	Years Ended December 31,
Revenue	2006	2005	2004
License fees	$4,937,764	$2,568,453	$12,361,585
Content, subscription and customer support services	6,184,723	4,867,542	2,786,937
Professional services	1,069,366	2,851,100	104,633
Total Revenue	$12,191,853	$10,287,095	$15,253,155

Revenue was derived from the licensing of the Company's security software products. A license to our software provided the customer the right to use the software on a perpetual basis. When licensing our products, we required all customers to enter into a separate contract for customer support services (telephone and email support, rights to software updates and bug fixes, on a when and if available basis). In addition to perpetual licenses and customer support contracts, we offered our Hercules solution on an annual or multi-year subscription basis. Hercules customers also contracted for Hercules content, i.e. continuous online access to the Hercules remedies that were updated frequently. Professional services revenue primarily consisted of revenue from training and implementation assistance offered to the customer as an optional follow on sale to the software license.

The composition mix of the customer orders for license, content and services varied from customer-to-customer and period-to-period. Generally, initial customer orders had a high license fee component whereas in the following year the customer generally ordered the annual renewal of support, content and optional services which are recognized as the services are performed, which added a higher variability to revenue than for orders received from repeat customers.

Total revenue for the period January 1, 2006 to December 4, 2006 increased $1,904,758, or 19% over total revenue for the year 2005 primarily due to a higher volume of software product orders received during the period January 1, 2006 to December 4, 2006 versus the year ended December 31, 2005. During the period January 1, 2006 to December 4, 2006 we received orders of approximately $12 million for software licenses, content, support and professional services, including $4.0 million from BAE Systems, Inc., a systems integrator for the Defense Information Systems Agency under the Department of Defense ("DoD") and $5.2 million from RS Information Services, Inc., a systems integrator for the Department of Energy (“DoE”). During 2005 we received orders of $11.3 million for software, content, support and professional services including repeat orders for software, content, support and services from the DoD for $2.4 million and a $1.6 million support services renewal order from the Department of Veteran Affairs ("VA"). Total revenue for the year ended December 31, 2004 benefited from large orders received from three customers, the Department of Defense ("DoD") for $8.6 million, the Department of Veteran Affairs ("VA") for $5.0 million, and a $1.7 million order from MCI, Inc. The 2004 orders had a higher mix of license fee revenue than the orders received in subsequent periods. The orders received subsequent to the year 2004 were more heavily weighted toward customer support, content and professional services contracts.

Revenue recognized from content, subscription, and customer support services contracts was recognized ratably over the term of the contract. Revenue from content, subscription and customer support services contracts grew $1,317,181, or 27%, in the period January 1, 2006 to December 4, 2006 over the year 2005 and $2,080,605 or 75% in the year 2005 over the year 2004 primarily due to new orders and renewals of annual support contracts which put a higher aggregate value of these types of contracts in force period versus period.

Professional services consisted of optional training, implementation and security consulting services offered to customers. Revenue from professional services engagements fluctuated period to period due to the fluctuation in billable hours scheduled and performed during the periods presented. Lower billable hours incurred drove lower revenue in the period January 1, 2006 to December 4, 2006 versus the year 2005. Likewise higher billable hours drove higher revenue in the year 2005 over the year 2004.

The revenue distribution by industry segments was as follows:

	For the Period January 1, 2006 to December 4,	Years Ended December 31,
Industry Segment	2006	2005	2004
Government	82%	58%	82%
Corporate	12%	25%	12%
Financial institutions	5%	13%	4%
Education	-%	1%	1%
All other	1%	3%	1%

Revenue from customers representing 10% or more of total revenue was as follows:

	For the Period January 1, 2006 to December 4,	Years Ended December 31,
End User Customer:	2006	2005	2004
Defense Information Systems Agency	27%	32%	39%
Department of Veteran Affairs	12%	21%	41%
Department of Energy	34%	-	-

Costs of Revenue

The components of costs of revenue are as follows:

	For the Period January 1, 2006 to December 4,	Years Ended December 31,
Costs of revenue	2006	2005	2004
Software amortization	$2,191,690	$2,192,115	$1,287,927
Content, subscription and customer support services costs	1,339,799	1,667,581	1,478,633
Professional services	316,178	645,202	29,028
Shipping and other costs	219,838	161,805	36,496
Total Costs of Revenue	$4,067,505	$4,666,703	$2,832,084

Software Amortization

Software amortization began at the time a new product or new version of a product was available for licensing. The estimated useful life used to amortize the capitalized value of released products was three years or less. Lower capitalizable software development costs during the period January 1, 2006 to December 4, 2006 resulted in software amortization being relatively flat with software amortization expense recorded for the year ended December 31, 2005. As a result of an increase in the average amounts of capitalizable software development costs, software amortization expense increased $904,188, or 70%, in the year ended December 31, 2005 versus the year ended December 31, 2004.

The comparison of unamortized capitalized software development costs to the net realizable value of the capitalized software at December 31, 2005 of $4,431,322 and December 31, 2004 of $4,048,452 indicated that the unamortized capitalized software balances at December 31, 2005 did not exceed net realizable value. Accordingly, no write-down was required during the year ended December 31, 2005. The net realizable value analysis involves assumptions as to future product revenue and as a result, there can be no assurance that we will successfully achieve those future revenue forecasts or that an unexpected technological change in operating systems or other technologies will not impair the recorded values or require us to change our estimated useful lives in the future.

Content, Subscription and Customer Support Services Costs

Under post sale customer support services agreements, customers received the right to telephone support as well as the right to software point releases and software updates on a when and if available basis. In addition to these services, Hercules customers received frequent updates to the vulnerability remedies via Internet access to the V-Flash content remediation database. The costs associated with these contractual obligations were classified as costs of revenue and included the salaries, benefits and other direct and indirect expenses of the personnel assigned to the post sale customer support function plus similar expenses associated with the remediation security engineers that wrote the vulnerability remedies and managed the remedy content database. The costs associated with the customer support and security remediation group were largely dependent upon the number of people assigned to these functions.

The content, subscription, and customer support services costs for the period January 1, 2006 to December 4, 2006 and the year ended December 31, 2005 were $1,339,799 and $1,667,581, respectively. The total decrease in content, subscription, and customer support services costs of $327,782 or 20%, for the period January 1, 2006 to December 4, 2006 as compared to the year ended December 31, 2005 were primarily attributable to approximately one less month of costs and to a decrease in the number of employees performing these functions. Included in content, subscription, and customer support services costs for the period January 1, 2006 to December 4, 2006 was $129,466 of stock compensation expense of which $47,109 represents the stock compensation expense related to the acceleration of the vesting of the stock options held by employees included in these functions resulting from the deemed change of control. No stock compensation expense related to stock options was recorded  as content, subscription and customer support service costs in periods prior to January 1, 2006.

The content, subscription, and customer support services costs for the year December 31, 2004 was $1,478,633. The total increase in customer support services costs of $188,948 or 13% in the year 2005 over the year 2004 was primarily attributable to increases in direct costs, higher year over year insurance costs associated with the customer support and remediation security engineer personnel and additional costs for database services incurred in 2005 but not in 2004.

Professional Services Costs

Professional services costs included the direct costs and indirect overhead costs associated with the personnel performing the service engagements. In addition, to meet demand, services engagements were supplemented with personnel from other functions within the Company or with outside third party consultants. When this occurred, the direct costs and overhead associated with these personnel in the performance of services engagements were charged to professional services costs. Professional services costs during the period January 1, 2006 to December 4, 2006 decreased versus the year ended December 31, 2005 due to a lower number of billable consulting and training services hours performed during the period January 1, 2006 to December 4, 2006 versus the year 2005. The increase in professional services costs during the year ended December 31, 2005 versus 2004 is directly attributed to an increase in the number of consulting and training services engagements performed during 2005 over 2004.

Shipping and Other Costs

Shipping and other costs included freight costs, preparation of media and documentation, costs of third party products shipped with Hercules, third party royalties for technology embedded in Hercules and costs related to the Hercules Security Appliance. Shipping and other costs for the period January 1, 2006 to December 4, 2006 and the year 2005 were $219,838 and $161,133, respectively, representing an increase of $58,033, or 36%, primarily due to increases in costs associated with third party software royalties and appliance hardware purchases. Shipping and other costs for the years ended December 31, 2005 and 2004 were $161,805 and $36,496, respectively. The $125,309 increase was primarily due to increases in costs associated with third party software royalties and appliance hardware purchases.

Selling, General and Administrative Expenses

For the period January 1, 2006 to December 4, 2006 and for the year 2005 we incurred selling, general and administrative ("SG&A") expenses of $15,434,977 and $19,577,780, respectively. The decrease of $4,142,803 is primarily due to actions taken in the fourth quarter of 2005 to reduce personnel and a reduction in marketing expenditures during 2006. Offsetting this expense reduction is $3,773,430 of stock compensation expense of which $726,615 represents the stock compensation expense related to the acceleration of the vesting of the stock options held by employees included in these functions resulting from the deemed change of control. Stock compensation expense included in SG&A for the years ended December 31, 2005 and 2004 totaled $37,000 and $129,995, repectively. We incurred SG&A expense of $19,577,780 and $17,550,485 for the years ended December 31, 2005 and 2004, respectively, representing an increase of $2,027,295, or 12%. The increase resulted from an increase in the number of personnel in these functions causing higher pay and benefits costs, travel and entertainment expenses, marketing expenses, professional fees and higher rent and other infrastructure costs.

Product Development Expense

We capitalized software development costs at the time technological feasibility was established, which generally occurred at the time the design and analysis plan was completed and software code programming began. The costs and expenses that qualified for capitalization primarily consisted of salaries, benefits and the direct and indirect costs associated with the development staff or with the specific development projects. Costs and expenses that did not qualify for capitalization and all costs and expenses incurred prior to technological feasibility were expensed and classified as product development expense in the statement of operations. A summary of gross product development expense, product development expense net of capitalized development costs and the capitalization rate for the period January 1, 2006 to December 4, 2006 and the years ended December 31, 2005 and 2004 are presented in the table below.

	For the Period January 1, 2006 to December 4,	Years Ended December 31,
	2006	2005	2004
Product development expense, net of capitalized software development costs	2,390,390	$2,443,864	$1,995,612
Software development costs capitalized	1,254,584	2,574,984	3,261,210
Gross product development expense	3,644,974	5,018,848	5,256,822
Capitalized costs as a percentage of gross product development expense	34%	51%	62%

The decreases in gross product development expense of $1,373,874 for the period January 1, 2006 to December 4, 2006 versus the year 2005 and $237,974 for the year 2005 versus the year 2004, respectively, were primarily due to decreases in total pay and benefits expenses associated with decreases in the number software development engineers and quality assurance engineers employed during the respective periods presented. Offsetting this decrease in gross product development expense was $654,112 of stock compensation expense of which $140,436 represents the stock compensation expense related to the acceleration of the vesting of the stock options held by employees included in this function resulting from the deemed change of control. No stock compensation expense is included in product development expense for the years ended December 31, 2005 and 2004.

The capitalization rate, which is the percentage of capitalized costs to total gross product development costs for the period, also impacts product development expense, net of capitalized development costs. The decrease in the capitalization rate from 51% for the year 2005 to 34% for the period January 1, 2006 to December 4, 2006 is primarily due to higher levels of non-capitalizable costs and expenses. The decrease in the capitalization rate in the year 2005 versus the year 2004 was also due to higher levels of non-capitalizable costs and expenses that had not reached technological feasibility and therefore were not capitalizable.

Depreciation and Amortization of Property And Equipment

Depreciation and amortization of property and equipment for the period January 1, 2006 to December 4, 2006 of $1,455,112 compares to $1,756,955 for the year 2005. The decrease of $301,843 or 17%, is primarily the result of one month less depreciation and amortization as well as lower average balances of depreciable property and equipment in the period January 1, 2006 to December 4, 2006. The estimated useful lives of the property and equipment range from one to eight years. Depreciation and amortization of property and equipment for the year ended December 31, 2004 was $670,782. The increase of $1,086,173 or 162% in the year 2005 over 2004 is due to the increase in the average balances of depreciable property, equipment and leasehold improvement purchases in the last six months of 2004.

Officer Severance and Bonus

As a result of the Asset Sale we accrued $6,306,536 for payments to our CEO, CFO and two other officers for severance and deemed change of control bonuses pursuant to employment agreements and the terms of the asset purchase agreement.

Litigation Settlement

As discussed in NOTE P - COMMITMENTS AND CONTINGENCIES contained in the consolidated financial statements found elsewhere in this report, on August 23, 2006, CDSS and certain other parties entered into a Release and Settlement Agreement (“Settlement’) that provides for the settlement of a lawsuit filed by Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings Enterprises (CDSS’s former parent company) and certain current and former officers and directors of the Company and/or CT Holdings Enterprises. Pursuant to the Settlement CDSS has paid $1,250,000 to Meyers releasing all defendants from claims under all Meyers lawsuits. This expense has been presented in the statement of operations separately as “litigation settlement” for the period January 1, 2006 to December 4, 2006.

Interest Income

Cash in excess of funds required for operating expenses is invested in a money market fund which generates interest income. Interest income for the period January 1, 2006 to December 4, 2006 and the years 2005 and 2004 was $16,515, $67,588 and $107,261, respectively. The decline in interest income in each period is directly attributable to lower average balances of cash available for investment.

Interest Expense

Interest expense for the period January 1, 2006 to December 4, 2006 was $1,433,208 compared to $472,260, of interest expense for the year 2005. The $960,948 increase in interest expense was due to increases in factored accounts receivable balances, interest on a $3 million note payable to our CEO entered into in August 2006 and interest related to the long-term note entered into in October 2004 as well as prepayment fees of $500,000 and $187,500 for the payment of the notes payable to our CEO and Lawrence Lacerte, respectively, from the proceeds of the asset sale to McAfee. Interest expense for the years 2005 and 2004 was $472,260 and $82,612, respectively. The $389,648 increase in interest expense in the year 2005 was the result of higher levels of average long-term debt balances outstanding during 2005 versus 2004. We anticipate that we will not incur additional interest expense as we repaid our indebtedness following the Asset Sale.

Gain Related to the Asset Sale

On December 4, 2006, CDSS closed the sale of substantially all of its assets to McAfee, pursuant to the Asset Purchase Agreement. The Asset Purchase Agreement provided for the acquisition of substantially all of the Assets and the assumption of the Assumed Liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. The use of proceeds is discussed in Liquidity and Capital Resources. The gain on the sale was as follows:

Proceeds from Sale	$60,020,579

Transaction costs
Investment banking fees	782,334
Professional fees	1,285,005
Net cash proceeds	57,953,240

Assets sold or written off
Accounts receivable	102,860
Property and equipment, net	3,671,116
Capitalized software development costs, net	3,494,215
Other	647,935

Liabilities assumed or derecognized
Deferred revenue	(4,716,562)
Other	(792,653)

Gain on asset sale	$55,546,329

Preferred Stock Dividends and Other Non Cash Items Included in Net Loss To Common Stockholders

The statements of operations present preferred stock dividends, the accretion of the beneficial conversion feature of the Series A Convertible Preferred Stock (the “Series A Shares”), the non-cash fair value adjustments related to the modifications to the terms of the Series A Shares and related warrants, and the non-cash fair value adjustments related to modification to the terms of the Series B Convertible Preferred Stock (the “Series B Shares”) and related warrants as adjustments to the net loss so as to arrive at net loss to common stockholders.

At the stockholders meeting in July 2005 the stockholders approved the modifications to the terms of the Series A Shares which included waiving of the dividend payments effective on May 9, 2005. The estimated fair value of the benefit related to the waived dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common stockholders for the year ended December 31, 2005. Through May 9, 2005 the Series A Preferred Stock accrued dividends at a rate of 5% if paid in cash, or 6% if paid in shares of our common stock. The dividends were payable on April 1, July 1, October 1 and January 1 of each year. For the year ended December 31, 2005 we accrued $268,750 of dividends, which are shown as an increase to the loss to common stockholders, and paid $456,250. No dividends accrue on the Series B Shares. During the year ended December 31, 2004, we had accrued dividends of $187,500 and paid $477,439 of dividends.

The Series A Shares were issued along with warrants for 1.2 million shares of common stock. The relative fair values of the Series A Shares and the warrants were computed and as a result, it was determined that the relative fair value of the beneficial conversion feature of the Series A Shares was approximately $985,000, which was being accreted to additional paid in capital over the four year term of the preferred stock and shown as an increase to the loss to common stockholders. For the year ended December 31, 2005 $141,145 of the beneficial conversion feature was accreted to loss to common stockholders. At September 30, 2005 the Company determined that the beneficial conversion feature no longer existed due to the relationship between the new preferred conversion price ($3/common share) and CDSS’s stock price; thus, we reversed the unaccreted balance of the conversion feature of $628,107, resulting in a decrease to additional paid in capital and an increase to the net loss to common stockholders for the year ended December 31, 2005. For the year ended December 31, 2004, accretion related to the beneficial conversion feature was $215,397.

In May 2005, in connection with the issuance of the Series B Shares, we entered into an Exchange Agreement with Satellite to exchange the Series A Warrants for Exchange Warrants to purchase up to 1.2 million shares of common stock at an initial exercise price of $1.75. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common stockholders of $274,800 for the year ended December 31, 2005.

At the stockholders meeting in July 2005 the stockholders also approved an amendment to the Series A Shares to reduce the conversion price from $5 to $3. The fair value of the Series A Shares immediately prior to the conversion price change was estimated using a Black-Scholes options pricing model and compared to the fair value of the Series A Shares immediately following the approval of the conversion price change, resulting in a decrease to additional paid in capital and an increase to the net loss to common stockholders of $1,064,000 for the year ended December 31, 2005.

In October 2005, Satellite agreed to permit CDSS to issue a senior security in consideration for a reduction in the exercise price of their 4,038,710 Exchange and Series B warrants from $1.75 per share to $1.56 per share. The fair value of the warrants immediately prior to the conversion price change was estimated and compared to the fair value of the warrants immediately following the conversion price change, resulting in an increase to additional paid in capital and an decrease to the net loss to common stockholders of $43,226.

In connection with the Asset Sale, the Series A and Series B Shares were redeemed.

LIQUIDITY AND CAPITAL RESOURCES

We received $60,020,579 in gross proceeds from the Asset Sale and paid transaction costs for investment banking fees of $782,334 and professional fees of $1,285,005. Pursuant to the Asset Purchase Agreement the remaining proceeds were used to redeem all of our shares of preferred stock outstanding for $18,840,000 and to repay notes payable, advances and accrued interest of approximately $8,172,000, including approximate $4,044,000 of payments to our CEO for a working capital advance under a note payable in August 2006. In addition we were required to pay or otherwise settle accrued liabilities of approximately $12,648,000 at December 4, 2007, including officer severance, non-competition and bonus payments of approximately $6,306,000, accrued employee compensation liabilities of approximately $1,500,000, payment of approximately $256,000 to employees holding in-the-money stock options, income taxes payable of approximately $894,000, lease obligations of approximately $1,555,000 and estimated wind down expense of $1,100,000.

Cash and cash equivalents were $28,053,007 at December 31, 2006 and we had $10,597,331 of liabilities representing an estimate of amounts required to settle all liabilities during the wind down period prior to liquidation of the Company. Following the settlement of its liabilities the Company estimates that a total of $0.52 to $0.54 per share may be made to shareholders. A distribution of $0.50 per share was paid to shareholders on January 5, 2007. The remaining $0.02 to $0.04 per share is expected to be distributed following the settlement of any remaining liabilities, primarily wind down costs and settlement of the Company's office lease obligations.

These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly. Following the final distribution to shareholders it is expected that the Company will be liquidated.

CONTRACTUAL OBLIGATIONS

A summary of our contractual obligations at December 31, 2006 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	-	-	-	-	-

Capital lease obligations	-	-	-	-	-

Operating lease obligations (1)	4,205,037	673,812	2,151,077	1,380,148	-

Purchase obligations	-	-	-	-	-

Other contractual obligations reflected on the registrant's balance sheet under GAAP	-	-	-	-	-

Total	4,205,037	673,812	2,151,077	1,380,148	-

(1) The operating lease is for office space in Dallas, Texas and for Reston, Virginia for a portion of the first year. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements.

In addition to the contractual obligations above and as permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion of any amounts paid.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash in excess of operating funds is invested in a money market fund. For the period January 1, 2006 to December 4, 2006, we had interest income of $16,515 earned on funds invested in the money market investments. Interest expense on borrowed funds during the period January 1, 2006 to December 4, 2006 was $1,433,208.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements for the years ended December 31, 2006, 2005 and 2004 and supplementary data are found following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2006, the period covered by the Annual Report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our significant personnel reductions during 2006 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including CDSS’s, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including CDSS’s, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the names of our directors at March 29, 2007, their principal occupations and the year in which each current director of CDSS initially joined the Board of Directors and the year in which their term as director expires.

Name	Age	Position with Company	Director Since	Term Expires
Steven B. Solomon	42	Chairman of the Board, President, Chief Executive Officer, Secretary	1996	2007
Major General (Ret) John Leide	69	Director	2001	2007
Chris A. Economou	51	Director	2001	2008
Joe M. Allbaugh	54	Director	2003	2009
Mark Rogers	46	Director	2005	2009

STEVEN B. SOLOMON has served as a director and the President and Chief Executive Officer of CDSS since its formation in December 1996, as President and Chief Executive Officer of CT Holdings Enterprises, Inc. ("CT Holdings") since May 1997 and as a director of CT Holdings since February 1996. Until May 2004 Mr. Solomon served as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Mr. Solomon also served from May 2000 to August 2006 as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.

MAJOR GENERAL (RET.) JOHN LEIDE has served as a director of CDSS since December 2001. His military career includes service in infantry, special operations, security and intelligence matters for more then 30 years, including four combat tours. He served as Director of Intelligence, J-2, United States Central Command, and performed in that capacity during the Gulf War for General Schwarzkopf throughout Operations Desert Shield and Desert Storm. During his final military position before retiring as an Army Major General in August 1995, General Leide was Director, National Military Intelligence Collection Center (NMICC), Director, Central MASINT (Measurements and Signatures) Office, and Director, Defense Human Intelligence Service (DHS), for the Department of Defense. Upon retirement from the US Army in 1995, John was appointed president of the Global Information Technologies strategic business unit with Electronic Data Systems (EDS) and served in that position until 1997. He then joined Avenue Technologies of Alexandria, Virginia, a defense and security information superiority company, where he served as Executive Vice President from 1997 to 1999. General Leide then assumed duties as President of Appenine Associates Ltd., an international defense and security services company from 1999 to 2003. John also served as a Senior Executive Advisor to General Dynamics Land Systems from 2000 to 2004. He presently serves as senior consultant to a number of national and international intelligence and security companies and governmental agencies, in strategic, operational, tactical and security matters. Major General Leide has been inducted into both the United States Military Intelligence Hall of Fame and the United States Defense Attaché Hall of Fame.

CHRIS A. ECONOMOU has served as a director of CDSS since November 2001 and as a director of CT Holdings Enterprises Inc. since February 1996, and as a director of LoneStar Hospitality Corp. from June 1993 until its merger with CT Holdings Enterprises Inc. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1981. Mr. Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000.

JOE M. ALLBAUGH joined the Company as a director of CDSS in December 2003. Since March 2003, Mr. Allbaugh has served as President and CEO of The Allbaugh Company, LLC, a Washington, D.C. based corporate strategy and consulting firm with offices in Austin, Texas and Oklahoma City, Oklahoma. As the former Director of the Federal Emergency Management Agency (FEMA) from February 15, 2001 to March 1, 2003, Mr. Allbaugh managed an agency with 2,500 employees and an annual budget of $3 billion. After the 9/11 terrorist attacks on the World Trade Center, Pennsylvania and the Pentagon, Mr. Allbaugh played a critical role in coordinating the federal government’s response to the attacks, a response and recovery that exceeded $8.8 billion. He was also a member of the President’s Homeland Security Advisory Council. From January 1995 to July 1999, Mr. Allbaugh served as Chief of Staff to then-Governor George W. Bush. From July 1999 to December 2000 Mr. Allbaugh served as the National Campaign Manager for Bush-Cheney 2000 Inc. where he successfully organized and managed a $192 million presidential campaign.

MARK ROGERS has served as a director of the Company since July 2005. Mr. Rogers is the President of Alchemy Ventures, Inc., a firm that designs, structures and funds alternative investment products. He also advises start-up companies with strategy and financings including mergers and acquisitions. He has served as a director of CT Holdings since July 1996.

The Board of Directors consists of a majority of “independent directors” as such term is defined in the Nasdaq Stock Market Marketplace Rules. The Board of Directors has determined that Joe M. Allbaugh, Chris A. Economou, Major General (Ret.) John Leide and Mark Rogers are independent directors, based on representations from each such director that they meet the relevant NASDAQ and SEC definitions.

Classified Board of Directors

The current directors are divided into three classes with staggered three-year terms. As a result, a portion of our board of directors is elected each year. At each annual meeting of stockholders, a class of directors will be elected to serve for a three-year term to succeed the directors of the same class whose terms are then expiring. Only our board of directors may change the authorized number of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of our company.

Meetings and Committees of the Board of Directors

During fiscal year 2006, there were twenty-four meetings of the Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms, with the exception of Joe M. Allbaugh. In addition, the Board took action by written consent two times.

CDSS’s board of directors established three standing committees to assist in the discharge of its responsibilities. These committees include an audit committee composed exclusively of outside directors, Mr. Economou, General Leide and Mr. Rogers, an executive committee and a compensation committee. The executive committee has authority to act in place of the full board in matters delegated to it to the extent permitted under Delaware law. Messrs. Solomon and Economou serve as members of the executive committee. The executive committee did not meet or take action by written consent in 2006. CDSS’s board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Delaware law and CDSS’s by-laws.

The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 2002 Stock Incentive Plan, as amended. The Compensation Committee met two times and took action by written consent two times during fiscal year 2006, and at March 28, 2007 consisted of Messrs. Allbaugh, Economou and Leide, all of whom are independent directors as defined in the Nasdaq Stock Market Marketplace Rules.

The Board does not have a nominating committee, as nominations are made by the independent members of the Board as a whole.

The Board seeks to identify qualified individuals to become board members and determine the composition of the Board and its committees. When considering a potential director candidate, the Board looks for personal and professional integrity, demonstrated ability and judgment and business experience. The Board will review and consider director nominees recommended by stockholders. There are no differences in the manner in which the Board evaluates director nominees based on whether the nominee is recommended by a stockholder.

The Company’s by-laws provide that any stockholder wishing to present a nomination for the office of director must do so in writing delivered to the Company. To be timely, a stockholder’s notice shall be delivered to the Secretary at the principal executive offices of the Corporation not less than 45 or more than 75 days prior to the first anniversary (the anniversary) of the date on which the Corporation first mailed its proxy materials for the preceding year’s annual meeting of stockholders; provided, however, that if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made. Each notice must set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) relating to the nomination or nominations; (d) the class and number of shares of the Company which are beneficially owned by such stockholder and the person to be nominated as of the date of such stockholder’s notice and by any other stockholders known by such stockholder to be supporting such nominees as of the date of such stockholder’s notice; (e) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (f) the consent of each nominee to serve as a director of the Company if so elected.

The Audit Committee meets with the Company’s financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company’s financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent certified public accountants the Company’s annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met seven times during fiscal year 2006 and took action by written consent two times. The Audit Committee is required to have at least two members, each of whom must be “independent directors” as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou, Leide and Rogers are the current members of the Audit Committee. The Board has determined that Messrs. Economou, Leide and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou, Leide and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

The Securities and Exchange Commission (“SEC”) has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. In addition, SEC regulations and NASDAQ listing standards require the Company to have a financial expert on our Audit Committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors believes that Mr. Rogers is as an audit committee financial expert.

The Company’s Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter was attached as an exhibit to the proxy statement for CDSS’s 2004 annual stockholder meeting and is available on the CDSS’s website, www.cdsswd.com.

Corporate governance guidelines

The Board has adopted corporate governance guidelines. The guidelines govern, among other things, Board member responsibilities, committee composition and charters. A copy of the corporate governance guidelines may be requested and obtained for free from the Company.

Information Regarding Executive Officers

Listed below is certain information concerning individuals who served as executive officers of CDSS during 2006.

Name	Age	Position with Company	Employed Since
Steven B. Solomon	42	Chairman of the Board, President, Chief Executive Officer, Secretary	1996
Richard Connelly	55	Chief Financial Officer	2002(1)
Carl Banzhof	39	Chief Technology Officer	1996(2)
Robert Humphrey	48	Executive Vice President - Chief Marketing Officer	2005(2)
David Helffrich	48	Executive Vice President - Development	2004(2)
Randy Schirman	45	Executive Vice President - Sales	2005(2)
Robert B. Dix, Jr.	54	Executive Vice President - Government Affairs & Corporate Development	2004(2)

(1)	Provided notice of resignation effective April 2, 2007 following the Asset Sale.
(2)	Resigned on December 4, 2006 as a result of the Asset Sale and deemed change of control.

STEVEN B. SOLOMON has served as a director and the President and Chief Executive Officer of CDSS since its formation in December 1996, as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996. Until May 2004 Mr. Solomon served as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. From May 5, 2000 to August 2006, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.

RICHARD CONNELLY joined the Company in March 2002 and serves as Chief Financial Officer. Mr. Connelly provided notice of his resignation effective April 2, 2007 following the Asset Sale. Mr. Connelly also serves as Chief Financial Officer of CT Holdings. Mr. Connelly initially served as a financial consultant to CDSS and CT Holdings from January 2002 until March 2002. Prior to this, he served as Chief Financial Officer for several venture funded technology companies, including from February 2001 until December 2001 at ASSET InterTech, Inc., from September 1998 through November 2000 at JusticeLink, Inc., and from April 1997 through July 1998 at AnswerSoft, Inc. From February 1987 through March 1997, Mr. Connelly served in various financial management capacities at Sterling Software Inc., including Vice President Corporate Controller, Vice President Treasurer and Group Vice President Finance & Administration of Sterling’s Systems Management Group.

CARL E. BANZHOF served as Chief Technology Officer of the Company since November 2001 until the consummation of the Asset Sale on December 4, 2006, and of CT Holdings since July 1997 until May 2002, prior to which he served as Vice President - Development of Network Products since joining CT Holdings in February 1996. Mr. Banzhof has more than 17 years of experience in the software industry, including designing, developing and marketing software products, building software development teams and organizations and managing products in network management and PC desktop markets. He was the founding partner and Vice President of Software Engineering from 1992 to 1995 of Circuit Masters Software, Inc., a software company which developed and marketed network management utilities for Novell NetWare environments, and was acquired by CT Holdings in February 1996. During his career, Mr. Banzhof has held various technology positions with other companies including Fluor Daniel Engineers where he was responsible for network infrastructure, and software development on numerous projects. Mr. Banzhof currently sits on the board of OVAL, an industry consortium developing a common language for security experts to discuss and agree upon technical details about how to check for the presence of vulnerabilities on computer systems.

ROBERT HUMPHREY joined CDSS in February 2005 and served as Executive Vice President - Chief Marketing Officer until the consummation of the Asset Sale on December 4, 2006. From October 2002 to February 2005 Mr. Humphrey was Co-Founder and Managing Partner of the Waterstreet Management Group, a strategic consulting and investment banking services firm. As CEO of OpenDesign, Inc. from July 2001 to September 2002 he directed the initial launch of the company. Mr. Humphrey was a Venture Partner with Insight Capital Partners from February 2000 to July 2001with responsibility for the firm’s portfolio of enterprise software companies. Humphrey spent five years with i2 Technologies, Inc. from February 1995 to January 2000 where he served as the chief marketing and business development executive responsible for overall marketing strategy and execution. Prior to 2000, Humphrey spent nine years with Unisys Corporation (formerly Burroughs Corporation) in a variety of sales and marketing roles.

DAVID HELFFRICH joined CDSS in February 2004 and served as Executive Vice President - Development until the consummation of the Asset Sale on December 4, 2006. Mr. Helffrich has more than 20 years of experience in the software industry, including design and development responsibilities for application development tools for software developers, Server I/O products for Storage Area Networks, and quality monitoring and evaluation products for the Call Center market. Prior to CDSS, Mr. Helffrich served as Vice President of Development for etalk Corporation from April 2002. Before etalk, he was General Manager of the Server I/O business unit for Interphase Corporation from June 2000. From August 1984 to May 2000, Mr. Helffrich gained his knowledge and experience in software development while working in various technology positions at Texas Instruments in the TI Software Division (acquired by Sterling Software in July 1997), moving up to Vice President of Development for the Application Development Group of Sterling Software, a $750 million producer of software development tools for the application, storage, Internet, and federal markets.

RANDY SCHIRMAN joined CDSS in August 2005 and served as Executive Vice President of Sales until the consummation of the Asset Sale on December 4, 2006. Mr. Schirman was responsible for the company’s overall sales strategy for commercial business. Prior to joining CDSS, Mr. Schirman served as Vice President of Sales for DeepNines Technologies, a software company, from April 2004 until July 2005. Prior to DeepNines Technologies, Mr. Schirman was at NetScreen, a software company, from 2000 to 2004 as Vice President of Sales for the Provider Services market, where he managed one of the company’s sales divisions selling comprehensive security solutions to the airline, energy, federal, state and local government, media/communications, retail conglomerates, and telecommunications markets.

ROBERT B. DIX, JR. joined CDSS in December 2004 as executive vice president for government affairs and corporate development and served in that capacity until the consummation of the Asset Sale on December 4, 2006. Prior to joining the Company, Mr. Dix served during the 108th Congress as the Staff Director for the House Government Reform Subcommittee on Technology, Information Policy, Intergovernmental Relations and the Census from January 2003 until December 2004. In that role, Mr. Dix worked with Subcommittee Chairman Adam Putnam and Government Reform Committee Chairman Tom Davis on the federal government’s use of technology and the support of the President’s Management Agenda. Mr. Dix worked on government-wide issues such as e-government, information sharing, and securing federal government computer networks and desktops against cyber attacks. Previously Mr. Dix served the Congress as a Senior Professional Staff member to the House Oversight Subcommittee on the District of Columbia during the late 1990’s. Prior to joining the Technology Subcommittee, Mr. Dix served as the President and Chief Operating Officer for FedComp, Inc., a financial services sector software development firm headquartered in Northern Virginia from November 2000 until November 2002. Mr. Dix also served as the President of SportsCombine, Inc., a Northern Virginia-based start-up technology company in the content management space from January 2000 until November 2000.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Company believes that during 2005 all filing requirements applicable to its officers, directors, and greater than ten-percent stockholders were complied with.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct for all of our directors, officers and employees and a Code of Ethics for our CEO and Senior Financial Executives in March 2004. Stockholders may request a free copy of our Code of Business Conduct and Code of Ethics from:

CDSS Wind Down Inc.
Attention: Investor Relations
Two Lincoln Centre, Suite 1600
5420 LBJ Freeway
Dallas, Texas 75240
214/520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.cdsswd.com.

ITEM 11 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis.

Prior to the sale of substantially all of our assets to McAfee in December 2006, our compensation policy reflected a commitment to an executive compensation plan, which enabled us to attract, retain and motivate highly qualified management professionals. Following the Asset Sale, our compensation philosophy is designed to retain the services of our senior executives to complete the wind down of our company and the settlement of our remaining obligations. The following discussion relates to our compensation policies prior to the Asset Sale. Our compensation philosophy was to directly align executive compensation with the financial performance of the organization. We believe that the relationship between executive compensation and our performance will create benefit for all stockholders.

The executive compensation program has been developed by the Board using various factors which include historical earnings, and review of industry competition executive compensation plans. The key elements of the executive compensation program are base salary, annual bonus and stock options and restricted stock grants.

The Board reviews and approves each element of our executive compensation program and periodically assesses the effectiveness of the program as a whole. This program covers the Chief Executive Officer, the other Named Executive Officers and all other executive officers. Specifically, the Board approves the salaries of all executive officers, the grants of stock options to executive officers, and the provision of any special benefits or perquisites to executive officers.

The base salary program is intended to provide base salary levels that are externally competitive and internally equitable, and to reflect each individual’s sustained performance and cumulative contribution. Each executive officer’s individual performance is reviewed to arrive at merit increase determinations. These merit increases are then reviewed within the context of the total merit increase budget to determine reasonableness.

The option grants are designed to reward executive officers and other key employees directly for appreciation in the long-term price of our stock. The plan directly links the compensation of executive officers to gains by the stockholders and encourages executive officers to adopt a strong stockholder orientation in their work. The option grants also places what can be a significant element of compensation at risk because the options have no value unless there is appreciation over time in the value of our stock.

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

The Board believes the executive compensation program is adequate to accomplish the program’s goals of attracting, retaining, and motivating highly qualified management professionals. The Board believes the executive compensation program is fair to both the executive officers and CDSS.

Executive Compensation.

The following table lists the annual compensation for our CEO, CFO, and our three other most highly compensated executive officers in 2006 (referred to as named executive officers) for the fiscal years 2006, 2005, and 2004.

2006 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	StockAwards ($)		Option Awards ($) (17)	All Other Compensation ($)		Total ($)

							$690,000	(2)
Steven B. Solomon	2006	$225,000	$331,250	$1,971,000	(1)	$-	5,399,234	(3)	$11,733,269
Chief Executive Officer							68,535	(4)
							3,048,250	(5)
	2005	225,000	225,000	-		-	33,660	(6)	483,660
	2004	225,000	225,000	-		-	87,291	(7)	537,291

							95,557	(2)
							82,125	(5)
Richard Connelly (a)	2006	185,000	-	27,000	(8)	-	95,557	(9)	574,808
Chief Financial Officer							95,557	(10)
							24,069	(11)
							65,500	(12)
							6,652	(14)	291,266
	2005	185,000	75,000	18,500	(13)	-	6,114	(15)
	2004	185,000	75,000	-		-	14,876	(15)	274,876

							18,598	(11)	315,048
Robert Humphrey (b)	2006	162,055	109,395	-		-	25,000	(5)
EVP Chief Marketing Officer							6,652	(14)
	2005	155,750	79,594	18,500	(13)	538,200	2,723	(15)	801,419

							91,451	(2)
Randy Schirman (c)							91,450	(3)
EVP Sales	2006	162,055	-	-		-	136,806	(16)	520,881
							14,119	(11)
							25,000	(5)
							38,424	(16)
	2005	72,917	-	18,500	(13)	268,000	6,652	(14)	407,127
							2,634	(15)

Robert B. Dix, Jr. (d)EVP							79,427	(2)
Government Affairs and Corporate Development	2006	138,904	-			-	79,426	(3)	339,832
							17,075	(11)
							25,000	(5)
							8,760	(14)	180,211
	2005	150,000	-	18,500	(13)	-	2,951	(15)
	2004	8,017	-	-		213,900	-		221,917

(a)	Mr. Connelly submitted his notice of resignation effective April 2, 2007 following completion of the Asset Sale.
(b)	Mr. Humphrey was employed from February 9, 2005 until his resignation due to the deemed change of control on December 4, 2006.
(c)	Mr. Schirman was employed from August 1, 2005 until his resignation due to the deemed change of control on December 4, 2006.
(d)	Mr. Dix was employed from December 13, 2004 until his resignation due to the deemed change of control on December 4, 2006.
(1)
FAS 123R grant date value of 3,650,000 shares of common stock issued in exchange for the forgiveness of the Company’s obligation to pay Mr. Solomon a bonus and the cancellation of his stock options for 3,650,000 shares of stock.

(2)	Deemed change of control bonus payment resulting from the Asset Sale completed on December 4, 2006.
(3)	Payment to our CEO for entering into a non-competition agreement payment including estimated tax gross up of $4,184,146.

(4)
Includes a car allowance of $11,400, payment of unused vacation of $18,127, compensation of $24,358 related to an incentive award trip, and payments of $14,650 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.

(5)
Dividend on common stock owned by the named executive paid January 5, 2007 representing the first distribution payment to stockholders of $0.50 per share as a result of the Asset Sale completed on December 4, 2006

(6)
Includes a car allowance of $11,400, compensation of $11,599 related to annual incentive award trip, and payments of $10,661 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.

(7)
Includes a payment of $21,150 for unused vacation, a car allowance of $11,400, compensation of $29,758 related to annual incentive award trip, and payments of $24,983 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.

(8)
FAS 123R value of 50,000 shares of common stock issued in exchange for the forgiveness of the Company's obligation to pay Mr. Connelly a bonus and the cancellation of his stock options for 50,000 shares of stock.

(9)	Severance payment resulting from the Asset Sale completed on December 4, 2006.
(10)	Retention bonus payable to Mr. Connelly on March 31, 2007.
(11)	Includes payments of unused vacation pursuant to the terms of the Asset Sale and payments of life, health and disability insurance premiums plus income tax gross up on the payment of the premiums.
(12)
Stock option cash out payment to holders of options that remained unexercised on the record date of the initial anticipated liquidating distribution received from us, at the same time liquidating distributions are made to holders of common stock, cash payments equal to the product of the total number of shares that were subject to such option immediately prior to the closing of the Asset Sale, and the amount per share then being distributed in respect of our common stock. The first payment was made on January 5, 2007 contemporaneously with the dividend of $0.50 per share made to stockholders. An additional $0.02 to $0.04 per share could be distributed in the future.

(13)	FAS 123R value of 50,000 shares of restricted common stock issued on December 19, 2005 including the related tax gross-up.
(14)	Tax gross up on restricted stock award on December 19, 2005.
(15)	Includes payments of life, health and disability insurance premiums plus income tax gross up on the payment of the premiums.
(16)	Commissions earned.
(17)	Aggregate FAS 123R value of Named Executive's option awards at dates of grant.

Grants of Plan Based Awards

No awards were granted to any named executive officer during the year ended December 31, 2006. Our CEO, CFO and the named executive officers held no stock options at December 31, 2006.

Options Exercises and Stock Vested

2006 OPTION EXERCISES AND STOCK VESTED TABLE
	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Steven B. Solomon
Chief Executive Officer	3,650,000	$1,825,000	(1)	-		-

Richard Connelly	50,000	25,000	(1)
Chief Financial Officer	375,000	65,500	(2)	50,000	(3)	$25,000	(4)

Robert Humphrey
EVP Chief Marketing Officer	-	-		50,000	(3)	25,000	(4)

Randy Schirman
EVP Sales	-	-		50,000	(3)	25,000	(4)

Robert B. Dix, Jr.
EVP Government Affairs and Corporate Development	-	-		50,000	(3)	25,000	(4)

(1) The value represents $0.50 per share distributed to shareholders in the first distribution on January 5, 2007 paid to the named executive on January 5, 2007, the date of the first distribution to shareholders as a result of the Asset Sale completed on December 4, 2006. An additional $0.02 to $0.04 per share could be distributed in the future.

(2) Pursuant to the terms of the Asset Sale, holders of in-the-money stock options were paid cash for the difference between the option exercise price and the $0.50 per share first distribution payment on January 5, 2007. An additional $0.02 to $0.04 per share could be distributed in the future.

(3) Pursuant to the Asset Sale and deemed change of control on December 4, 2006 the stock awards, granted in December 2005, became fully vested.

(4) Represents $0.50 per share distributed to shareholders in the first distribution on January 5, 2007. An additional $0.02 to $0.04 per share could be distributed in the future.

Pension Benefits and Nonqualified Deferred Compensation Plans

The Company does not have any pension plan or nonqualified deferred compensation plans. The CEO and named executives were eligible to participate in the Company's 401(k) Plan which is open to all employees. The Company did not make any matching contributions to the 401(k) Plan in 2006.

Deemed Change of Control Payments

Deemed change of control and severance payments to the named executives resulting from the Asset Sale are disclosed in the "2006 Summary Compensation Table" under the column "All Other Compensation."

Directors Compensation

2006 DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash($)	All Other Compensation($)		Total ($)

Joe M. Allbaugh	$5,000	$50,0001	(1)	$55,000

Mark Rogers	5,000	1,715	(2)	6,715

Major General (Ret) John Leide	5,000	548 11,250	(2) (4)	5,548

Chris Economou	5,000	5,769 11,250	(3) (4)	10,769

(1) The cash value of 100,000 shares of common stock issued to Mr. Allbaugh in exchange for the forgiveness of the Company’s obligation to pay Mr. Allbaugh a bonus and the cancellation of his stock options for 100,000 shares of stock based on the value of the first distribution to shareholders on January 5, 2007 of $0.50 per share. An additional $0.02 to $0.04 per share could be distributed in the future.

(2) Travel expense reimbursements.

(3) Payment of health insurance premiums.

(4) Stock option cash out payment to holders of options that remained unexercised on the record date of the initial distribution to shareholders received from us, at the same time distributions are made to holders of common stock, cash payments equal to the product of the total number of shares that were subject to such option immediately prior to the closing of the Asset Sale, and the amount per share then being distributed in respect of our common stock. The first distribution payment was made on January 5, 2007 contemporaneously with the dividend of $0.50 per share made to stockholders. An additional $0.02 to $0.04 per share could be distributed in the future.

Report of the Compensation Committee

The Compensation Committee, which is composed solely of independent members of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its Committee charter for determining the compensation of our executive officers. In previous proxy statements, the Committee submitted reports that sought to describe in detail the philosophy and execution of our executive compensation. In accordance with SEC rules that are now effective for this and future proxy statements, a new “Compensation Discussion and Analysis” section includes this information. In addition, the “Executive Compensation” section includes more information concerning the compensation of our listed officers than has been published previously. In this regard, the Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section with management, including our Chief Executive Officer, Steven B. Solomon. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in our 2006 Annual Report on Form 10-K.

Compensation Committee
Joe M. Allbaugh
Chris A. Economou
Major General (Ret.) John Leide

The foregoing Compensation Committee Report shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2007, there were issued and outstanding approximately 34,318,230 shares of common stock. There were no shares of Preferred Stock outstanding following their redemption in connection with the Asset Sale. There is no other class of voting security of CDSS issued or outstanding. The following table sets forth the number of shares of common stock beneficially owned as of March 29, 2007, by (i) each person known to the Company to own more than 5% of the common stock, (ii) each director, (iii) each executive officer and (iv) all directors, and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable within 60 days after March 29, 2007 are included as beneficially owned by the option holder or warrant holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned		Approximate Percent Of Class
Steven B. Solomon	6,096,499		17.76%

Richard Connelly	164,250		0.48%

Major General (Ret) John Leide
78 Clubhouse Drive
Palm Coast, Florida 32137	226,100	(1)	0.66%

Joe M. Allbaugh
101 Constitution Avenue, NW, Suite 525 East
Washington, DC 20001-2133	375,000	(1)	1.09%

Chris Economou
150 North Federal Highway, Suite 210
Fort Lauderdale, Florida 33301	406,100	(1)	1.18%

Mark Rogers
751 Laurel St., #119
San Carlos, California 94070	242,875	(2)	0.71%

All Officers and directors as a group(6 people)	7,510,824	(3)	21.48%

(1) Includes 200,000 immediately exercisable stock options.

(2) Includes 50,000 immediately exercisable stock options.

(3) Includes 650,000 immediately exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to an unsecured promissory note on terms and conditions approved by the disinterested directors of the Company. The note provided for 12% interest and a maturity date of January 12, 2007. On December 4, 2006 $3,614,411 was repaid to our CEO including the $3 million principal, $114,411 of accrued interest through December 4, 2006 and a prepayment fee of $500,000.

To meet short term working capital requirements, the Company's CEO advanced approximately $1.7 million to the Company during the period January 1, to December 4, 2006. All amounts were repaid to our CEO prior to December 31, 2006 from the proceeds of the Asset Sale. From time-to time in 2005, the Company’s CEO, advanced funds to the Company to meet short-term working capital needs. The total amount advanced during 2005 was approximately $881,000, all of which was repaid to the CEO prior to December 31, 2005, except for approximately $81,000 reimbursed to the CEO in January 2006.

In connection with the Asset Sale completed on December 4, 2006, we entered into an Agreement dated as of December 4, 2006 (the "Agreement") with CT Holdings Enterprises (our former parent company). Pursuant to this Agreement:

1.	we and CT Holdings canceled and terminated the Tax Disaffiliation Agreement dated as of May 17, 2002, and Transition Services Agreement dated as of May 17, 2002 between us and CT Holdings;

2.	each party released the other from all outstanding liabilities to each other;

3.	we assigned to CT Holdings the causes of action and rights of CDSS related to claims against CDSS's insurance carrier related to prior litigation;

4.	CT Holdings waived any and all rights in and to any of the assets transferred by CDSS pursuant to the asset purchase agreement; and

5.
CT Holdings waived any prohibition or restriction to the transactions contemplated by the asset purchase agreement set forth in the Agreement and Plan of Distribution dated as of May 17, 2002 between us and CT Holdings or otherwise.

Since May 2002, CDSS has been a party to a transition services agreement with CT Holdings, its former parent. The agreement provided that CT Holdings and CDSS provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and CDSS may need transitional assistance and support. The transition services agreement provided generally that each of CDSS and CT Holdings would undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally extended for a one year term, but could be terminated earlier under certain circumstances, including a default, and or could be renewed for additional one-year terms. In August 2005, the Board of Directors approved the extension of the transition services agreement until May 2006, later extended to December 4, 2006. Initially, CT Holdings agreed to pay CDSS a monthly fee of $20,000, subject to adjustment on a quarterly basis. The fee was adjusted to $7,500 per month beginning in May 2004, and further adjusted to $10,000 per quarter in August 2005. The Company believed that the terms and conditions of the transition services agreement were as favorable to CDSS as those available from unrelated parties for a comparable arrangement. During the period January 1, 2006 to December 4, 2006 the company had recorded approximately $36,700 of fees due from CT Holdings pursuant to the transition services agreement. During the year ended December 31, 2005 the Company had recorded approximately $65,000 of fees due from CT Holdings pursuant to the transition services agreement. Since the inception of the transition services agreement CDSS had not recognized any income from the fees charged to CT Holdings due to the uncertainty of collection, thereby including the full costs of the services provided to CT Holdings in general and administrative expense. As a result of the Asset Sale consummated on December 4, 2006, all amounts owed to CDSS by CT Holdings under the transition services agreement of approximately $687,000 were released and because CDSS had not recognized any income from the fees earned under the transition services agreement there was no impact to the statement of operations or financial condition of the Company for the forgiveness of the amounts owed to CDSS by CT Holdings.

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. CDSS advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Accrued interest on the note at December 4, 2006 was approximately $102,000. Since CT Holdings has had a significant cash deficiency and stockholder’s deficit this demand note receivable plus accrued interest had been fully reserved as there was no assurance that the note would be collected. As a result of the Asset Sale consummated on December 4, 2006 all amounts owed to CDSS by CT Holdings were released and because CDSS had fully reserved the note plus all accrued interest through December 4, 2006 there was no impact to the statement of operations or financial condition of the Company for the forgiveness of the note and accrued interest owed to CDSS by CT Holdings.

During the years ended December 31, 2006 and 2005, the Company incurred legal fees in the amount of approximately $565,000 and $263,000, respectively to a law firm in which an attorney (who is a partner and who was a former CT Holdings employee) is a relative of CDSS’s CEO. Amounts owed to the law firm at December 31, 2006 and 2005, were $47,356 and $10,786, respectively.

Director Independence.

Each of our non-employee directors qualifies as “independent” in accordance with the published listing requirements of NASDAQ: Major General (Retired) John Leide, Chris A. Economou, Mark Rogers and Joe M. Allbaugh. Mr. Solomon does not qualify as independent because he is a CDSS employees. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he or she is an employee of the company or is a partner in or executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services KBA Group LLP provided during fiscal years 2006 and 2005:

(1) Audit Fees:

Fees for audit services provided by KBA Group LLP total approximately $139,000 for 2006 and approximately $126,000 for 2005, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2) Non-Audit Related Fees:

KBA Group LLP did not bill the Company any non-audit related fees during 2006 or 2005.

(3) Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2006 or 2005.

(4) All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2006 or 2005.

(5) Audit Committee’s Pre-Approval Policies and Procedures

(i) The audit committee of the board of directors approves the scope of services and fees of the independent Registered Public Accounting Firm on an annual basis, generally prior to the beginning of the services.

(ii) The audit committee of the board of directors approved 100% of the fees for the services above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Financial Statements

The following financial statements are filed as a part of this report under "Item 8 -Financial Statements and Supplementary Data" following the signature page of this report.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Net Assets in Liquidation, December 31, 2006	F-3
Consolidated Statement of Changes in Net Assets in Liquidation, from the period December 5, 2006 to December 31, 2006	F-4
Consolidated Balance Sheet, December 31, 2005	F-5
Consolidated Statements of Operations for the period from January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004	F-6
Consolidated Statement of Stockholders' Equity (Deficit) for the period from January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004	F-7
Consolidated Statements of Cash Flows for the period January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-9

Consolidated Financial Statement Schedule

The following consolidated financial statement schedule for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Form 10K and should be read in conjunction with CDSS's Consolidated Financial Statements. Schedules not included below have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period-	Additions Charged to Costs and Expenses-	Charged to Other-	Deductions	Balance at End of Period-

Year ended December 31, 2006
Allowance for doubtful accounts	100,000	-	-	(100,000) (a)	-
Allowance for returns	109,000	-	-	(109,000) (b)	-

Year ended December 31, 2005
Allowance for doubtful accounts	100,000	2,496	-	(2,496)	100,000
Allowance for returns	109,000	-	46,233	(46,233)	109,000

Year ended December 31, 2004
Allowance for doubtful accounts	27,575	61,946	10,479	-	100,000
Allowance for returns	50,925	-	68,554	(10,479)	109,000

(a) $100,000 deduction consists of $45,157 write off of uncollectible account plus $54,843 reversal of 12.4.06 balance to Gain on Sale related to the sale of accounts receivable to McAfee
(b) $109,000 deduction relates to reversal of 12.4.06 balance to Gain on Sale related to the sale of accounts receivable to McAfee

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	CDSS WIND DOWN INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ STEVEN B. SOLOMON	President, Chief Executive Officer and Director	April 2, 2007
Steven B. Solomon	(Principal Executive Officer)

/s/ RICHARD CONNELLY	Chief Financial Officer	April 2, 2007
Richard Connelly	(Principal Financial and Accounting Officer)

/s/ JOHN LEIDE	Director	April 2, 2007
Major General(Ret)
John Leide

/s/ CHRIS A. ECONOMOU	Director	April 2, 2007
Chris A. Economou

/s/ MARK ROGERS	Director	April 2, 2007
Mark Rogers

/s/ JOE M. ALLBAUGH	Director	April 2, 2007
Joe M. Allbaugh

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of October 2, 2006, by and among Citadel Security Software Inc., Citadel Security Software International, LLC, Canberra Operating, L.P., Canberra, LLC, McAfee, Inc., and McAfee Security, LLC (filed as Exhibit 2.1 to the Form 8-K filed by the Company on October 3, 2006 and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-33491, filed with the Commission on January 11, 2002 (the “Form 10-SB”) and incorporated by reference herein)

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

4.3
Registration Rights Agreement, dated as of February 9, 2004 by and among CDSS and the entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

4.4	Form of Senior Promissory Note (filed as exhibit 4.1 to the Form 8-K filed by the Company on September 8, 2004 and incorporated by reference herein)

4.5	Loan and Security Agreement between CDSS and Comerica Bank (filed as Exhibit 10.1 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.6	Intellectual Property Security Agreement between CDSS and Comerica Bank (filed as Exhibit 10.2 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.7	Form of Warrant to Purchase Stock (filed as Exhibit 10.3 to the Form 10-QSB filed by the Company on May 13, 2004 and incorporated by reference herein)

4.8	First Amendment to Loan and Security Agreement between Comerica and Comerica Bank (filed as Exhibit 99.1 to the Form 8-K filed by the Company on December 30, 2004 and incorporated by reference herein)

4.9	Second Amendment to Loan and Security Agreement between Comerica and Comerica Bank (filed as Exhibit 4.9 to the Form 10-KSB filed by the Company on March 31,2005 and incorporated by reference herein)

4.10	Commitment Letter dated February 28, 2006 between CDSS and Comerica Bank (filed as Exhibit 99.1 to the Form 8-K filed by the Company on February 28, 2005 and incorporated herein by reference)

4.11	Form of Warrant to Purchase Common Stock issued to Satellite (filed as Exhibit 4.1 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.12
Registration Rights Agreement dated as of May 9, 2005 between CDSS and Satellite entities whose names appear on the signature pages thereof (filed as Exhibit 4.2 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.13
Exchange Agreement dated as of May 9, 2005 between CDSS and Satellite Strategic Finance Associates, LLC (filed as Exhibit 4.3 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.14	Form of Series C Warrant to Purchase Common Stock (filed as Exhibit 4.4 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

4.15
Third Amendment to Loan and Security Agreement dated as of June 30, 2005 between CDSS and Comerica Bank (filed as Exhibit 99.1 to the Form 8-K filed by the Company on July 1, 2005 and incorporated herein by reference)

4.16
Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (filed as Exhibit 4.12 to the Form S-3/A filed by the Company on August 1, 2005 and incorporated herein by reference)

4.17
Fourth Amendment to Loan and Security Agreement dated as of August 22, 2005 between CDSS and Comerica Bank (filed as Exhibit 4.1 to the Form 8-K filed by the Company on August 26, 2005 and incorporated herein by reference)

4.18	Warrant (filed as Exhibit 4.2 to the Form 8-K filed by the Company on August 26, 2005 and incorporated herein by reference)

4.19
Fifth Amendment to Loan and Security Agreement dated as of September 15, 2005 between CDSS and Comerica Bank (filed as Exhibit 4.1 to the Form 8-K filed by the Company on September 16, 2005 and incorporated herein by reference)

4.20	Warrant to Purchase Stock (filed as Exhibit 4.2 to the Form 8-K filed by the Company on September 16, 2005 and incorporated herein by reference)

4.21
Loan and Security Agreement dated as of October 10, 2005 between CDSS and Lawrence Lacerte (filed as Exhibit 4.1 to the Form 8-K filed by the Company on October 12, 2005 and incorporated herein by reference)

4.22
Intellectual Property Security Agreement dated as of October 10, 2005 between CDSS and Lawrence Lacerte (filed as Exhibit 4.2 to the Form 8-K filed by the Company on October 12, 2005 and incorporated herein by reference)

4.23
Agreement, dated as of October 2, 2006, by and among Citadel Security Software Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (filed as Exhibit 4.1 to the Form 8-K filed by the Company on October 3, 2006 and incorporated herein by reference)

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

10.8	Office Lease Agreement between CDSS and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Form 10-QSB filed with the Commission on August 16, 2004 and incorporated by reference herein)

10.8
Sublease Agreement, dated March 22, 2002, between the Registrant and SWS Securities, Inc. (filed as Exhibit 10.8 to Amendment No. 2 to the Form 10-SB filed with the Commission on April 5, 2002 and incorporated by reference herein)

10.9
Form of Subscription Agreement between the Registrant and certain accredited investors (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.10
Form of Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission February 13, 2003 and incorporated by reference herein)

10.11
Form of Amendment No. 1 to Stock Purchase Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission April 21, 2003 and incorporated by reference herein)

10.12
Form of Stock Purchase Warrant issued by the Registrant to certain accredited investors (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission April 21, 2003 and incorporated by reference herein)

10.13
Engagement letter, dated December 10, 2002, between DHR International Inc. and the Registrant. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.14
Advisory Agreement, dated November 11, 2002, between Merriman Curhan Ford & Co. (formerly known as RTX Securities Corporation) and the Registrant. (filed as Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.15
Engagement letter related to private placement dated December 9, 2002 between Merriman Curhan Ford & Co. (formerly known as RTX Securities Corporation) and the Registrant. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.16
Warrant Agreement between the Registrant and Merriman Curhan Ford & Co. dated January 29,2003. (filed as Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.17
Promissory Note, dated September 11, 2002, payable by the Registrant to the order of Eagle Equity I, L.P. (filed as Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.18
Stock Purchase Agreement, dated September 11, 2002, among the Registrant, Lawrence E. Steinberg, Michael A. Hershman, and Ari Reubin. (filed as Exhibit 10.18 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.19
Promissory Note, dated December 9, 2002, payable by the Registrant to the order of Ken Schnitzer, including Guaranty by Steven B. Solomon, Chief Executive Officer of the Registrant in favor of Ken Schnitzer. (filed as Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.20
Notice of Conversion, dated April 23, 2003, by Kenneth Schnitzer. (filed as Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.21
Option agreement dated November 4, 2002 between the registrant and Marc Still. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein

10.22
Promissory Note dated June 5, 2002 payable by the Registrant to Aspen Advisors, LP. (filed as Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.23
Consultant Agreement dated April 24, 2003 between the Registrant and CEOcast, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.24
Warrant Agreement between the Registrant and Merriman Curhan Ford & Co. dated April 21, 2003. (filed as Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (registration number 333- 104777) filed with the Commission on June 30, 2003 and incorporated by reference herein)

10.25
Securities Purchase Agreement, dated as of February 9, 2004 by and among CDSS and the entities whose names appear on the signature pages thereof (filed as Exhibit 10.1 to the Form 8-K filed by the Company on February 10, 2004 and incorporated by reference herein)

10.26	Employment Agreement dated as of November 17, 2003 between Registrant and Ed Krupa (filed as Exhibit 10.26 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.27
Employment Agreement dated as of April 1, 2003 between Registrant and Richard Connelly (filed as Exhibit 10.27 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.28
Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Steven B. Solomon (filed as Exhibit 10.28 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.29
Amendment No. 1 to Employment Agreement dated as of October 1, 2003 between Registrant and Richard Connelly (filed as Exhibit 10.29 to the Form 10-KSB filed with the Commission on March 15, 2004 and incorporated by reference)

10.30
Software License and Service Agreement between CDSS and DigitalNet Government Solutions, LLC (filed as Exhibit 10.1 the Form 10-QSB filed with the Commission on November 15, 2004 and incorporated herein by reference)

10.31
Securities Purchase Agreement dated as of May 9, 2005 between CDSS and entities whose names appear on the signature pages thereof (filed as Exhibit 10.1 to the Form 8-K filed by the Company on May 10, 2005 and incorporated herein by reference)

10.32	Consultant Agreement dated as of April 24, 2005 between CDSS and CEOcast, Inc. (filed as Exhibit 10.2 to the Form S-3 filed by the Company on June 8, 2005 and incorporated herein by reference)

10.33	Factoring Agreement between the Company and Allied Capital Partners, L.P. (filed as Exhibit 4.1 to the Form 8-K filed by the Company on October 31, 2005 and incorporated herein by reference)

10.34
Software License and Service Agreement between CDSS and DigitalNet Government Solutions, LLC (filed as Exhibit 10.1 the Form 10-QSB filed with the Commission on November 15, 2004 and incorporated herein by reference)

10.35
Form of Change of Control Agreement for each of Messrs. Carl Banzhof, Richard Connelly, Robert Dix, Dave Helffrich, Robert Humphrey and Randy Schirman (filed as Exhibit 10.1 to the Form 8-K filed by the Company on December 21, 2005 and incorporated herein by reference)

10.36	Form of Change of Control Agreement for Steven B. Solomon (filed as Exhibit 10.2 to the Form 8-K filed by the Company on December 21, 2005 and incorporated herein by reference)

10.37	Form of Restricted Stock Award Agreement for Executives (filed as Exhibit 10.3 to the Form 8-K filed by the Company on December 21, 2005 and incorporated herein by reference)

10.38
Promissory Note, dated as of August 11, 2006 payable to the order of Steven B. Solomon (filed as Exhibit 10.1 to the Form 10-Q filed by the Company for the quarter ended June 30, 2006 and incorporated herein by reference)

10.39
Release and Settlement Agreement by and among Plaintiff Meyers Associates, L.P. f/k/a Roan-Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. and their related parties on the one hand and Defendants CT Holdings Enterprises Inc., f/k/a CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc., Citadel, Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner on the other hand (filed as Exhibit 10.1 to the Form 8-K filed by the Company on August 29, 2006 and incorporated herein by reference)

10.40
Form of Support Agreement between each director and executive officer of Citadel Security Software Inc. and McAfee, Inc., dated as of October 2, 2006 (filed as Exhibit 10.1 to the Form 8-K filed by the Company on October 3, 2006 and incorporated herein by reference)

10.41
Amendment to Agreements with Steven B. Solomon, between Steven B. Solomon and Citadel Security Software Inc., dated as of November 3, 2006 (filed as Exhibit 10.1 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.42
Amendment to Agreements with Richard Connelly, between Richard Connelly and Citadel Security Software Inc., dated as of November 3, 2006 (filed as Exhibit 10.2 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.43
Amendment to Agreements with Carl Banzhof, between Carl Banzhof and Citadel Security Software Inc., dated as of November 3, 2006 (filed as Exhibit 10.3 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.44
Amendment to Agreements with David Helffrich, between David Helffrich and Citadel Security Software Inc., dated as of November 3, 2006 (filed as Exhibit 10.4 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.45
Amendment to Agreements with Robert Humphrey, between Robert Humphrey and Citadel Security Software Inc., dated as of November 3, 2006 (filed as Exhibit 10.5 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.46
Amendment to Agreements with Robert Dix, between Robert Dix and Citadel Security Software Inc., dated as of November 3, 2006 (filed as Exhibit 10.6 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.47
Form of Option Agreement Amendment between Citadel Security Software Inc. and each of Chris Economou, Jack Leide, Carl Banzhof and Richard Connelly (filed as Exhibit 10.7 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.48
Amendment to Agreement with Joe Allbaugh, between Citadel Security Software Inc. and Joe Allbaugh, dated as of November 3, 2006 (filed as Exhibit 10.8 to the Form 8-K filed by the Company on November 9, 2006 and incorporated herein by reference)

10.49
Amendment to Agreement with Randy Schirman, between Randy Schirman and Citadel Security Software Inc., dated as of December 2, 2006 (filed as Exhibit 10.1 to the Form 8-K filed by the Company on December 8, 2006 and incorporated herein by reference)

21	Subsidiaries of the Registrant, filed herewith.

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

CDSS WIND DOWN INC.
DECEMBER 31, 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statement of Net Assets in Liquidation, December 31, 2006	F-3

Consolidated Statement of Changes in Net Assets in Liquidation, from the period December 5, 2006 to December 31, 2006	F-4

Consolidated Balance Sheet, December 31, 2005	F-5

Consolidated Statements of Operations for the period from January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004	F-6

Consolidated Statement of Stockholders' Equity (Deficit) for the period from January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004	F-7

Consolidated Statements of Cash Flows for the period January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CDSS Wind Down Inc.

We have audited the accompanying consolidated balance sheets of CDSS Wind Down Inc. and subsidiaries, formerly Citadel Security Software Inc., (the “Company”) as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. We have also audited the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from January 1, 2006 to December 4, 2006 as well as the consolidated statement of net assets in liquidation as of December 31, 2006, and the related consolidated statement of changes in net assets in liquidation for the period from December 5, 2006 to December 31, 2006. Our audits also included the financial statement schedule appearing under Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As described in Note A to the consolidated financial statements, the stockholders of the Company approved a plan of liquidation and dissolution on December 1, 2006, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the period subsequent to December 4, 2006, from the going-concern basis to a liquidation basis.

As described in Note A to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDSS Wind Down Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2005 and 2004, and for the period from January 1, 2006 to December 4, 2006, their net assets in liquidation as of December 31, 2006, and the changes in net assets in liquidation for the period from December 5, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KBA GROUP LLP
Dallas, Texas
April 2, 2007

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

DECEMBER 31, 2006

ASSETS
Cash and cash equivalents	$28,053,007
Prepaid expenses and other current assets	188,331
Other current assets	52,000

TOTAL ASSETS	$28,293,338

LIABILITIES
Accounts payable and accrued expenses	$424,120
Accrued payroll tax liabilities	63,154
Accrued stock option cash-out liability	255,510
Accrued officer severance and bonus	6,306,536
Estimated settlement of operating lease liabilities	1,554,017
Estimated costs to be incurred during liquidation	1,100,073
Income taxes payable	893,921

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	$10,597,331
NET ASSETS IN LIQUIDIATION	$17,696,007

The accompanying notes are an integral part of this consolidated financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

PERIOD FROM DECEMBER 5, 2006 to DECEMBER 31, 2006

Stockholders’ equity at December 4, 2006	$19,377,524
Liquidation basis adjustments:
Adjust liabilities to estimated settlement amounts	513,211
Accrue estimated net lease settlement costs	(1,014,275)
Wind-down operating expenses	(1,307,242)
Interest income	126,789
Net assets in liquidation, December 31, 2006	$17,696,007

The accompanying notes are an integral part of this consolidated financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)

DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,320,376
Accounts receivable-trade, less allowance of $209,000	2,570,090
Prepaid expenses and other current assets	932,591

Total current assets	4,823,057

PROPERTY AND EQUIPMENT,
net of accumulated depreciation of $2,483,398	5,126,228

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $6,625,180	4,431,322

OTHER ASSETS	84,812
TOTAL ASSETS	$14,465,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Factoring line of credit	$924,777
Accounts payable and accrued expenses	3,721,551
Accrued compensation and payroll tax obligations	1,245,401
Current portion of deferred revenue	4,680,328
Total current liabilities	10,572,057

LONG-TERM DEBT, LESS CURRENT PORTION	3,750,000
DEFERRED REVENUE, LESS CURRENT PORTION	398,342
OTHER NON-CURRENT LIABILITIES	609,912

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, $1,000 stated value per share;
1,000,000 shares authorized;
Series A Preferred Stock, 15,000 shares issued and outstanding at December 31, 2005, liquidation preference of $15,000,000	10,422,299
Series B Preferred Stock, 7,000 shares issued and outstanding at December 31, 2005, liquidation preference of $7,000,000	5,247,688
COMMON STOCK, $.01 par value per share; 100,000,000 shares authorized; 30,518,230 shares issued and outstanding	305,182
ADDITIONAL PAID-IN CAPITAL	46,179,211
ACCUMULATED DEFICIT	(63,019,272)
Total Stockholders’ Deficit	(864,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,465,419

The accompanying notes are an integral part of this consolidated financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)

	PERIOD FROM JANUARY 1, 2006 to DECEMBER 4, 2006	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31,2004

Revenue
License fees	$4,937,764	$2,568,453	$12,361,585
Content, subscription, and customer support services	6,184,723	4,867,542	2,786,937
Professional services	1,069,366	2,851,100	104,633
Total revenue	12,191,853	10,287,095	15,253,155

Costs of revenue
Software amortization	2,191,690	2,192,115	1,287,927
Content, subscription, and customer support services costs	1,339,799	1,667,581	1,478,633
Professional services costs	316,178	645,202	29,028
Shipping and other costs	219,838	161,805	36,496
Total costs of revenue	4,067,505	4,666,703	2,832,084

Operating expenses
Selling, general and administrative expense	15,434,977	19,577,780	17,550,485
Product development expense	2,390,390	2,443,864	1,995,612
Depreciation and amortization of property and equipment	1,455,112	1,756,955	670,782
Litigation settlement	1,250,000	-	-
Officer severance and bonus	6,306,536	-	-
Write-off of property and equipment	-	-	77,786
Total operating expenses	26,837,015	23,778,599	20,294,665

Operating loss	(18,712,667)	(18,158,207)	(7,873,594)

Interest income	16,515	67,588	107,261
Interest expense (including $614,411 to related parties)	(1,433,208)	(472,260)	(82,612)
Gain related to sale of assets	55,546,329	-	-
Other income	2,360	-	9,920
Income (loss) before income taxes	35,419,329	(18,562,879)	(7,839,025)
Provision for income taxes	(893,921)	-	-
Net income (loss)	34,525,408	(18,562,879)	(7,839,025)

Preferred stock dividends	-	(268,750)	(664,940)
Non-cash fair value adjustment for exchanged warrants	-	(274,800)	-
Non-cash fair value adjustment for Series A preferred stock dividend waiver	-	1,826,000	-
Non-cash fair value adjustment for change in Series A preferred stock conversion price	-	(1,064,000)	-
Non-cash accretion of preferred stock beneficial conversion feature	-	(769,252)	(215,397)
Non-cash fair value adjustment for change in exercise price of warrants	-	(43,226)	-
Net income (loss) to common shareholders	$34,525,408	$(19,156,907)	$(8,719,362)

Net income (loss) per share to common shareholders
- basic	$1.13	$(0. 64)	$(0.30)
- diluted	$0.83	$(0. 64)	$(0.30)
Weighted average common shares outstanding
- basic	30,518,230	29,976,179	29,336,894
- diluted	41,461,599	29,976,179	29,336,894

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(GOING CONCERN BASIS)

	Preferred Stock
	Series A		Series B		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2003	-	$-	-	$-	27,830,511	$278,305	$41,109,824	$(36,617,368)	$4,770,761
Issuance of comvertible preferred stock net of transcation fees	15,000	13,797,283							13,797,283
Fair value of warrants issued in conjunction with preferred stock		(2,326,184)					2,326,184		-
Fair value of beneficial conversion feature of convertible preferred stock		(984,649)					984,649		-
Accretion of beneficial conversion feature		215,397					(215,397)		-
Preferred stock dividends							(664,939)		(664,939)
Common stock issued pursuant to the exercise of stock options					350,219	3,502	332,555		336,057
Common stock issued pursuant to the exercise of warrants					165,000	1,650	214,900		216,550
Exercise of conversion right					1,500,000	15,000	(15,000)		-
Fair value of warrants issued in conjunction with bank lines of credit							45,838		45,838
Fair value of stock options with modified terms issued to a former employee							129,995		129,995
Net loss								(7,839,025)	(7,839,025)
Balances at December 31, 2004	15,000	10,701,847	-	-	29,845,730	298,457	44,248,609	(44,456,393)	10,792,520
Fair value adjustment for issuance of exchanged warrants		(274,800)					274,800		-
Fair value adjustment for Series A preferred stock dividend waiver		(1,826,000)					1,826,000		-
Fair value adjustment for change in Series A preferred stock conversion price		1,064,000					(1,064,000)		-
Fair value adjustment for change in exercise price of warrants issued in conjunction with preferred stock		(12,000)		(31,226)			43,226		-
Issuance of Series B convertible preferred stock, net of transcation fees			7,000	6,902,396					6,902,396
Fair value of warrants issued in conjunction with Series B preferred stock				(1,623,482)			1,623,482		-
Accretion of preferred stock beneficial conversion feature		769,252					(769,252)		-
Fair value of warrants issued in conjunction with bank covenants							64,321		64,321
Preferred stock dividends							(268,750)		(268,750)
Common stock issued pursuant to the exercise of stock options					112,500	1,125	34,875		36,000
Common stock issued in lieu of cash for director's fee					110,000	1,100	86,900		88,000
Common stock issued in lieu of cash for services					50,000	500	46,000		46,500
Restricted common stock issued as compensation to directors and officers					400,000	4,000	144,000		148,000
Deferred compensation to officers							(111,000)		(111,000)
Net loss								(18,562,879)	(18,562,879)
Balances at December 31, 2005	15,000	10,422,299	7,000	5,247,688	30,518,230	305,182	46,179,211	(63,019,272)	(864,892)
Redemption of preferred stock	(15,000)	(10,422,299)	(7,000)	(5,247,688)			(3,170,013)		(18,840,000)
Stock-based compensation expense					3,800,000	38,000	4,408,008		4,446,008
Deferred compensation to officers							111,000		111,000
Net income								34,525,408	34,525,408
Balance at December 4, 2006	-	$-	-	$-	34,318,230	$343,182	$47,528,206	$(28,493,864)	$19,377,524

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)

	PERIOD FROM JANUARY 1, 2006 to DECEMBER 4, 2006 YEAR	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31,2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,525,408	$(18,562,879)	$(7,839,025)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets to McAfee	(55,546,329)	-	-
Depreciation and amortization	3,646,802	3,949,070	1,958,709
Write-off of property and equipment	-	-	77,786
Provision for returns, allowances and bad debts	825	46,233	130,500
Stock-based compensation expense	4,557,008	37,000	129,995
Amortization of deferred credit for tenant incentive recorded as leasehold improvements	(95,843)	(104,554)	-
Amortization of debt issuance costs recorded as interest expense	32,812	130,192	16,052
Common stock issued in lieu of cash for director’s fee	-	46,500	-
Common stock, warrants and stock issued in lieu of cash for services	-	88,000	-
Changes in operating assets and liabilities:
Accounts receivable - trade	2,466,405	(2,000,574)	952,905
Prepaid expenses and other current assets	34,611	533,764	(1,198,994)
Other assets	-	(24,743)	(10,014)
Accounts payable and accrued expenses	506, 430	1,247,405	898,611
Accrued compensation and payroll tax obligations	328,367	(168,269)	645,225
Accrued officer severance and bonus	6,306,536	-	-
Income taxes payable	893,921	-	-
Deferred revenue	(362,107)	2,135,647	137,828

NET CASH USED IN OPERATING ACTIVITIES	(2,705,154)	(12,647,208)	(4,100,422)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(1,174,067)	(5,038,193)
Capitalized software development costs	(1,254,584)	(2,574,984)	(3,261,210)
NET CASH USED IN INVESTING ACTIVITIES	(1,254,584)	(3,749,051)	(8,299,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of assets to McAfee, net of transaction costs	57,953,240	-	-
Redemption of preferred stock	(18,840,000)	-	-
Net proceeds from issuance of preferred stock	-	6,902,396	13,797,283
Borrowings of long-term debt	-	4,500,000	3,500,000
Payments of long-term debt	(3,750,000)	(4,066,667)	(183,334)
Proceeds from note payable to an officer	3,000,000	-	-
Payment of note payable to an officer	(3,000,000)	-	-
Debt issue costs	-	(42,500)	(26,396)
Payment of preferred stock dividends	-	(456,250)	(477,439)
Advances from an officer	1,678,171	880,741	-
Payments on notes and advances from related parties	(1,753,643)	(800,016)	(16,903)
Net (payments) advances from factoring accounts receivable	(924,777)	924,777	-
Proceeds from exercise of warrants	-	-	216,550
Proceeds from exercise of stock options	-	36,000	336,057
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,362,991	7,878,481	17,145,818
Net increase (decrease) in cash and cash equivalents	30,403,253	(8,517,778)	4,745,993
Cash and cash equivalents at the beginning of the year	1,320,376	9,838,154	5,092,161
Cash and cash equivalents at the end of the period	$31,723,629	$1,320,376	$9,838,154

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(GOING CONCERN BASIS)

	PERIOD FROM JANUARY 1, 2006 to DECEMBER 4, 2006	YEAR ENDED DECEBMER 31,2005	YEAR ENDED DECEMBER 31, 2004

Supplemental cash flow information:
Interest paid	$1,308,485	$256,417	$54,989
Income taxes paid	$-	$-	$-

Non-cash investing items:
Leasehold improvements funded by landlord	$-	$-	$836,448

Non-cash financing items:
Accretion of convertible preferred stock beneficial conversion feature	$-	$769,252	$215,397

Fair value of warrants issued in connection with sale of preferred stock	$-	$1,623,482	$2,326,184

Fair value of warrants issued in conjunction with bank lines of credit recorded as deferred financing costs	$-	$64,321	$45,838

Fair value adjustment for exchanged warrants	$-	$274,800	$-

Fair value adjustment for Series A preferred stock dividend waiver	$-	$1,826,000	$-

Fair value adjustment for change in Series A preferred stock conversion price	$-	$1,064,000	$-

Fair value adjustment for change in exercise price of warrants issued in conjunction with preferred stock	$-	$43,226	$-

Preferred stock dividend accrued	$-	$-	$187,500

Beneficial conversion feature of convertible preferred stock	$-	$-	$984,649

Issuance of common stock through exercise of exchange right by officer	$-	$-	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" or the “Company”) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS”). The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. CDSS anticipates that it will make distributions to its common stockholders after payment of all transaction costs, liabilities, preferred stock and other cash payments following expiration of a 30-day indemnification period, and subject to holding back any indemnification or other required amounts. A distribution of $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.

CDSS was incorporated in Delaware in December 1996. Our principal executive offices are located at Two Lincoln Centre, Suite 1600, 5420 LBJ Freeway, Dallas, Texas 75240. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price. On January 11, 2007 the trading symbol became "CWDW" resulting from the name change.

CDSS formerly provided enterprise vulnerability management and policy compliance and enforcement software solutions that enable organizations to reduce the risk associated with computer network vulnerabilities. CDSS developed and marketed full life cycle vulnerability management software solutions under the Hercules® brand name powered by automated vulnerability remediation technology which allows enterprises to neutralize security vulnerabilities across Windows, Linux, Mac and Unix platforms. Hercules 4.1 was the latest version of the software with features that could be licensed separately including Compliance Manager, Remediation Manager, Patch Manager, AssetGuard, ConnectGuard and Enterprise Reporting. In addition, Hercules 4.1 was available in two formats, as traditional enterprise software or as software pre-installed on a hardware appliance. The Company also announced the second quarter of 2006 availability of Hercules Flashbox, an appliance for security content management that assists with the management of security content across widely distributed networks or networks disconnected from the Internet. With Citadel’s solutions, enterprises were able to realize cost and process efficiencies, proactively manage the latest threats and vulnerabilities, and demonstrate compliance with corporate mandates or government legislation. The Company's prior business was formed in 1996 as the result of the acquisition of several technology businesses operated by a business incubator from 1996 through May 17, 2002 at which time CDSS was spun out from its former parent as a standalone company. The business was operated as a standalone company from May 17, 2002 until the sale of substantially all of its assets to McAfee on December 4, 2006.

Plan of Complete Liquidation and Dissolution

At a Special Meeting of Stockholders held on December 1, 2006, the Company’s stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by the board of directors on October 13, 2006. In connection with the closing of the asset sale on December 4, 2006, the Company’s business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and CDSS no longer have any significant operating assets or contracts, and the Company’s activities are limited to:

•	filing a certificate of dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;

•	selling any of the Company’s remaining assets;

•	paying or settling the obligations owed to the Company’s remaining creditors;

•	terminating or settling any of the Company’s remaining commercial agreements, relationships or outstanding obligations;

•	resolving any outstanding litigation;

•	collecting any outstanding amounts due to CDSS;

•	establishing a contingency reserve for payment of the Company’s expenses and liabilities;

•	completing of tax filings;

•	complying with Securities and Exchange Commission reporting requirements; and

•	making distributions to stockholders.

Delaware law provides that, following the approval of the plan of liquidation and dissolution by the stockholders, the board of directors may take such actions as it deems necessary in furtherance of the dissolution of CDSS and the wind up of its operations and affairs.

Based on projections of operating expenses and liquidation costs as of December 31, 2006 the Company estimates that the amount ultimately distributed to common stockholders will be in the range of $0.52 to $0.54 per share. An initial distribution of $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007. The distribution of the remaining $0.02 to $0.04 will be made following any reduction for any valid indemnification claims by McAfee (the period for making a claim expired on January 3, 2007), additional liabilities the Company may incur, and the ultimate settlement amounts of liabilities. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although the board of directors has not established a firm timetable for the remaining liquidating distributions, the board of directors intends to, subject to contingencies inherent in winding up the business, make such distributions as promptly as practicable and periodically as the Company converts remaining assets to cash and pays remaining liabilities and obligations subject to law.

Following the 30-day indemnity period following the closing of the Sale (which expired on January 3, 2007), the satisfaction of the holdback provisions of the Asset Purchase Agreement and payment of the initial liquidating distribution (paid on January 5, 2007),the board of directors may, at any time, turn the management of the Company over to a third party to complete the liquidation of remaining assets and distribute any remaining proceeds from the Sale to stockholders pursuant to the Plan of Dissolution. This third-party management may be in the form of a liquidating trust, which, if adopted by the board of directors, would succeed to all of the Company’s assets, liabilities and obligations. The board of directors may appoint one or more of its members, one or more of our officers or a third party to act as trustee or trustees of such liquidating trust. If, however, all of our assets are not distributed within three years after the date our certificate of dissolution is filed with the State of Delaware, the Company will transfer all remaining assets to a liquidating trust if it had not already done so.

During the liquidation of the its assets, the Company may pay its officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the Plan of Dissolution. At December 31, 2006 CDSS had four employees, including our CEO and CFO, all involved in the wind down of the Company pursuant to the Plan of Dissolution.

Basis of Presentation

The accompanying consolidated financial statements of CDSS and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

The consolidated financial statements for the period January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004 were presented on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholders’ approval the Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

The preparation of consolidated financial statements using the liquidation basis of accounting requires the Company to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Management bases its assumptions, judgments and estimates on the most recent information available and various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis management evaluates its assumptions, judgments and estimates and makes changes accordingly. The Company believes that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation have the greatest potential for impact on the CDSS consolidated financial statements and considers these estimates to be critical accounting policies.

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated in approximately twelve months if all liabilities are settled including the lease obligations for the Company's office facilities. Under the liquidation basis of accounting, the Company accrued approximately $1,554,000 for the expected remaining lease obligations related to its Dallas and Virginia office space. Costs and expenses of approximately $1,100,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2006. These costs and expenses include compensation, benefits and employment taxes for four employees retained to assist with the wind down, legal, accounting and professional fees, and insurance premiums, as well as other administrative expenses anticipated to be incurred during the twelve month period of the wind down. Also, in accordance with the liquidation basis of accounting, the Company recorded an adjustment of approximately $265,000 to adjust liabilities to estimated settlement amounts. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Revenue Recognition

Prior to the Sale, the Company's customers consisted of large and small corporations, healthcare organizations, financial institutions and government and educational agencies. The Company's revenue recognition policies were designed to follow the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Revenue from license fees was generally recognized when a fixed fee order had been received and delivery to the customer had occurred. If software media and documentation were shipped FOB “Origin”, license fee revenue was recognized when shipped. If software media and documentation were shipped FOB “Destination”, license fee revenue was recognized when delivered. In addition, revenue was recognized only when the collectibility of the invoiced amounts was probable and acceptance criteria, if any, had been met.

Customer support contracts provided the customer the right to telephone support, software updates, point releases of new features and functionality; and content subscriptions provided the customer with vulnerability remediation content updates on a when and if available basis. Content and customer support contracts included access to the vulnerability remediation content database for the term of the agreement and were sold separately from the license. The related revenue was recognized ratably over the term of the support contract. Professional services revenue was recognized as the services were performed assuming all other revenue recognition criteria were met. In arrangements that included multiple elements, including perpetual software licenses and maintenance and/or services, revenue was allocated to the various elements based on vendor specific objective evidence (“VSOE”) and recognized based on management's estimate of the fair value of each component as described in SOP 97-2, SOP 98-9 and SAB 104.

Customers could obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products were not licensed through retail distribution channels. A customer could return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software did not perform in accordance with written specifications. Accordingly, the Company recorded a provision for returns against license revenue in the same period the revenue was recorded. The provision was subject to estimation by management and had been based on historical product returns, average invoice size, revenue volume and other known data as well as market and economic conditions. An allowance for returns, allowances and bad debts of $209,000 was estimated and recorded at December 31, 2005. As a result of the Sale, the Company will no longer generate receivable balances from sales revenue. At December 31, 2006, the Company had no receivables.

Citadel utilized a sell-through business model for distributors and resellers under which revenue was recognized on products sold through distributors and resellers at the time the distributors and resellers license the products to the end-user. When distributor and reseller agreements provided for a contractual right of return, future price concessions, or minimum purchase commitments, Citadel recorded an estimated allowance for returns and allowances based on historical returns and other facts and circumstances known at the time the estimate was made. When payment was contingent upon the distributor's future licensing of products, Citadel recognized revenue upon sell-through by the reseller or distributor. Revenue generated from products licensed through various marketing channels where the right of return might expressly or implicitly exist was reduced by reserves for estimated product returns. Such reserves were estimates developed by management based on returns history and current economic and market trends. Management determined that no reserve for returns from distributors and resellers was required at December 31, 2005.

Under the Company’s sell-through business model, and as a convenience to government customers, the Company’s products could be licensed through government contractors, including system integrators. These government contractors held the preferred purchasing and contracting vehicles for the various government agencies to purchase information technology products and services including the Company’s products and services. The Company typically entered into a subcontract with these prime contractors to sell through to the government agency. The Company’s contracts with these government contractors generally did not contain an express right of return; however, these government contractors may order products in advance of receiving the order from the government agency. When the government contractor has not delivered the product to the end user customer, the Company deferred revenue recognition until the government contractor had received confirmation of delivery to the end user agency or the Company had received payment for the product and any contingencies had lapsed.

The Company also offered its products to customers under subscription licenses with one-year to three-year terms. The customer could renew the subscription at the end of the subscription term or convert the subscription into a perpetual use license at any time for an additional fee. Under a subscription license the customer received the right to use the product, to post sale customer support and to content (i.e., the vulnerability remedy updates) for the term of the subscription and for as long as the customer met its payment obligation. The subscription fee payment was generally due in equal payments at the beginning of the subscription term or on a monthly basis and then on each anniversary date thereafter. Revenue from subscriptions was recognized ratably over the term of the subscription. If a customer failed to adhere to the payment terms of the subscription, the revenue recognized was limited to the ratable recognition of the amount of payments actually received. For the period from January 1, 2006 to December 4, 2006, the Company had approximately $242,000 of contracts under subscription of which the Company recognized approximately $190,000 of subscription revenue. For year ended December 31, 2005, the Company had approximately $109,000 of contracts under subscription of which the Company recognized approximately $44,000 of subscription revenue.

In June 2005 Citadel announced the availability of the Company’s Hercules product under a usage based pricing model which provides the end-user customer a method to pay for the use of the product on a transaction-by-transaction basis. Assuming all other requirements for revenue recognition had been met, the revenue from the transaction fees are accounted for based upon the transaction fees earned during a reporting period. No transaction fee revenue was recorded as of December 31, 2006.

Software Development Costs

Prior to the Sale, the Company followed the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” regarding the accounting for the costs of developing its products. Purchased software (i.e., software acquired from a third party) was recorded at the lower of acquisition cost or net realizable value. The Company developed software for licensing to its customers and capitalized software development costs when technological feasibility has been established. Technological feasibility generally occurred at the time a detailed design and analysis plan was completed and programming of the software code began. Software development costs that qualified for capitalization included the salaries and benefits of the software engineers assigned to the projects, internal and external quality assurance testing costs, overhead allocations primarily associated with facilities costs, the costs of outsourced development activities and costs of independent product testing and certification labs. Software development costs that did not qualify for capitalization were expensed and classified as product development expense in the statements of operations as incurred. Product development expense and the capitalization rate fluctuated from period to period depending upon the number and status of software development projects that were in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs were amortized using the greater of the revenue method or the straight-line method with useful lives ranging from one to five years. Amortization of capitalized software development cost was classified in costs of revenue on the statements of operations. The Company’s products operated on or with other third party operating systems and software. When determining the useful life of a product, the Company considered factors such as the current state of the technology, operating systems upon which the Company’s products operated, competitive products and the potential use of its products by the end user. The Company made an assessment of the useful lives of its products at each quarterly balance sheet date.

The Company evaluated the estimated net realizable value of each software product at each quarterly balance sheet date. The Company’s estimate was based on historical and forecasted net revenue for each product. Net revenue was the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. If the net book value exceeded the estimate of net realizable value, the Company would have recorded a write-down to net realizable value on each product affected. The Company determined that no write-down of capitalized software development costs was required at December 31, 2005 or through the period January 1, 2006 to December 4, 2006. Citadel’s SecurePC and NetOFF products were no longer actively marketed beginning in January 2006 and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there was no write-off required for any capitalized software development costs or purchased software associated with these products.

A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

	Period from January 1, 2006 to December 4, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Product development expense, net of capitalized software development costs	$2,390,390	$2,443,864	$1,995,612
Software development costs capitalized	$1,254,584	$2,574,984	$3,261,210
Software amortization expense	$2,191,690	$2,192,115	$1,287,927

Net Loss per Common Share

Prior to the Sale, the Company reported net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants.

	Period from January 1, 2006 to December 4, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Basic income (loss) per share to common shareholder:
Net income (loss) to common shareholders	$34,525,408	$(19,156,907)	$(8,719,362)
Weighted average number of common shares outstanding during the period	30,518,230	29,976,179	29,336,894
Basic net income (loss) per share to common shareholders	$1.13	$(0.64)	$(0.30)

Diluted income (loss) per share to common shareholder:
Net income (loss) to common shareholders	$34,525,408	$(19,156,907)	$(8,719,362)
Weighted average number of common shares outstanding during the period	30,518,230	29,976,179	29,336,894
Shares issuable from assumed exercise of options	1,427,240
Shares issuable from assumed conversion of preferred stock	9,516,129	-	-
Total shares for purposes of calculating diluted net income (loss) per share	41,461,599	29,976,179	29,336,894
Diluted net income (loss) per share to common shareholders	$0.83	$(0.64)	$(0.30)

For the period from January 1, 2006 to December 4, 2006 the weighted average shares outstanding were 30,518,230 and the diluted weighted average shares outstanding were 41,461,599. The dilutive effect of stock options for 4,623,250 shares of common stock has been included in the computation of diluted income per share to common shareholders for this period. In addition, the effect of the "as if" conversion of the preferred stock into 9,516,129 shares of common stock has been included in the diluted income per share computation. The effect of Citadel stock options for 3,097,000 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at December 4, 2006 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at December 4, 2006 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive.

For the years ended December 31, 2005 and 2004, basic and diluted net loss per common share are identical because the number of shares assumed in the conversion of the preferred stock, and the exercise of common stock options and warrants outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

The effect of Citadel stock options for 8,843,250 shares of Citadel common stock and 4,336,641 Citadel warrants outstanding at December 31, 2005 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at December 31, 2005 into 9,516,129 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. The weighted average number of outstanding common shares was 29,976,179 for the year ended December 31, 2005.

The effect of Citadel stock options for 7,993,000 shares of Citadel common stock and 1,434,881 Citadel warrants outstanding at December 31, 2004 have been excluded from the weighted average shares computation as they are antidilutive. In addition, the effect of the “as if” conversion of the preferred stock outstanding at December 31, 2004 into 3,000,000 shares of common stock has been excluded from the computation of net loss per share to common shareholders as the effect is antidilutive. For the year ended December 31, 2004, the weighted average number of outstanding common shares was 29,336,894.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Prior to the Sale, trade accounts receivable were stated at the amount the Company expected to collect. The Company maintained allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considered the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintained an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments were charged to the allowance when incurred. The Company provided for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance.

At December 31, 2005 trade receivables included amounts factored to Allied Capital Partners, L.P. (“Allied”) in the amount of $1,177,916. A factoring line of credit balance was also owed to Allied in the amount of $924,777 and was secured by these receivables. During the period from January 1, 2006 to December 4, 2006, pursuant to the terms of the Allied agreements, Citadel received $5,099,225 of cash as a result of factoring $6,253,962 of trade accounts receivable with Allied. The remaining balance of $1,154,736 was held in reserve by Allied until the customer accounts receivable were collected. The Company had the right, and was obligated, to repurchase transferred receivables under the Allied agreements and, therefore, the transaction did not qualify as a sale under the terms of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Total repayments of advances of $6,024,002 were made in the period from January 1, 2006 to December 4, 2006.

Impairment of Long-Lived Assets

Prior to the Sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicated an asset might be impaired, the Company would have estimated the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment, if any, would have been measured by the amount by which the asset exceeds its fair value typically represented by quoted marked values or, when and if available, the future discounted cash flow associated with the asset.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Advertising Expense

Prior to the Sale, the Company expensed costs associated with advertising as they are incurred and included these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the period from January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005, and 2004 was approximately $763,000, $1,573,000 and $1,183,000, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”), and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. CDSS’s consolidated financial statements as of and for the period from January 1, 2006 to December 4, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

The adoption of SFAS No. 123R required the Company to record substantial non-cash stock compensation expenses. While the adoption of SFAS No. 123R did not have a significant effect on the Company's financial condition or cash flows, it did have a significant effect on the Company's results of operations.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during years ended December 31, 2005 and 2004, the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

	2005	2004
Net loss to common shareholders as reported	$(19,156,907)	$(8,719,362)
Add: Stock-based employee compensation expense included in reported net loss	37,000	129,995
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,838,922)	(1,916,398)
Pro forma net loss to common shareholders	$(20,958,829)	$(10,505,765)
Net loss per share to common shareholders:
As reported - basic and diluted	$(0.64)	$(0.30)
Pro forma - basic and diluted	$(0.70)	$(0.36)

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

Recent Accounting Pronouncements

On July 13, 2006 the FASB issued the Financial Interpretation No. 48, Accounting for uncertainty in income taxes ("FIN48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The statement clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, and establishes a fair value hierarchy that prioritizes the information used to develop the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective as of January 1, 2007, and while expected to require additional disclosures, is not expected to have a material impact on the results of operations or financial condition.

NOTE B - SALE TO MCAFEE

On December 4, 2006, CDSS closed the sale of substantially all of its assets to McAfee, pursuant to the Asset Purchase Agreement. The Asset Purchase Agreement provided for the acquisition of substantially all of the assets and the assumption of the certain liabilities of CDSS by McAfee. The cash consideration received by CDSS for the asset purchase was $60,020,579 in immediately available funds, before transaction costs of approximately $2,067,000. The gain on the sale was as follows:

Proceeds from Sale	$60,020,579

Cash transaction costs
Investment banking fees	782,334
Professional fees	1,285,005
Net proceeds	57,953,240

Assets sold or written off
Accounts receivable	102,860
Property and equipment, net	3,671,116
Capitalized software development costs, net	3,494,215
Other	647,935

Liabilities assumed or derecognized
Deferred revenue	(4,716,562)
Other	(792,653)
Gain on sale	$55,546,329

Following the closing, the Company redeemed all of its shares of preferred stock outstanding for $18,840,000 and repaid notes payable, advances and accrued interest of approximately $8,172,000, including approximately $4,044,000 of payments to the Company's CEO. The Company is required under the Asset Purchase Agreement to pay or otherwise settle its outstanding liabilities of approximately $12,648,000 at December 4, 2007, including officer severance, non-competition and bonus payments of approximately $6,306,000, accrued employee compensation liabilities of approximately $1,500,000, the payment of approximately $256,000 to employees holding in-the-money stock options, income taxes payable of approximately $894,000, lease obligations of approximately $1,555,000 and estimated wind down expense of $1,100,000. Following the settlement of its liabilities the Company estimates that a distribution dividend may be made to shareholders of $0.52 to $0.54 per share. A distribution dividend of $0.50 per share was paid to shareholders on January 5, 2007. The remaining $0.02 to $0.04 per share is expected to be distributed following the settlement of any remaining liabilities, primarily wind down costs and settlement of the Company's office lease obligations. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

NOTE C - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents. At December 31, 2006, the Company had approximately $27.9 million in cash and cash equivalents at financial institutions which were in excess of the FDIC insured limits. The Company invests excess cash through banks, primarily in highly liquid money market accounts.

With respect to accounts receivable prior to the Sale, the Company performed credit evaluations of its customers’ financial condition and did not require collateral. Allowances for credit losses were maintained at levels considered adequate by management. At December 31, 2005, approximately 91% of the Company’s gross accounts receivable was due from BAE Systems, Inc., a U.S. government systems integrator.

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at consisted of:

	December 31,
	2006	2005
Prepaid commissions	$-	$380,147
Prepaid marketing and advertising expenses	-	336,131
Prepaid insurance premiums	94,035	148,772
Prepaid office rent	76,872	-
Prepaid software and hardware maintenance contracts	-	65,296
Other	17,424	2,245
	$188,331	$932,591

NOTE E - PROPERTY AND EQUIPMENT

All of the Company’s property and equipment was acquired by McAfee as a result of the Sale. Prior to the Sale, the Company’s property and equipment was stated at cost and depreciation was computed using the straight-line method over the estimated useful lives ranging from one to eight years. Amortization of leasehold improvements was computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. At December 31, 2005, property and equipment consisted of:

	Useful life (in years)	2005
Furniture	1 - 8	$1,088,112
Office equipment	1 - 5	393,281
Computer equipment and internal use software	1 - 5	3,678,648
Leasehold improvements	2 - 8	2,449,585
		7,609,626
Less accumulated depreciation and amortization		(2,483,398)
Net property and equipment		$5,126,228

In May 2004 the Company signed an 8 year lease for approximately 33,500 square feet of office space in Dallas, Texas. The Company moved into the new office space in November 2004 and at that time abandoned certain furniture, equipment and leasehold improvements in place at the prior office resulting in a write-off during the year ended December 31, 2004 of property and equipment of $77,786. The write-off consisted of following assets:

Furniture	$240,232
Office equipment	87,101
Computer equipment and internal use software	761,804
Leasehold improvements	143,494
1,232,631
Less accumulated depreciation and amortization	(1,154,845)
Net property and equipment	$77,786

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2006	2005
Accounts payable, trade	$299,429	$2,475,077
Accrued rent	-	717,730
Accrued property, sales and franchise taxes	48,964	171,739
Accrued interest payable	-	103,750
Other accrued expenses	75,727	253,255
	$424,120	$3,721,551

NOTE G - ACCRUED COMPENSATION AND PAYROLL TAX OBLIGATIONS

Accrued compensation and payroll tax obligations consisted of:

December 31,2005
Accrued commissions and incentive compensation	$724,579
Accrued vacation pay	301,777
Payroll tax obligations	219,045
$1,245,401

NOTE H - ESTIMATED LEASE SETTLEMENT COSTS

At December 31, 2006, estimated costs to settle lease agreements was approximately $1,554,000 representing estimated lease payments for the expected wind down period, estimated new tenant lease concessions and real estate commissions for the Company's office lease obligations at December 31, 2006. These estimates are based on assumptions regarding the Company’s ability to settle the lease obligation on terms acceptable to the Company. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during lease negotiations may increase, reducing net assets available in liquidation.

NOTE I - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets consisted of:

	December 31,
Deferred tax assets (liabilities):	2006	2005
Net operating loss carryforwards	$85,000	$11,306,000
Accounts receivable allowance	-	71,000
Accrued expenses	549,000	601,000
Long-term deferred revenue	-	135,000
Stock compensation expense	19,000	(38,000)
Accrued liquidation costs	385,000	-
Prepaid expenses	-	(129,000)
Capitalized software development costs	-	(1,507,000)
Property and equipment	-	(581,000)
Total deferred tax assets	1,038,000	9,858,000
Valuation allowance	(1,038,000)	(9,858,000)
Total deferred tax assets, net	$-	$-

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate of 35% to income (loss) before provision for income taxes is explained below:

	Years Ended December 31,
	2006	2005	2004
Benefit computed at federal statutory rate	11,808,000	$(6,311,000)	$(2,665,000)
Increase (decrease) in valuation allowance	(8,820,000)	6,369,000	2,457,000
Alternative minimum tax on asset sale	894,000	-	-
Net operating loss carryforward	(4,326,000)	-	-
Share based compensation	1,684,000	-	-
Tax rate differential	(290,000)	-	-
Permanent differences	45,000	215,000	208,000
Other	(101,000)	(273,000)	-
	$894,000	$-	$-

For federal income tax purposes, at December 31, 2006 the Company had a net operating loss carryforward of approximately $200,000. In 2002, the Company was spun out of its former parent in a pro rata stock dividend distribution to shareholders of the former parent. At that time, there was uncertainty of the availability approximately $12 million of net operating loss carryforwards related to the Company's business but incurred by the former parent. As a result, the Company elected not to consider these net operating losses in its tax computations until such time that the tax position could be clarified. In 2006, the Company clarified its tax position regarding these net operating loss carryforwards and determined that the $12 million could be utilized to offset future earnings of the Company and has adjusted the tax computation to reflect the availability of these net operating losses. At December 31, 2005 $33 million of estimated net operating losses were available to the Company. During 2006 approximately $45 million of net operating losses were utilized to offset taxes on 2006 pre-tax income and a liability for alternative minimum tax of approximately $894,000 was provided. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2024. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE J - LONG-TERM DEBT

On April 15, 2004 the Company completed a Loan and Security Agreement (the “Original Agreement”) with Comerica Bank (“Comerica”), securing credit lines aggregating $3,500,000. Of this amount, $750,000 was a revolving line of credit which if used would be secured by accounts receivable defined in the Original Agreement and bear interest at 1.5% above Comerica’s prime lending rate. The remaining $2,750,000 credit line was available in two tranches to fund capital equipment expenditures through December 31, 2004. These loans would be secured by the capital equipment acquired with the proceeds of the borrowings and bear interest at 1.75% above Comerica’s prime lending rate. Through December 30, 2004 the Company used the full amount of the $2,750,000 credit line to fund capital expenditures during 2004. The revolving line of credit remained unused as of December 30, 2004 and on that date Citadel and Comerica entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which Comerica and Citadel agreed to amend the Original Agreement to convert $750,000 of available indebtedness under the Original Agreement from revolving indebtedness to equipment financing. Comerica advanced this $750,000 to Citadel on December 31, 2004. During 2004, the Company made payments against the borrowings of $183,334.

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

In 2004, Comerica received warrants to purchase 9,881 shares of common stock at an exercise price of $5.06 per share at a Black-Scholes fair value of approximately $45,838. In 2005, Comerica received warrants for 18,050 of common stock at an exercise price of $1.79 per share at a Black-Scholes fair value of approximately $31,317 and warrants for 45,000 shares of common stock at an exercise price of $1.56 per share at a Black-Scholes fair value of approximately $33,005. The fair value of the warrants was recorded as debt issue costs and an increase to additional paid in capital. Debt issue costs are amortized to interest expense at the greater of the interest method or straight-line over the remaining term of the debt. For the years ended December 31, 2005 and 2004, debt issue cost amortization included in interest expense was $130,192 and $16,052, respectively.

On October 10, 2005 Citadel and Lawrence Lacerte ("Lacerte") entered into a Loan and Security Agreement and Intellectual Property Security Agreement (the “Agreements”). Under the Agreements, Lacerte agreed to advance $3.75 million to Citadel with a maturity date of October 10, 2007 and an interest rate of 12%. The proceeds of the loan were used to retire principal amounts due to Comerica on October 10, 2005 of approximately $2.9 million and for general working capital purposes. As a result of the retirement of the Comerica notes payable, the loan and security agreement, as amended, between Citadel and Comerica, including debt covenants, was terminated. The terms of the Agreements require quarterly interest payments and payment of the principal balance at maturity. The loan is secured by a security interest in the Company’s assets except trade accounts receivable. Citadel has agreed to pay a five percent (5%) premium to Lacerte upon early repayment of the loans or upon a deemed change in control, and paid a one percent (1%) loan origination fee. For the period from January 1, 2006 to December 4, 2006 debt issue cost amortization related to the note payable to Lacerte included in interest expense was $32,812. The obligations under the Agreements may be accelerated in the event of a default under the Agreements, including a failure to pay amounts when due or a breach of the Agreements by Citadel. Satellite, holder of the Series A and Series B convertible preferred stock, agreed to permit Citadel to issue the senior security to Lacerte in consideration for a reduction in the exercise price of their warrants to purchase approximately 4.0 million shares of the Company’s common stock issued in conjunction with the Series A and Series B convertible preferred stock from $1.75 per share to $1.56 per share, as discussed in NOTE M - REDEEMABLE PREFERRED STOCK. On December 4, 2006, as a result of the Sale, the note payable to Lacerte was settled for $4,018,750 consisting of $3,750,000 principle, $81,250 accrued interest and $187,500 early repayment premium recorded as interest expense. The December 31, 2005 balance of the note payable to Lacerte was $3,750,000 and was classified as long-term debt on the balance sheet.

NOTE K - OTHER NON-CURRENT LIABILITIES

In accordance with FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases”, tenant improvement allowances are recognized as deferred rent credits and amortized over the lease term as a reduction of rent expense on the consolidated statements of income and as a component of operating activities on the consolidated statement of cash flows. During the year ended December 31, 2004, the Company entered into a lease agreement with an eight year term for new office space in Dallas, Texas. The lease agreement included a lease incentive for tenant improvements of $836,448 which was recorded as leasehold improvements and deferred rent liability. At December 4, 2006, $104,556 representing current deferred rent and $505,356 representing a non-current liability for deferred rent were offset against the gain on the sale of assets to McAffe. At December 31, 2005, $104,556 was recorded as current deferred rent and $609,912 has been recorded as a non-current liability. The current and non-current deferred rent liabilities were being amortized as an offset to rent expense over the lease term.

NOTE L - COMMON STOCK

Common Stock Issued in 2004

In February 2004, the Company’s CEO exercised an exchange right and the Company issued 1,500,000 shares of common stock to the CEO. The exchange right was issued to the CEO in June 2001 in connection with the CEO funding and granting a guarantee of participation by CT Holdings, the Company's former parent, in a bank bridge loan of an affiliate of CT Holdings. The exchange right permitted the CEO to exchange up to 5,000,000 (pre 1:1000 reverse split) shares of the affiliate into up to 6,000,000 shares of CT Holdings common stock including the right to any dividends. This right resulted in a commitment by CDSS upon exercise of the exchange right to issue up to 1,500,000 shares of CDSS common stock. The exercise of this exchange right was conditional upon compliance with first refusal and co-sale rights by the affiliated company and its majority shareholder. The Company has accounted for this issuance as an increase of $15,000 to the par value of common stock and recording an offsetting reduction to additional paid capital.

Also during 2004, the Company issued 350,219 and 165,000 shares of common stock pursuant to the exercise of stock options and warrants for total proceeds of $336,057 and $216,550, respectively. See NOTE N - STOCK OPTIONS AND WARRANTS for additional details.

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

On December 21, 2005, the Company granted 50,000 shares of restricted stock to each of six executives and 25,000 shares of restricted stock to each of the Company’s four outside directors. The shares of restricted stock issued to the executives vest in one year or upon a deemed change in control if the executive remains employed with the Company (unless terminated without cause), and the shares of restricted stock issued to the directors are immediately vested. The fair value of the restricted stock was based on the closing market value of Citadel’s stock on the grant date. The $37,000 fair value of the directors’ 100,000 shares of restricted stock was recorded as general and administrative expense in 2005. The $111,000 fair value of the executives’ 300,000 shares of restricted stock was recorded as a decrease to additional paid in capital and was amortized to compensation expense over the one year vesting period.

On December 21, 2005, the Company issued 50,000 shares of restricted stock to each of six executives and 25,000 shares of restricted stock to each of the Company’s four outside directors. The shares of restricted stock issued to the executives vest in one year or upon a deemed change in control if the executive remains employed with the Company (unless terminated without cause), and the shares of restricted stock issued to the directors are immediately vested. The fair value of the restricted stock was based on the closing market value of the Company’s stock on the grant date. The $37,000 fair value of the directors’ 100,000 shares of restricted stock was recorded as general and administrative expense in 2005. The $111,000 fair value of the executives’ 300,000 shares of restricted stock was recorded as a decrease to additional paid in capital and was amortized to compensation expense over the one year vesting period. At December 31, 2006 all 300,000 shares of restricted stock issued to the executives had vested.

Common Stock Issued in 2006

During the year ended December 31, 2006 the Company issued 450,000 unregistered shares as a result of exercise of options by the CEO and CFO. Pursuant to the terms of the Sale to McAfee and the resulting deemed change of control, the Company amended its employment agreements with Mr. Solomon, the CEO, to provide that, if the Sale was completed, and in consideration of his non-competition agreement with McAfee, Mr. Solomon would agree to forgive CDSS’s obligation to pay him a bonus and cancel his stock option agreements and, in exchange, the Company would issue him 3,650,000 shares of common stock of which 400,000 shares have not been registered. The Company also amended its agreement with Mr. Connelly, the CFO, to provide that, if the Sale was completed, Mr. Connelly would agree to forgive CDSS’s obligation to pay him a bonus and cancel a stock option agreement for 50,000 shares of common stock and, in exchange, the Company would issue him 50,000 unregistered shares of common stock. The Company agreed with Mr. Joe Allbaugh, a director that upon a deemed change of control the Company would pay Mr. Allbaugh a bonus equal to the aggregate exercise price of 100,000 of the options granted to him. In October 2006, the Company amended its agreement with Mr. Allbaugh to provide that, upon completion of the asset sale, Mr. Allbaugh would agree to forgive the Company's obligation to pay him the bonus and cancel his stock options and, in exchange, the Company would issue him 100,000 shares of common stock. As a result of these amendments, Messrs. Solomon, Connelly and Allbaugh will receive distributions on their shares, on the same basis as other common stockholders. The Company issued these shares to Messrs. Solomon, Connelly and Allbaugh on December 18, 2006. Approximately $2,052,000 was recorded as stock compensation expense related to these modifications.

NOTE M - REDEEMABLE PREFERRED STOCK

Pursuant to the Preferred Holder Agreement dated October 2, 2006 between CDSS, Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., the Company redeemed its outstanding shares of Series A and Series B Convertible Preferred Stock for $18.84 million on December 15, 2006. The Preferred Holder Agreement also requires an additional payment of up to $4.71 million to the extent distributions to CDSS's common stockholders exceed $19.75 million or $0.57 per share. The Company has estimated that the distribution to shareholders is expected to be in a range of $0.51 to $0.54 per share and therefore the Company does not expect to exceed $19.75 million or $0.57 per share. A summary of the issuances and the terms and conditions of the Series A and Series B Convertible Preferred Stock follows:

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

On May 9, 2005, in connection with the issuance of the Series B preferred stock (discussed below), CDSS and Satellite entered into an Exchange Agreement where CDSS agreed to exchange the Series A Warrants for Exchange Warrants to purchase up to 1.2 million shares of Common Stock at an initial exercise price of $1.75, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Warrants. On May 9, 2005, 1 million shares of the Exchange Warrants became immediately exercisable. The remaining 200,000 became exercisable upon shareholder approval in July 2005. The Warrants issued are exercisable (in whole or in part) at any time on or before the expiration of their 10-year terms. The fair value of the Series A Warrants on May 9, 2005 was estimated and compared to the estimated fair value of the Exchange Warrants and the excess in the fair value of the Exchange Warrants over the Series A Warrants resulted in a net increase to additional paid in capital and a net increase to the net loss to common shareholders of $274,800.

In October 2005, Satellite agreed to permit CDSS to issue a senior security in consideration for a reduction in the exercise price of their 1,200,000 Exchange Warrants from $1.75 per share to $1.56 per share. The fair value of the Exchange Warrants immediately prior to the conversion price change was estimated and compared to the fair value of the Exchange Warrants immediately following the conversion price change, resulting in an increase to additional paid in capital and an decrease to the net loss to common shareholders of $12,000.

The Series A Shares had a maturity of four years and were convertible into common stock of CDSS at a conversion price of $5.00 per share, a premium over the closing price on the commitment date of the transaction. The conversion and exercise prices were subject to adjustment in certain events, and the investor had the right to require the Company to redeem the securities in cash at 101% of the liquidation preference of the Series A Shares in the event that (i) CDSS failed to issue shares of common stock and deliver certificates representing such shares to the holder as and when required upon conversion of the Series A Shares or upon conversion of the Series A/Exchange Warrants (and such failure continues for ten business days), (ii) CDSS failed to file the registration statement as required by the terms of the transaction documents, or (iii) a change in control occurred.

The Series A Shares had a liquidation preference in an amount equal to their stated value of $1,000 per share plus accrued and unpaid dividends. Holders of the Series A Shares had liquidation preference rights over common stockholders. The Company also had the right to automatically convert the Series A Shares into common stock upon achieving certain milestones. Upon maturity, the Company would pay the holders of Series A Shares cash equal to the aggregate liquidation preference of the Series A Shares, or, if certain conditions are met, including the listing of the Company’s common stock on the New York Stock Exchange, NASDAQ National Market, or NASDAQ Capital Market, the Company would pay the holders in shares of common stock. Holders of the Series A Shares had no voting rights with respect to the business, management or affairs of the Company; provided that the Company provided each holder with prior notification of each meeting of stockholders.

Prior to the July 2005 shareholders meeting, dividends on the Series A Shares were payable quarterly in cash at a 5% annual rate or 6% if paid in shares of common stock at the Company’s option and if certain milestones were met. The Company paid $477,439 of preferred stock dividends during 2004 and had accrued dividends payable $187,500 at December 31, 2004. The Company paid $456,250 of preferred stock dividends in 2005. In July 2005, the holder of the Series A Shares agreed to waive the dividend requirements of the Series A Shares upon shareholder approval obtained at the shareholders meeting. The estimated fair value of the benefit related to the waiver of dividends of $1,826,000 resulted in an increase to additional paid in capital and a decrease to the net loss to common shareholders.

Also in July 2005, the Company obtained shareholder approval for the possible issuance of common stock in excess of 19.99% of the number of shares of common stock outstanding on the closing date (as a result of possible adjustment to the conversion price), as required under the applicable listing requirements of the NASDAQ Capital Market, to increase its authorized number of shares common stock to 100,000,000, and to amend the Certificate of Designations of its Series A Shares to reduce the conversion price from $5 to $3. The fair value of the Series A Shares immediately prior to the conversion price change was estimated and compared to the fair value of the Series A Shares immediately following the approval of the conversion price change, resulting in a decrease to additional paid in capital and an increase to the net loss to common shareholders of $1,064,000.

Series B Convertible Preferred Stock (“Series B Shares”)

On May 9, 2005, the Company entered into agreements with Satellite related to a private placement for up to $11 million, consisting of up to 11,000 shares of Series B Shares, convertible into approximately 7.1 million shares of common stock at the initial conversion price of $1.55, and Series B Warrants to purchase approximately 2.8 million shares of the Company’s common stock at an initial exercise price of $1.75 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price of the Series B Warrants, in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended.

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

The Company had a put option to sell up to an additional $4 million of Series B Shares (convertible into approximately 2.6 million common shares) and Series B Warrants to purchase approximately 1 million shares of common stock at an exercise price of $1.75 per share, upon satisfaction of certain milestones, including shareholder approval, which was obtained at the annual meeting in July 2005, effectiveness of the registration statement covering the resale of the securities issued in the first tranche and a minimum bid price. The registration statement became effective in September 2005, however, the minimum bid requirement was not met and the put option expired. Pursuant to the requirements of the put option, the Company issued approximately 1 million additional Series B Warrants to the investor in August 2005. The fair value of these additional Series B Warrants was estimated at approximately $419,000 and is recorded as a credit to additional paid in capital. The Series B Warrants are exercisable (in whole or in part) at any time on or before the expiration of their 10-year terms.

In October 2005, Satellite agreed to permit CDSS to issue a senior security in consideration for a reduction in the exercise price of their 2,838,710 Series B Warrants from $1.75 per share to $1.56 per share. The fair value of the Series B Warrants immediately prior to the conversion price change was estimated and compared to the fair value of the Series B Warrants immediately following the conversion price change, resulting in an increase to additional paid in capital and a decrease to the net loss to common shareholders of $31,226.

The Series B Shares had a maturity of four years and were convertible into common stock of CDSS, initially at a conversion price of $1.55 per share. The conversion and exercise prices were subject to adjustment in certain events, and the investor had the right to require the Company to redeem the securities in cash at 101% of the liquidation preference of the Series B Shares in the event that (i) any representation or warranty of the company made in the transaction documents failed to be true and correct in all material respects, (ii) the Company failed to perform in all material respects its covenants and agreements in the transaction documents, or (iii) a liquidation event occurred. If a change in control occurred, a holder could require the Company to repurchase such holder’s Series B Shares in cash at 120% of the liquidation preference.

The Series B Shares had a liquidation preference in an amount equal to their stated value of $1,000 per share and were pari passu securities with the Series A Shares. The Series B Shares did accrue dividends (unless CDSS declared dividends on its common stock). The Company had the right to automatically convert the Series B Shares into common stock upon achieving certain milestones. Upon maturity, the Company would pay the holders of Series B Shares cash equal to the aggregate liquidation preference of the Series B Shares, or, if certain conditions were met, including the listing of the Company’s common stock on the New York Stock Exchange, NASDAQ National Market, or NASDAQ Capital Market, the Company would pay the holders in shares of common stock. The Series B Shares were generally non-voting securities, except for certain protective provisions where the holders of Series B Shares were entitled to vote as a separate class.

NOTE N - STOCK OPTIONS AND WARRANTS

Adoption of SFAS No. 123R

CDSS adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the period from January 1, 2006 to December 4, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. As a result of the Sale and the resulting stock option transactions, stock-based compensation for the period from January 1, 2006 to December 4, 2006 has been adjusted for actual forfeitures.

Stock-based Compensation Plans

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of CDSS. The Plan authorizes the board of directors or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. Since the inception of the plan CDSS has granted 4,435,000 awards under the Plan through December 4, 2006, the date of the Sale. Options cancelled since the inception of the Plan due to employee terminations amounted to 3,418,276 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 437,224 options since the inception of the Plan through December 4, 2006. Due to the Sale, 1,719,000 outstanding options were exercisable on December 4, 2006; 579,500 stock options became eligible for the cash out program discussed below, and 1,139,500 were cancelled. No options were outstanding or exercisable at December 31, 2006 under the plan. The options granted had a term of 10 years and generally vested over periods of up to three years. The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003.

In addition, the Company granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options have been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less and generally vest over periods of from one to three years. At December 4, 2006 there were 2,751,250 options outstanding that had been awarded outside of the Plan of which 2,323,714 were exercisable and 427,536 were unvested and not subject to acceleration. As a result of the Sale, 3,700,000 were exercised, 1,282,500 cancelled by their terms, 793,750 were eligible for the cash-out program. At December 31, 2006, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share.

Acceleration of Vesting due to Deemed Change of Control and Cash-Out Program

The Plan provides that all stock options outstanding under the stock option plan will fully vest in connection with the closing of the Sale. As permitted by the Plan, we accelerated the vesting of 941,453 unvested options effective 15 days before the scheduled closing of the Sale. The Plan also provides that, in the discretion of the board of directors, any holder of stock options outstanding at the closing of a deemed change of control may receive a payment equal to the difference between the price received by stockholders in the deemed change of control and the exercise price of such holder's stock option “Cash-out Program”). The Company implemented the Cash-out Program in connection with the closing of the Sale and the subsequent distributions to stockholders. As a result, holders of options that remain unexercised on the record date of the initial anticipated liquidating distribution received from the Company, at the same time liquidating distributions are made to holders of the Company’s common stock, cash payments equal to the product of the total number of shares that were subject to such option immediately prior to the closing of the Sale, and the amount per share then being distributed in respect of the Company’s common stock. However, these cash payments were paid only to the extent, if any, per share liquidating distributions in respect of the Company’s common stock exceed the per share exercise price of such option.

Employees, officers, directors and consultants also held stock options granted outside the Plan ("Outside-the-Plan"). Seven individuals held one or more Outside-the-Plan options with exercise prices below $0.54 per share. All of such "in-the-money" options were fully vested. CDSS entered into agreements with the holders of these options to provide for a cash-out component similar to the options issued under the Plan.

On December 4, 2006, an aggregate of 8,270,250 stock options were fully vested, of which 941,453 became fully vested as a result of the deemed change of control. Total stock compensation expense for the period January 1, 2006 to December 4, 2006 was $4,557,008 of which $914,160 was attributable to the vesting acceleration and $111,000 was associated with the vesting of shares of restricted stock. Of the fully vested stock options at December 4, 2006, an aggregate of 1,373,250 stock options were eligible to receive a payment of under the cash-out program. The remaining 6,897,000 stock options expired by the terms of the stock option agreements and the 2002 stock incentive plan where applicable. At December 31, 2006 a Cash-out Program liability of $255,510 was accrued, assuming that the maximum per share distribution of $0.54 per share would be available for distribution to shareholders. On January 5, 2007 an aggregate payment of $200,610 was made to holders of stock options eligible under the Cash-out Program. The aggregate payment represented the difference between the $0.50 per share distribution to shareholders and each option holder's per share exercise price, multiplied by the number of options eligible for the cash-out payment.

Non-cash stock compensation expense is included in the statement of operations for the Period January 1, 2006 to December 4, 2006.  Stock compensation expense included in the statements of operations for the years ended December 31, 2005 and 2004 totaled $37,000 and $129,995, respectively, all of which was recorded as selling, general and administrative expense.
For the Period January 1, 2006 to December 4, 2006
Costs of Revenue	$129,466
Selling general and administrative expense	3,773,430
Product Development expense	654,112
Impact on net loss to common shareholders	$4,557,008
Impact on net income per share to common shareholders
Basic	$0.15
Diluted	$0.14

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2006	2005	2004
Risk-free interest rates	4.29%-5.03%	3.85%	2.55%
Expected lives	5.8 years	5.0 years	5.0 years
Dividend yield	0%	0%	0%
Expected volatility	97%-121%	109%	124%
Weighted-average volatility	111%	109%	124%

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

Stock Option Activity

The following table summarizes the activity under the Plan for the year ended December 31, 2006:

	2002 Stock Incentive Plan
	2006				2005		2004
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	2,327,000	$1.59			1,318,000	$2.73	1,018,500	$1.47
Granted	134,000	$0.45			1,899,000	$1.13	854,000	$3.86
Exchanged for common stock	(100,000)	$0.00			-	$-	-	$-
Exercised	-	$-			-	$-	(176,889)	$1.07
Cash-out Program	(579,500)	$0.40			-	$-	-	$-
Cancelled	(1,781,500)	$1.93			(890,000)	$2.41	(377,611)	$2.59
Outstanding at theend of the year	-	$-	-	$-	2,327,000	$1.59	1,318,0000	$2.73
Vested and expected to vest at December 31, 2006	-	$-	-	$-
Options exercisable at December 31, 2006	-	$-	-	$-

The following table summarizes the activity outside the Plan for the year ended December 31, 2006:

	Outside the Plan
	2006				2005		2004
	Shares	Weigthed Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	6,516,250	$0.99			6,675,000	$1.17	5,827,500	$0.72
Granted	-	$-			825,000	$1.32	1,447,500	$3.69
Exchanged for common stock	(3,700,000)	$0.00			-	$-	-	$-
Exercised	-	$-			(112,500)	$0.32	(173,330)	$0.85
Cash-out Program	(793,750)	$0.32			-	$-	-	$-
Cancelled	(1,347,500)	$2.36			(871,250)	$2.74	(426,670)	$3.25
Outstanding at theend of the year	675,000	$2.04	7.36 years	$-	6,516,250	$0.99	6,675,000	$1.17
Vested and expected to vest at December 31, 2006	675,000	$2.04	7.36 years	$-
Options exercisable at December 31, 2006	675,000	$2.04	7.36 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock that were ”in-the-money” at December 31, 2006. At December 31, 2006, no options were “in-the-money”.

The weighted average grant-date fair value of options granted in the years ended December 31, 2006, 2005 and 2004 was $0.38, $0.44 and $3.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $26,802 and $1,019,012 respectively.

As of December 31, 2006, there was no unrecognized compensation cost related to unvested stock options.

Modifications to Option Terms

Pursuant to the terms of certain option agreements and the Asset Purchase Agreement, Mr. Solomon, CEO, Mr. Connelly, CFO and Mr. Allbaugh, a director were issued 3,650,000, 50,000 and 100,000 shares of common stock, respectively in return for cancelling their stock option agreements and forgoing a cash bonus equaling the exercise price of their options. See NOTE L - COMMON STOCK for further discussion. Pursuant to SFAS123(R) the change in the terms of the option award is a modification of the award requiring a charge to income for the difference between the fair value of the stock option immediately before the modification and immediately following the modification. The fair value of these awards of approximately $2,052,000 has been recorded as a charge to stock compensation expense with an offset to Additional Paid in Capital. In addition, the Company modified certain options held by seven individuals including officers, directors and employees that were issued outside the Citadel incentive stock award plan. The modification of the awards was to provide the cash out component to the option award. The fair value of the awards immediately prior to the modification and immediately after the modification was determined to be equal because the modification for the cash out provision did not affect any of the components of the Black-Scholes valuation model.

During the year ended December 31, 2004 the Company agreed to modify the option agreement to extend the exercise termination date for one terminated employee and accordingly recognized the estimated fair value of the stock options of approximately $130,000 which is included in general and administrative expense.

Warrants

The warrants issued during 2005 and 2004 were issued in conjunction with the debt and equity financing transactions (see NOTE M - REDEEMABLE PREFFERED STOCK). The proceeds from the 165,000 exercise of warrants during the year ended December 31, 2004 was $216,550.

	Outstanding Warrants
	Number of warrants	Weighted average exercise price
Balance at December 31, 2003	165,000	$1.31
Issued	1,434,881	$5.15
Exercised	(165,000)	$1.31
Cancelled	-	-
Balance at December 31, 2004	1,434,881	$5.15
Issued	4,101,760	$1.56
Exercised	-	-
Cancelled	(1,200,000)	$5.15
Balance at December 31, 2005	4,336,641	$1.76
Cancelled	(4,336,641)	$1.76
Balance at December 31, 2006	-	-

In December 2006, as a result of the Sale, and pursuant to the Preferred Holder Agreement dated October 2, 2006 between CDSS, Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., all of the Company’s warrants outstanding were cancelled in conjunction with the $18,840,000 redemption of the Series A and Series B Convertible Preferred Stock.

NOTE O - EMPLOYEE BENEFIT PLANS

The Company sponsors the Citadel Security Software Inc. 401(k) Retirement Savings Plan (the “Plan”) for all eligible employees of the Company. Under the terms of the Plan, employees could make contributions to the Plan. The Company did not make contributions to the Plan during the years ended December 31, 2006, 2005 and 2004.

NOTE P - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space for its corporate headquarters in Dallas, Texas under an operating lease, the base term of which expires in October 2012. The Company also has an office lease for space in Reston, Virginia that expires in April 2007. The Company plans to continue paying for the Virginia office lease through the expiration of that lease in at the end of April 2007. At December 31, 2006 the Company retains the obligation for the lease of the Dallas office and has been reviewing alternatives for the subletting or buy-out of the lease, however no agreement has been executed, and no assurance can be made that an agreement to sublease the property will be entered into in the future, or a at an amount acceptable to the Company. Lease termination penalties may be assessed for early lease settlement based on original agreements. As of December 31, 2006, the accrual for estimated lease settlements was approximately $1,554,000. This estimate is based on assumptions regarding the Company’s ability to settle the lease obligation on terms acceptable to the Company. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during lease negotiations may increase, reducing net assets available in liquidation.

Both leases contain escalation provisions. In accordance with SFAS No. 13 “Accounting for Leases”, FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases”, and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases”, the Company records rent expense on facility leases on a straight-line basis. Citadel does not have any obligations that extend beyond the base terms of these leases. Rent expense for the period from January 1, 2006 to December 4, 2006 and for years ended December 31, 2005 and 2004 was $675,746, $808,180 and $522,803, respectively.

Warranty Provision and Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. Prior to the Sale, for those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company was required to continue to monitor the conditions that were subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss had been incurred. If the Company determined that it was probable that a loss had been incurred, any such estimable loss was recognized.

With respect to sale transactions prior to December 4, 2006, under the terms of Citadel’s software license agreements, the Company agreed that in the event the software sold infringed upon any patent, copyright, trademark, or trade secret of a third-party, CDSS would indemnify the customer licensees against any loss, expense, or liability from any damages that may be awarded against the customer. This infringement indemnification was included in all of the Company’s software license agreements. In the event the customer could not use the software due to infringement and the Company could not obtain the right to use, replace or modify the license in a commercially reasonable manner so that it no longer infringed, then the Company could terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license.

Under the terms of CDSS’s customer support services agreements, if the Company was unable to resolve a problem within a reasonable time using reasonable commercial efforts and after a reasonable number of attempts, the Company would terminate the service as of the date of the problem report and the customer would receive a pro-rated refund for the unused portion of the customer support services. Additionally, under the terms of the Company’s Hercules vulnerability remediation updates warranty, the Company warranted that, if qualified customers did not receive Hercules vulnerability remediation updates in accordance with the Company’s service level objectives for remediation and security content delivery as stated in the Company’s customer support service agreement, CDSS would reimburse the customer for actual information asset losses in excess of $20,000 (per incident), up to a maximum of $1,000,000 per incident. The Hercules vulnerability remediation updated warranty extended for one year, from the date of the purchase of the customer support agreement covering fully paid CDSS software products that had been licensed with the vulnerability remediation updates service.

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

Employment Agreements and Change of Control Agreements

On December 23, 2005, the Company approved change of control agreements for six of its executives. The agreements provided for payments of six months of the executive’s annual base salary in the event of certain terminations of employment following a deemed change of control (“Change of Control Payments”), and a payment of one year’s annual base salary in the event the executive remains employed with the Company or the successor on the first anniversary of the date of the agreement, following a deemed change of control (“Stay Bonuses”). As a result of the Sale, and in connection with their acceptance of employment with McAfee, three of the six executives waived their right to receive any Change of Control Payments or Stay Bonuses from CDSS.

The remaining three executives entered into employment agreements that provided for payments, that are in addition to the payments under the change of control agreements, of six months of the executive’s annual base salary, in the event of certain terminations of employment in connection with or following a deemed change of control, which includes a sale of all or substantially all of the Company's assets (“Employment Severance Payments”). Also, CDSS agreed to make the required Change of Control Payments and Employment Severance Payments following the closing of the Sale, regardless of whether the remaining executives’ employment was terminated. This allowed CDSS to retain the services of the remaining executives after the closing, to the extent required in connection with the CDSS liquidation and dissolution, without requiring the remaining executives to forego their payments. As a result, CDSS made total Change of Control Payments and Employment Severance Payments of approximately $533,000 to three executives following the Sale, approximately $342,000 of which as paid in December 2006 and approximately $191,000 of which was made in January 2007 and is included in “officer severance and bonus” in the Consolidated Statement of Net Assets in Liquidation at December 31, 2006.

In addition, the Company agreed to pay the CFO a retention bonus of $95,557 if he is still employed with CDSS on March 31, 2007, or earlier if the board of directors determines that his services are no longer needed in connection with CDSS’s liquidation and dissolution. This retention bonus has been accrued as part of the officer severance and bonus at December 31, 2006.

The Company entered into an employment agreement with the CEO, dated October 1, 2002, as amended on October 1, 2003, as well as a change of control agreement dated December 2005 (“CEO Employment Agreements”). The CEO Employment Agreements collectively provide, in the event of certain terminations following a deemeed change of control, for the following:

·	a payment equal to three times the CEO’s annual base salary;

·	a payment equal to three times the CEO’s annual bonus;

·	an option exercise bonus; and

·	gross-up payments for taxes related to these payments.

After execution of the Asset Purchase Agreement, the Company amended the CEO Employment Agreements with to provide that, in lieu of the payments to be received under the CEO Employment Agreements, and in consideration of his non-competition agreement with McAfee, he will receive, after the completion of the asset sale, $6,089,234 in a lump sum (which includes tax gross-up) without a requirement of termination of his employment with CDSS. This amount reflects a reduction of approximately $500,000 from the amounts to which he would otherwise be contractually entitled. This arrangement allows CDSS to retain the services of the CEO after the closing, to the extent required in connection with CDSS’s liquidation, without requiring the CEO to forego the payments to which he is entitled. The amended agreement also provides that, in consideration of his non-competition agreement with McAfee, the CEO forgives the Company’s obligation to pay him a bonus and cancel his stock options and, in exchange, the Company will issue him 3,650,000 shares of common stock. (See additional discussion in NOTE L - COMMON STOCK under the heading “Common Stock Issued in 2006”.) At December 31, 2006, $6,089,234 is included in “officer severance and bounus” in the Consolidated Statement of Net Assets in Liquidation at December 31, 2006.

Legal Proceedings

Securities and Derivative Litigation Settled

In January, February and March 2005, seven virtually identical lawsuits were filed against CDSS, Steven B. Solomon, the Company’s Chief Executive Officer and a Director, and Richard Connelly, the Company’s Chief Financial Officer. These suits were consolidated in one action styled Ruth R. Lentz v. Citadel Security Software, Inc., et al., Civil Action No. 3:05-CV-0100-D, in the United States District Court for the Northern District of Texas. Each case was filed on behalf of a putative class of persons and/or entities who purchased CDSS’s securities between February 12, 2004 and December 16, 2004, inclusive. The suits sought recovery of unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suits were filed after CDSS’s announcement on December 17, 2004 that the Company’s projection of revenue and earnings for the full year 2004 would be less than previously projected. On May 25, 2005, the court appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On August 19, 2005, the lead plaintiff filed a consolidated complaint. On October 18, 2005, the defendants filed a motion to dismiss this consolidated action.

On April 1, 2005, a shareholder derivative suit styled Harry Brantley, derivatively on behalf of Citadel Security Software Inc. v. Steven B. Solomon, Richard Connelly, Chris A. Economou, John Leide and Joe M. Allbaugh, Cause No. 05-03117-L, was filed in the 193rd State District Court in Dallas County, Texas on behalf of CDSS against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company; Richard Connelly, the Company’s Chief Financial Officer; and Chris A. Economou, John Leide and Joe M. Allbaugh, Directors of the Company. The suit also named the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserted claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment that allegedly occurred during the same period of time at issue in the federal securities action. The suit sought the recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. On July 5, 2005, the Court entered an order staying and administratively closing this case subject to being reopened upon the motion of any party.

On April 28, 2005, a shareholder derivative suit styled Hans J. Baier, derivatively on behalf of Nominal Defendant, Citadel Security Software Inc., v. Steven B. Solomon, Richard Connelly and Chris Economou, Civil Action No. 3-05CV-0846-D, was filed in United States District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s officers and directors: Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Richard Connelly, the Company’s Chief Financial Officer and Chris Economou, a Director of the Company. The suit also names the Company as a nominal defendant. Based on allegations substantially similar to the federal securities action, the suit asserted claims for the defendants’ alleged violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment for the same period of time at issue in the federal securities action. The suit also purported to assert a claim against Steven B. Solomon and Richard Connelly pursuant to a federal statute for reimbursement of bonuses, profits and compensation. On September 12, 2005, the Court entered an order staying this case until thirty (30) days after the Court rules on the pending motion to dismiss filed by the defendants in the consolidated federal securities action described above.

In September 2006, the parties in the above-described securities and derivative suits applied for a Preliminary Order (“Preliminary Order”) approving settlement of all of these suits and the fairness of the terms and conditions of the settlement. The hearing was held on December 15, 2006 and the Preliminary Order was approved by the court. Liabilities under this settlement were fully covered under the Company's insurance policies.

Meyers Litigation Settled

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (“Meyers”) filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems, Inc. (“CT Holdings”) and certain current and former officers and directors of the Company and/or CT Holdings, including Steven B. Solomon, the Chief Executive Officer and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the “Individual Defendants”). The suit alleged that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the “Judgment”). CT Holdings appealed the Judgment. The suit alleged that CT Holdings’ May 2002 spin-off of its interests in CDSS to CT Holdings’ shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings’ creditors, including Meyers. The suit asserted fraudulent conveyance claims against CDSS and CT Holdings pursuant to Delaware statutory and common law. The suit also asserted a claim against CDSS for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleged that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit sought to void the spin-off transaction or alternatively, to hold CDSS liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys’ fees and costs.

On August 23, 2006, CDSS and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, CDSS, Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers Associates against defendants CDSS, CT Holdings Enterprises, certain of CDSS's current and former directors and officers Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, CDSS paid the sum of $1,250,000 to Meyers Associates, of which $250,000 was paid in August 2006 and the remaining $1,000,000 was paid on November 1, 2006. As a result of the payments, the Defendants were released by the Plaintiffs from all claims in the Actions 91 days after the payments, subject to the terms and conditions of the agreement. The $1,250,000 settlement is presented in the statement of operations as a “Litigation settlement” for the period from January 1, 2006 to December 4, 2006.

From time to time, CDSS may be subject to additional legal claims incidental to CDSS’s business. The Company may suffer an unfavorable outcome as a result of one or more claims including the specific items discussed previously. CDSS does not expect the final resolution of these claims, individually or in the aggregate, to have a material adverse effect on the Company’s financial position. However, depending on the amount and timing of unfavorable resolutions of claims against CDSS, or the costs of settlement or litigation, the Company’s ability to dissolve the Company in a timely manner and make distributions to shareholders could be materially adversely affected.

NOTE Q - SIGNIFICANT CUSTOMERS

Prior to the Sale, the Company operated in one business segment, the security software segment, but licenses it software and offers its services to a diverse group of customers in the Fortune 2000 in many industries, as well as, governmental agencies at the federal, state and local levels. The following customers represented more than 10% of total revenue in at least one of the periods presented below:

	Period from January 1, 2006 to	Years Ended December 31,
	December 4, 2006	2005	2004
End User Customer:
Defense Information Systems Agency	27%	32%	39%
Department of Veteran Affairs	12%	21%	41%
Department of Energy	34%	-	-

Industry Segment:
Government	82%	58%	82%
Corporate	12%	25%	12%
Financial institutions	5%	13%	4%
Education	-	1%	1%
All other, primarily health	1%	3%	1%

Geographic Segments:
United States	99%	99%	100%
Outside of the United States	1%	1%	-

NOTE R - RELATED PARTY TRANSACTIONS

On August 11, 2006, the Company’s CEO loaned $3 million to the Company pursuant to a promissory note on terms and conditions approved by the disinterested directors of the Company. The note provides for 12% interest and a maturity date of January 12, 2007. The note is not secured by any assets of the Company and no equity or warrants were granted in connection with the note. The note provides for a prepayment fee in the amount of $500,000 in connection with any prepayment, including in connection with an event of default (including breaches of the note’s covenants, bankruptcy events or a material adverse effect on the Company’s business), or a deemed change of control. On December 4, 2006, as a result of the Sale, this note was settled for $3,614,411 including $3,000,000 of principle, $114,411 accrued interest and $500,000 prepayment fee recorded as interest expense.

During 2006 and 2005, the CEO advanced funds to the Company to meet short-term working capital needs. The CEO advanced approximately $1.7 million to the Company during 2006, all of which was repaid to the CEO prior to December 31, 2006, except for $5,253 reimbursed to the CEO in January 2007. The total advances during 2005 totaled approximately $881,000, all of which was repaid to the CEO prior to December 31, 2005, except for approximately $81,000 reimbursed to the CEO in January 2006.

In connection with the Sale, CDSS entered into an agreement with CT Holdings on December 4, 2006 (the “Agreement”). Pursuant to the Agreement with CT Holdings:

1.	CDSS and CT Holdings canceled and terminated the Tax Disaffiliation Agreement dated as of May 17, 2002, and Transition Services Agreement dated as of May 17, 2002 between CDSS and CT Holdings;
2.	Each party released the other from all outstanding liabilities to each other;
3.	CDSS assigned to CT Holdings causes of action and rights of CDSS related to claims against CDSS’s insurance carrier related to prior litigation;
4.	CT Holdings waived any and all rights in and to any of the assets transferred by CDSS pursuant to the Asset Purchase Agreement; and
5.
CT Holdings waived any prohibition or restriction to the transactions contemplated by the asset purchase agreement set forth in the Agreement and Plan of Distribution dated as of May 17, 2002 between CDSS and CT Holdings or otherwise.

As part of the spin off transaction in May 2002, CDSS entered into a transition services agreement with CT Holdings, its former parent. The agreement provided that CT Holdings and CDSS provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and CDSS may need transitional assistance and support. The transition services agreement provided generally that each of CDSS and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. On December 4, 2006, pursuant to the terms of the Agreement discussed above, the transition services agreement was terminated. For the period from January 1, 2006 to December 4, 2006 and for the years ended December 31, 2005 and 2004, due to the uncertainty of collection, the Company had expensed the fees of approximately $632,000, $595,000 and $530,000, respectively, to general and administrative expense on a monthly basis as incurred. Approximately $687,000 of amounts due from CT Holdings under the transition services agreement were forgiven pursuant to the terms of the Asset Purchase Agreement.

In April 2003, a CT Holdings legal claim associated with a lawsuit was settled for $225,000 in cash. CDSS advanced $225,000 to CT Holdings in return for a demand note payable bearing interest at 12% per year and a release for any potential claims pertaining to the CT Holdings litigation. Since CT Holdings has a significant cash deficiency and stockholder's deficit this demand note receivable was fully reserved in the second quarter of 2003 as there can be no assurance that this note will be collected. On December 4, 2006, pursuant to the terms of the Agreement discussed above, the $225,000 note and $102,379 accrued interest (also fully reserved) was forgiven.

During the years ended December 31, 2006, 2005 and 2004 the Company incurred legal fees in the amount of approximately $565,000, $263,000 and $237,000, respectively, to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative CDSS's CEO.

NOTE S - QUARTERLY INFORMATION (unaudited)
	2006 For the Quarter Ended			October 1, 2006 to	January 1, 2006 to
	March 31	June 30	September 30	December 4, 2006	December 4, 2006

Revenue
License fees	$3,678,648	$899,029	$4,068	$356,019	$4,937,764
Content, subscription, and customer support services	1,460,233	1,695,224	1,770,278	1,258,988	6,184,723
Professional services	287,168	362,277	256,044	163,877	1,069,366
	5,426,049	2,956,530	2,030,390	1,778,884	12,191,853

Costs of revenue	1,136,457	1,082,005	1,055,169	793,874	4,067,505
Operating expenses	5,006,525	4,150,749	5,626,720	12,053,021	26,837,015
Operating loss	(716,933)	(2,276,224)	(4,651,499)	(11,068,011)	(18,712,667)

Interest expense, net	(174,998)	(130,341)	(201,757)	(907,237)	(1,414,333)
Gain on Sale	-	-	-	55,546,329	55,546,329
Loss before income taxes	(891,931)	(2,406,565)	(4,853,256)	43,571,081	35,419,329
Provision for income taxes	-	-	-	(893,921)	(893,921)
Net loss attributable to common shareholders	$(891,931)	$(2,406,565)	$(4,853,256)	$42,677,160	$34,525,408

Net loss per share to common shareholders
- basic	$(0.03)	$(0.08)	$(0.16)	$1.40	$1.13
- diluted	$(0.03)	$(0.08)	$(0.16)	$1.03	$0.83
Weighted average shares outstanding
- basic	30,518,230	30,518,230	30,518,230	30,518,230	30,518,230
- diluted	30,518,230	30,518,230	30,518,230	41,555,579	41,461,599

	2005 For the Quarter Ended
	March 31	June 30	September 30	December 31	Year

Revenue
License fees	$193,858	$613,418	$765,128	$996,049	$2,568,453
Content, subscription, and customer support services	1,160,511	1,201,350	1,079,483	1,426,198	4,867,542
Professional services	385,557	878,533	349,229	1,237,781	2,851,100
	1,739,926	2,693,301	2,193,840	3,660,028	10,287,095

Costs of revenue	1,077,349	1,157,640	1,171,128	1,260,586	4,666,703
Operating expenses	5,631,755	6,541,591	5,807,592	5,797,661	23,778,599
Operating loss	(4,969,178)	(5,005,930)	(4,784,880)	(3,398,219)	(18,158,207)

Interest expense, net	(35,000)	(41,870)	(49,496)	(278,306)	(404,672)
Loss before income taxes	(5,004,178)	(5,047,800)	(4,834,376)	(3,676,525)	(18,562,879)
Provision for income taxes	-	-	-	-	-
Net loss	(5,004,178)	(5,047,800)	(4,834,376)	(3,676,525)	(18,562,789)

Preferred dividends	(187,500)	(81,250)	-	-	(268,750)
Non-cash fair value adjustment for exchanged warrants	-	(274,800)	-	-	(274,800)
Non-cash fair value adjustment for Series A Shares dividend waiver	-	-	1,826,000	-	1,826,000
Non-cash fair value adjustment for change in Series A Shares conversion price	-	-	(1,064,000)	-	(1,064,000)
Non-cash fair value adjustment for change in exercise price of Exchange and Series B Warrants	-	-	-	(43,226)	(43,226)
Non-cash accretion of beneficial conversion feature	(61,542)	(61,542)	(646,168)	-	(769,252)
Net loss attributable to common shareholders	$(5,253,220)	$(5,465,392)	$(4,718,544)	$(3,719,751)	$(19,156,907)

Net loss per share to common shareholders
- basic and diluted	$(0.18)	$(0.18)	$(0.16)	$(0.12)	$(0.64)
Weighted average shares outstanding
- basic and diluted	29,845,730	29,877,708	30,044,860	30,132,513	29,976,179

NOTE S - SUBSEQUENT EVENT

On January 5, 2007 the Company paid approximately $17,159,000 or $0.50 per share to shareholders of record on January 2, 2007. In addition approximately $201,000 was paid to holders of in-the-money stock options under the cash-out program.