Form 10QSB
period 2007-03-31
CDSS Wind Down Inc
filed 2007-05-18
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-18718

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

Class                                                                                                                                                                            Outstanding at May 11, 2007

Common Stock, Par value $.01 per share                                                                                                                                34,318,230

Transitional Small Business Disclosure Format    Yes ☐ No ☑

CDSS WIND DOWN INC.
FORM 10-QSB
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2007

As used in this Quarterly Report on Form 10-QSB, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “CDSS” refer to CDSS Wind Down Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of CDSS;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of outstanding creditor claims and the ongoing litigation against us;

•	any statements regarding liquidating distributions, if and when, to our Shareholders.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business-Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include the following without limitation:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	our ability to successfully resolve all our outstanding creditor claims and ongoing litigation.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risks Related to Our Business” section in this Form 10-QSB. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

 PART I—FINANCIAL INFORMATION

The accompanying March 31, 2007 and March 31, 2006 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-QSB Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation and changes in net assets in liquidation of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 included in our fiscal year end December 31, 2006 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$2,239,877	$28,053,007
Prepaid Expenses	266,857	188,331
Other current assets	52,000	52,000

Total assets	2,558,734	28,293,338

LIABILITIES
Accounts payable and accrued expenses	284,882	424,120
Accrued payroll tax liabilities	104,412	63,154
Accrued stock option cash-out liability	42,557	255,510
Accrued officer severance and bonus	-	6,306,536
Estimated settlement of operating lease liabilities	1,258,554	1,554,017
Estimated costs to be incurred during liquidation	859,268	1,100,073
Income taxes payable	-	893,921

Total liabilities	2,549,673	10,597,331

Net assets in liquidation	$9,061	$17,696,007

The accompanying notes are an integral part of these consolidated financial statements.

CDSSWIND DOWN INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

Three months ending March 31, 2007

Net assets in liquidation, December 31, 2006	$17,696,007
Changes in net assets in liquidation:
Payments to shareholders and option holders	(17,152,808)
Payments of severance and bonus	(6,306,536)
Payments of stock option cash-out liability	(212,953)
Payments of income taxes	(1,054,517)
Payments of wind-down operating expenses	(665,422)
Contribution to CT Holdings Enterprises, Inc.	(109,500)
Payments of lease liability	(195,463)
(25,697,199)

Change in estimate of operating lease liability	100,000
Change in estimate of wind-down operating expenses	(634,137)
Change in payroll tax liability	(41,258)
Change in estimated assets and liabilities during liquidation	8,585,648

Net assets in liquidation, March 31, 2007	$9,061

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Recent Developments

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" hereafter) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS” or “the Company”). The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. A distribution of $17,152,808 or $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.

CDSS was incorporated in Delaware in December 1996. Our principal executive offices are located at Two Lincoln Centre, Suite 1600, 5420 LBJ Freeway, Dallas, Texas 75240. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price. On January 11, 2007 the trading symbol became CWDW" resulting from the name change.

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

Interim Financial Statements and Basis of Presentation

The accompanying consolidated financial statements of CDSS and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements for the period January 1, 2007 to March 31, 2007, and for the year ended December 31, 2006 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated when all liabilities are settled including the lease obligations for the Company's office facilities. At March 31, 2007, the Company had an accrued liability of  approximately $1,258,554 for the expected remaining lease obligations related to its Dallas and Virginia office space. Costs and expenses of approximately $859,000 expected to be incurred during the wind down period prior to liquidation were accrued at March 31, 2007. These costs and expenses include estimates of compensation, benefits and employment taxes for four employees retained to assist with the wind down, legal, accounting and professional fees, insurance premiums, and other administrative expenses anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Income Taxes

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorieties before any part of thebenefit can be recorded in the financial statements. it also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to the financial statements as a result of implementation of FIN 48.

Note B. - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, CDSS paid $109,500 in legal expenses on behalf of CT Holdings Enterprises, Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30).  The following discussions contain forward-looking statements.  Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our Plan of Dissolution. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: our ability to successfully resolve all our outstanding creditor claims and ongoing litigation, accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to CDSS, predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets, the effect of the liquidation, the availability of settling property lease agreements, the absence of future material litigation and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF LIQUIDATION FOR THREE MONTHS ENDED MARCH 31, 2007

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-QSB. Such financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2006 and March 31, 2007 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2007 (liquidation basis).

The three month period ending March 31, 2006 is not comparable to the current period ending March 31, 2007 and, therefore, has been excluded. We have only explained the results for the period ending March 31, 2007.

CHANGES IN NET ASSETS IN LIQUIDATION

At December 31, 2006, the Company had $17.7 million in net assets in liquidation. During the three months ending March 31, 2007, the Company paid approximately $17.2 million to shareholders and options holders and adjusted the accruals for wind down expenses and operating lease liabilities by a total of $534 thousand. These changes resulted in net assets in liquidation of approximately $9 thousand at March 31, 2007.

RISK FACTORS

In addition to other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-QSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

WE CANNOT ASSURE YOU OF THE EXACT AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, settlement of remaining obligations under operating leases, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual distribution payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future. We currently estimate that we will make an additional liquidating distribution in the range of $0.00 to $0.02 per share, subject to the factors set forth above and elsewhere in this report. Furthermore, notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, lease obligations for office space and contractual obligations to vendors. As part of the wind down process, we will attempt to settle our obligations with our creditors including the office leases in Dallas, Texas and Reston, Virginia. At March 31, 2007, we are obligated under an operating lease for office space until October 2012 with a buyout option that may be exercised in October 2008 for a payment of approximately $1.3 million. We expect that we will be able to sublet the office space at prices at or above the current rental rate and have recorded an estimated settlement liability of approximately $1,259,000, however no assurances can be made that we will be able to find a subtenant acceptable to the landlord or at a rental rate that would allow us to settle the lease liability at an amount that would leave funds available for a distribution to stockholders. Furthermore, a sublease arrangement may require us to maintain our legal entity status as a Delaware corporation until the expiration of the lease liability in October 2012. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at March 31, 2007 and would reduce the amount of remaining capital available for future distribution to stockholders.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At March 31, 2007, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we will recognize gain on the proposed asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. This tax liability was paid during the first quarter of 2007. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $45,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spinoff from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carryforwards of approximately $45,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we have made. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received.

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

We are dependent on our key officer, and directors, including Steven B. Solomon, our Chairman and Chief Executive Officer. Steven B. Solomon is also our acting Chief Financial Officer. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2007, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INHERENT LIMITATION ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The effectiveness of any system of internal control over financial reporting, including CDSS, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including CDSS, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	CDSS WIND DOWN INC.
By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer (Duly Authorized Signatory and Principal Executive Officer)

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, Acting Chief Financial Officer (Duly Authorized Signatory and Principal Accounting and Financial Officer)