Form 10QSB
period 2007-06-30
CDSS Wind Down Inc
filed 2007-08-14
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-33491

CDSS WIND DOWN INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2873882
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

2100 MCKINNEY AVE., SUITE 1500, DALLAS, TEXAS 75201
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(214) 750-2452
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

TWO LINCOLN CENTER, SUITE 1600, DALLAS, TEXAS 75240
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

Class	Outstanding at August 14, 2007

Common Stock, Par value $.01 per share	34,318,230

Transitional Small Business Disclosure Format    Yes ☐  No ☑

CDSS WIND DOWN INC.
FORM 10-QSB
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2007

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

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of CDSS;

•	any statements regarding the disposition of our existing assets; and

•	any statements regarding liquidating distributions, if and when, to our Shareholders.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business-Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation, our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution.

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

 PART I—FINANCIAL INFORMATION

The accompanying June 30, 2007 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-QSB Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 included in our fiscal year end December 31, 2006 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$999,272	$28,053,007
Prepaid expenses	186,618	188,331
Other current assets	-	52,000

Total assets	1,185,890	28,293,338

LIABILITIES
Accounts payable and accrued expenses	273,066	424,120
Accrued payroll tax liabilities	15,966	63,154
Accrued stock option cash-out liability	42,557	255,510
Accrued officer severance and bonus	-	6,306,536
Estimated settlement of operating lease liabilities	-	1,554,017
Estimated costs to be incurred during liquidation	475,695	1,100,073
Income taxes payable	-	893,921
Total liabilities	807,284	10,597,331
Net assets in liquidation	$378,606	$17,696,007

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

	Three months ending June 30, 2007	Six months ending June 30, 2007

Net assets in liquidation, beginning of period	$9,061	$17,696,007
Changes in net assets in liquidation:
Payments to shareholders and option holders	-	(17,152,808)
Payments of severance and bonus	(221,738)	(6,528,274)
Payments of stock option cash-out liability	-	(212,953)
Payments of income taxes	-	(1,054,517)
Payments of wind-down operating expenses	(400,856)	(1,066,278)
Contribution to CT Holdings Enterprises Inc.	-	(109,500)
Payments of lease liability	(618,011)	(813,474)
	(1,240,605)	(26,937,804)

Change in estimate of operating lease liability	640,543	740,543
Settlement of operating lease liability	500,000	500,000
Change in estimate of wind-down operating expenses	(36,000)	(670,137)
Change in payroll tax liability	88,446	47,188
Change in estimated assets and liabilities during liquidation	417,161	9,002,809
Net assets in liquidation, end of period	$378,606	$378,606

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Recent Developments

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" hereafter) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between Citadel and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS” or “the Company”). The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. CDSS anticipates that it will make distributions to its common stockholders after payment of all transaction costs, liabilities, preferred stock and other cash payments following expiration of a 30-day indemnification period, and subject to holding back any indemnification or other required amounts, although CDSS may engage in a merger or similar transaction if presented to CDSS and approved by our stockholders. We have not entered into any agreement with respect to such a transaction. A distribution of $17,152,808 or $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.

CDSS was incorporated in Delaware in December 1996. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price. On January 11, 2007 the trading symbol became CWDW" resulting from the name change.

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

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements for the period January 1, 2007 to June 30, 2007, and for the year ended December 31, 2006 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated in approximately twelve months if all liabilities are settled including the lease obligations for the Company's office facilities. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618 thousand related to its lease liability, including a one-time termination fee of $500 thousand and $118 thousand in rents due. Costs and expenses of approximately $476 thousand expected to be incurred during the wind down period prior to liquidation were accrued at June 30, 2007. These costs and expenses include estimates of compensation, benefits and employment taxes of $334,195 for employees that were retained to assist with the wind down, as well as legal, accounting and professional fees, and insurance premiums of $60,000, and other administrative expenses of $81,500 anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

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

NOTE B - RELAED PARTY TRANSACTIONS

During the six months ended June 30, 2007, CDSS paid $109,500 in legal expenses on behalf of CT Holdings Entrprises, Inc.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our Plan of Dissolution. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: our ability to successfully resolve all our outstanding creditor claims, accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to CDSS, predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets, the effect of the liquidation, the absence of future material litigation and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-QSB. Such financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2006 and June 30, 2007 (liquidation basis), together with the changes in net assets for the three and six month periods ended June 30, 2007 (liquidation basis).

The three and six month periods ending June 30, 2006 are not comparable to the same current periods ending June 30, 2007 and, therefore, have been excluded. We have only explained the results for the periods ending June 30 2007.

CHANGES IN NET ASSETS IN LIQUIDATION

Three months ending June 30, 2007

At March 31, 2007, the Company had approximately $9 thousand in net assets in liquidation. During the three months ending June 30, 2007, the Company paid approximately $623 thousand in wind-down operating expenses and approximately $618 thousand towards the lease liability and adjusted the accruals for wind down expenses and operating lease liabilities by a total of approximately $1.6 million. These changes resulted in net assets in liquidation of approximately $379 thousand at June 30, 2007.

Six months ending June 30, 2007

At December 31, 2006, the Company had $17.7 million in net assets in liquidation. During the six months ending June 30, 2007, the Company paid approximately $17.2 million to shareholders and options holders. All other adjustments to the accruals for wind down expenses and operating lease liabilities netted to approximately $165 thousand. These sum of all these changes resulted in net assets in liquidation of approximately $379 thousand at June 30, 2007.

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

WE CANNOT ASSURE YOU OF THE EXACT AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, settlement of remaining obligations under operating leases, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual distribution payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future. We currently estimate that we will make an additional liquidating distribution in the range of $0.00 to $0.01 per share, subject to the factors set forth above and elsewhere in this report. Furthermore, notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law. We may engage in a merger or similar transaction if such a transaction is presented to us and is approved by our stockholders. We have not entered into any agreement with respect to such a transaction.

OUR COMMON STOCK IS CONTINUING TO TRADE EVEN THOUGH WE ARE IN THE PROCESS OF LIQUIDATION AND LIQUIDATING DISTRIBUTIONS, IF ANY, MAY BE BELOW ANY TRADING PRICE.

Our common stock continues to trade on the OTCBB under the symbol “CWDW.” Trading in our stock is inherently risky, highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process or to participate in a merger or similar transaction. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, lease obligations for office space and contractual obligations to vendors. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618 thousand to terminate its lease obligations. This included a one-time termination fee of $500 thousand and $118 thousand for rents due. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at June 30, 2007 and would reduce the amount of remaining capital available for future distribution to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES THAT WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION OUT OF THE LIQUIDATION TO STOCKHOLDERS.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, income, franchise, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, or if we enter into a merger or similar transaction, we may not be able to distribute meaningful cash out of the liquidation, or any cash at all, to our stockholders.

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY AND THE ULTIMATE DISTRIBUTIONS TO OUR STOCKHOLDERS

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At June 30, 2007, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

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

DISTRIBUTION OF CASH OUT OF THE LIQUIDATION, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors, and could be abandoned if we enter into a merger or similar transaction. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2007, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed on the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission’s rules and forms and that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management including the CEO/CFO, as appropriate to allow timely discussion regarding required disclosures.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INHERENT LIMITATION ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer/Principal Financial Officer, filed herewith.

32	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)