Form 10QSB
period 2007-09-30
CDSS Wind Down Inc
filed 2007-11-14
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-33491

CDSS WIND DOWN INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2873882
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2100 MCKINNEY AVE., SUITE 1500, DALLAS, TEXAS 75201
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(214) 750-2452
(ISSUER’S TELEPHONE NUMBER)

 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Check whether the issuer  (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

Class	Outstanding at November 14, 2007

Common Stock, Par value $.01 per share	34,318,230

Transitional Small Business Disclosure Format    Yes ☐ No ☑

CDSS WIND DOWN INC.
FORM 10-QSB
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2007

3

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

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operations” and under the caption “Business-Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation, our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution.

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

 PART I—FINANCIAL INFORMATION

The accompanying September 30, 2007 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-QSB Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 included in our fiscal year end December 31, 2006 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$554,918	$28,053,007
Prepaid expenses	177,186	188,331
Other current assets	-	52,000

Total assets	732,104	28,293,338

LIABILITIES
Accounts payable and accrued expenses	298,823	424,120
Accrued payroll tax liabilities	2,830	63,154
Accrued stock option cash-out liability	42,557	255,510
Accrued officer severance and bonus	-	6,306,536
Estimated settlement of operating lease liabilities	-	1,554,017
Estimated costs to be incurred during liquidation	173,598	1,100,073
Income taxes payable	-	893,921
Total liabilities	517,808	10,597,331
Net assets in liquidation	$214,296	$17,696,007

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Three months ending September 30, 2007	Nine months ending September 30, 2007

Net assets in liquidation, beginning of period	$378,606	$17,696,007
Changes in net assets in liquidation:
Payments to shareholders and option holders	-	(17,152,808)
Payments of severance and bonus	-	(6,528,274)
Payments of stock option cash-out liability	-	(212,953)
Payments of income taxes	-	(1,054,517)
Payments of wind-down operating expenses	(335,324)	(1,389,841)
Contribution to CT Holdings Enterprises Inc.	(118,462)	(227,962)
Payments of lease liability	-	(813,474)
	(453,786)	(27,379,829)

Change in estimate of operating lease liability	-	740,543
Settlement of operating lease liability	-	500,000
Change in estimate of wind-down operating expenses	-	(670,138)
Change in payroll tax liability	13,136	60,324
Change in estimated assets and liabilities during liquidation	276,340	9,267,388

Net assets in liquidation, end of period	$214,296	$214,296

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Recent Developments

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" hereafter) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between Citadel and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS” or the “Company”). The Asset Purchase Agreement provided for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. CDSS may make a final distribution to its common stockholders, although CDSS may engage in a merger or similar transaction if presented to CDSS and approved by our stockholders. We have not entered into any agreement with respect to such a transaction. A distribution of $17,152,808 or $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.

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

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements for the period January 1, 2007 to September 30, 2007, and at December 31, 2006 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated in approximately twelve months if all liabilities are settled including the lease obligations for the Company's office facilities. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618 thousand related to its lease liability, including a one-time termination fee of $500 thousand and $118 thousand in rents due. Estimated future costs and expenses of approximately $174 thousand expected to be incurred during the wind down period prior to liquidation were accrued at September 30, 2007. These costs and expenses include estimates of compensation, benefits and employment taxes of $124,598 for employees that were retained to assist with the wind down, as well as legal, accounting and professional fees, and insurance premiums of $15,000, and other administrative expenses of $34,000 anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Income Taxes

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to the financial statements as a result of implementation of FIN 48.

NOTE B - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, CDSS paid $109,500 in legal expenses and made a $118,000 income tax payment on behalf of CT Holdings Enterprises, Inc. (“CTHE”).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-QSB. Such financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2006 and September 30, 2007 (liquidation basis), together with the changes in net assets for the three and nine month periods ended September 30, 2007 (liquidation basis).

The three and nine month periods ending September 30, 2006 are not comparable to the same current periods ending September 30, 2007 and, therefore, have been excluded. We have only explained the results for the periods ending September 30, 2007.

CHANGES IN NET ASSETS IN LIQUIDATION

Three months ending September 30, 2007

At June 30, 2007, the Company had approximately $379 thousand in net assets in liquidation. During the three months ending September 30, 2007, the Company paid approximately $335 thousand in wind-down operating expenses. These changes resulted in net assets in liquidation of approximately $214 thousand at September 30, 2007.

Nine months ending September 30, 2007

At December 31, 2006, the Company had $17.7 million in net assets in liquidation. During the nine months ending September 30, 2007, the Company paid approximately $17.2 million to shareholders and options holders. All other adjustments to the accruals for wind down expenses and operating lease liabilities netted to an approximate $70 thousand decline. These sum of all these changes resulted in net assets in liquidation of approximately $214 thousand at September 30, 2007.

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

WE CANNOT ASSURE YOU OF THE EXACT AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, claim settlements with creditors, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual distribution payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future. We currently estimate that we will make an additional liquidating distribution in the range of $0.00 to $0.01 per share, subject to the factors set forth above and elsewhere in this report. Furthermore, notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law. We may engage in a merger or similar transaction if such a transaction is presented to us and is approved by our stockholders. We have not entered into any agreement with respect to such a transaction.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Our obligations to creditors are primarily contractual obligations to vendors. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618 thousand to terminate its lease obligations. This included a one-time termination fee of $500 thousand and $118 thousand for rents due. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at September 30, 2007 and would reduce the amount of remaining capital available for future distribution to stockholders.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At September 30, 2007, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we will recognize gain on the proposed asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. This tax liability was paid during the first quarter of 2007. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $45,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spinoff from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carryforwards of approximately $45,000,000. Therefore, we have not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we have made. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received.

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

DISTRIBUTION OF CASH OUT OF THE LIQUIDATION, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of claim settlements with creditors, and could be abandoned if we enter into a merger or similar transaction. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2007, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed on the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission’s rules and forms and that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Date: November 14, 2007	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)