Form 10KSB
period 2007-12-31
CDSS Wind Down Inc
filed 2008-04-14
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer  (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average of the bid and asked price of such common equity, was $60,796 as of April 14, 2008.

As of April 14, 2008, there were 34,318,230 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☑

CDSS WIND DOWN INC.
FORM 10-KSB
ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2007

PART I

As used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “CDSS” refer to CDSS Wind Down Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of CDSS;

•	any statements regarding the disposition of our existing assets; and

•	any statements regarding liquidating distributions, if and when any are paid, to our Shareholders.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operations” and under the caption “Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation, our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in this Form 10-KSB. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

ITEM 1.  DESCRIPTION OF BUSINESS

 On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" hereafter) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between Citadel and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS” or the “Company”). The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. A distribution of $17,152,808 or $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007. We do not currently anticipate that we will have any additional funds to distribute to common stockholders.

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

PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

As of the date of this Report  and at December 31, 2007, we had not filed a certificate of dissolution in Delaware; however at a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts, and our activities are currently limited to:

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

As of the date of this Report and at December 31, 2007, we had not filed a certificate of dissolution because we had not yet settled all of our outstanding obligations. Based on our remaining assets and our projections of operating expenses and liquidation costs, we believe that there will not be any remaining funds to distribute to our common stockholders. A distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007.

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

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2007 we had three employees, including our CEO, all involved in the wind down of the Company pursuant to the Plan of Dissolution.

RISK FACTORS

In addition to other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

WE CANNOT ASSURE YOU OF THE EXACT AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, settlement of remaining obligations under operating leases, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual distribution payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future. We currently believe that we will not make any additional liquidating distributions. Furthermore, notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law. We may engage in a merger or similar transaction if such a transaction is presented to us and is approved by our stockholders. We have not entered into any agreement with respect to such a transaction.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include primarily contractual obligations to vendors. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618 thousand to terminate its lease obligations. This included a one-time termination fee of $500 thousand and $118 thousand for rents due. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at December 31, 2007 and would reduce the amount of remaining capital available for future distribution to stockholders.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At December 31, 2007, we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we recognized a gain on the asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. This tax liability was paid during the first quarter of 2007. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $45,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spin-off from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carry-forwards of approximately $45,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we have made. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received.

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

DISTRIBUTION OF CASH OUT OF THE LIQUIDATION, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors, and could be abandoned if we enter into a merger or similar transaction. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders. We do not currently anticipate that we will have any additional funds to distribute to common stockholders.

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-KSB. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.
We have identified material weaknesses in our internal controls over financial reporting. See “Item 8A(T)—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” for a discussion of these material weaknesses. As of the date of this Annual Report on Form 10-KSB, we plan to improve our processes regarding documentation deficiencies and to increase the involvement of the board of directors to improve the lack of segregation of duties as discussed at Item 8A(T)—“Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” but there can be no assurance that these measures will be successful.  If we are unsuccessful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM  2.  DESCRIPTION OF PROPERTY

At December 31, 2007, CDSS subleased approximately 750 square feet of office space from a third party on a month to month basis in Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

As of March 31, 2008, the last sales price per share of the Company’s common stock, as reported by the OTCBB, was $0.005 per share. The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2006 through December 31, 2007, as reported by The NASDAQ Capital Market and the Over-The-Counter Bulletin Board for the respective periods the stock was traded on these markets (high and low quotations from the Over-The-Counter Bulletin Board reflect inter-dealer prices, and all prices do not reflect retail markup, markdown or commission, and may not necessarily represent actual transactions).

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2007
1st Quarter	$0.51	$0.02
2nd Quarter	$0.02	$0.01
3rd Quarter	$0.02	$0.01
4th Quarter	$0.01	$0.00

YEAR ENDED DECEMBER 31, 2006
1st Quarter	$0.85	$0.24
2nd Quarter	$0.79	$0.45
3rd Quarter	$0.54	$0.32
4th Quarter	$0.52	$0.43

At December 31, 2007 there were approximately 752 holders of record of the Company’s outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds. An initial distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. We do not currently anticipate that we will have any additional funds to distribute to common stockholders.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007

The twelve month period ending December 31, 2006 are not comparable to the same current period ending December 31, 2007 and, therefore, have been excluded. We have only explained the results for the period ending December 31, 2007.

CHANGES IN NET ASSETS IN LIQUIDATION

At December 31, 2006, the Company had $17.7 million in net assets in liquidation. During the twelve months ending December 31, 2007, the Company paid approximately $17.2 million to shareholders and options holders. All other adjustments to the accruals for wind down expenses and operating lease liabilities netted to an approximate $570 thousand decline. The sum of all these changes resulted in a net assets in liquidation deficit of approximately ($72) thousand at December 31, 2007.

The Company’s CEO has committed to advance the Company up to $75,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

LIQUIDATION BASIS OF ACCOUNTING

As of the date of this Report and at December 31, 2007, we had not filed a certificate of dissolution pending settlement of all of our liabilities, however the consolidated financial statements for the period December 4, 2006 to December 31, 2006 and the year ended December 31, 2007 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from Asset Sale will be adequate to provide for our obligations, liabilities, operating costs and claims. If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, the Company’s CEO has committed to advance the Company up to $75,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

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

Based on our projections of operating expenses and liquidation costs as of December 31, 2007, we anticipate that we will not have any additional funds to distribute to common stockholders. A distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007.

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2007 we had three  employees, including our CEO, who is also our acting CFO, all involved in the wind down of the company pursuant to the Plan of Dissolution.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements for the period December 4, 2006 to December 31, 2006, and for the year ended December 31, 2007 are presented on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

The preparation of consolidated financial statements using the liquidation basis of accounting requires the Company to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Management bases its assumptions, judgments and estimates on the most recent information available and various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis management evaluates its assumptions, judgments and estimates and makes changes accordingly. Management believes that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation have the greatest potential for impact on the CDSS consolidated financial statements and considers these estimates to be critical accounting policies.

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated by approximately April, 2008 if all liabilities are settled. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618,000 related to its lease liability, including a one-time termination fee of $500,000 and $118,000 in rents due. Costs and expenses of approximately $363,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2007. These costs and expenses include estimates of compensation, benefits and employment taxes of $268,262 for employees that were retained to assist with the wind down, as well as legal, accounting and professional fees, and other administrative expenses of $95,100 anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CDSS Wind Down Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of CDSS Wind Down Inc. and subsidiaries, formerly Citadel Security Software Inc., (the “Company”)  as of December 31, 2007 and 2006 and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2007 and the period from December 5, 2006 to December 31, 2006.  We have also audited the consolidated statements of operations, stockholders’ deficit and cash flows for the period from January 1, 2006 to December 4, 2006.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of CDSS Wind Down Inc. and subsidiaries as of December 31, 2007 and 2006 and the changes in net assets in liquidation for the year ended December 31, 2007 and for the period from December 5, 2006 to December 31, 2006 and the consolidated results of their operations and their cash flows for the period from January 1, 2006 to December 4, 2006, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/s/ KBA GROUP LLP
Dallas, Texas
April 14, 2008

ITEM 7. FINANCIAL STATEMENTS

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

	December 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$428,021	$28,053,007
Prepaid expenses	-	188,331
Other current assets	-	52,000

Total assets	428,021	28,293,338

LIABILITIES

Accounts payable and accrued expenses	133,263	424,120
Accrued payroll tax liabilities	3,244	63,154
Accrued stock option cash-out liability	-	255,510
Accrued officer severance and bonus	-	6,306,536
Estimated settlement of operating lease liabilities	-	1,554,017
Estimated costs to be incurred during liquidation	363,362	1,100,073
Income taxes payable	-	893,921

Total liabilities	499,869	10,597,331

Net (deficit) / assets in liquidation	$(71,848)	$17,696,007

The accompany notes are an integral part of this financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Year Ended December 31, 2007	Period from December 5, 2006 to December 31, 2006

Net assets in liquidation, beginning of period	$17,696,007	$19,377,524
Changes in net assets in liquidation:
Payments to shareholders and option holders	(17,152,808)	-
Payments of severance and bonus	(6,528,274)	-
Payments of stock option cash-out liability	(212,953)	-
Payments of income taxes	(1,054,517)	-
Payments of wind-down operating expenses	(1,585,897)	(1,307,242)
Contribution to CT Holdings Enterprises Inc.	(227,962)	-
Interest income	-	126,789
Payments of lease liability	(813,474)	-
	(27,575,885)	1,180,453

Change in estimate of operating lease liability	740,543	-
Accrue estimated lease settlement costs	-	(1,014,275)
Settlement of operating lease liability	500,000	-
Change in estimate of wind-down operating expenses	(1,033,499)	-
Change in payroll tax liability	59,910	-
Change in estimated assets and liabilities during liquidation	9,541,076	513,211

Net assets / (deficit) in liquidation, end of period	$(71,848)	$17,696,007

The accompany notes are an integral part of this financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD FROM JANUARY 1, 2006 TO DECEMBER 4, 2006
(GOING CONCERN BASIS)

Revenue
License fees	$4,937,764
Content, subscription, and customer support services	6,184,723
Professional services	1,069,366
Total revenue	12,191,853

Costs of revenue
Software amortization	2,191,690
Content, subscription, and customer support services costs	1,339,799
Professional services costs	316,178
Shipping and other costs	219,838
Total costs of revenue	4,067,505

Operating expenses
Selling, general and administrative expense	15,434,977
Product development expense	2,390,390
Depreciation and amortization of property and equipment	1,455,112
Litigation settlement	1,250,000
Officer severance and bonus	6,306,536
Total operating expenses	26,837,015

Operating loss	(18,712,667)

Interest income	16,515
Interest expense (including $614,411 to related parties)	(1,433,208)
Gain related to sale of assets	55,546,329
Other income	2,360
Income before income taxes	35,419,329
Provision for income taxes	(893,921)
Net income	$34,525,408

Net income per share
basic	$1.13
diluted	$0.83
Weighted average common shares outstanding
basic	30,518,230
diluted	41,461,599

The accompany notes are an integral part of this financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2006 TO DECEMBER 4, 2006
(GOING CONCERN BASIS)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2006	15,000	$10,422,299	7,000	$5,247,688	30,518,230	$305,182	$46,179,211	$(63,019,272)	$(864,892)

Redemption of preferred stock	(15,000)	(10,422,299)	(7,000)	(5,247,688)			(3,170,013)		(18,840,000)

Stock-based compensation expense					3,800,000	38,000	4,408,008		4,446,008

Deferred compensation to officers							111,000		111,000

Net income	-	-	-	-	-	-	-	34,525,408	34,525,408

Balances at December 4, 2006	-	$-	-	$-	34,318,230	$343,182	$47,528,206	$(28,493,864)	$19,377,524

The accompany notes are an integral part of this financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIOD FROM JANUARY 1, 2006 TO DECEMBER 4, 2006
(GOING CONCERN BASIS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,525,408
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on sale of assets to McAfee	(55,546,329)
Depreciation and amortization	3,646,802
Provision for returns, allowances and bad debts	825
Stock-based compensation expense	4,557,008
Amortization of deferred credit for tenant incentive
recorded as leasehold improvements	(95,843)
Amortization of debt issuance costs recorded as interest expense	32,812
Changes in operating assets and liabilities:
Accounts receivable - trade	2,466,405
Prepaid expenses and other current assets	34,611
Accounts payable and accrued expenses	506,430
Accrued compensation and payroll tax obligations	328,367
Accrued officer severance and bonus	6,306,536
Income taxes payable	893,921
Deferred revenue	(362,107)

NET CASH USED IN OPERATING ACTIVITIES	(2,705,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(1,254,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of assets to McAfee, net of transaction costs	57,953,240
Redemption of preferred stock	(18,840,000)
Payments of long-term debt	(3,750,000)
Proceeds from note payable to an officer	3,000,000
Payment of note payable to an officer	(3,000,000)
Advances from an officer	1,678,171
Payments on notes and advances from related parties	(1,753,643)
Net payments from factoring accounts receivable	(924,777)
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,362,991
Net increase in cash and cash equivalents	30,403,253
Cash and cash equivalents at the beginning of the period	1,320,376
Cash and cash equivalents at the end of the period	$31,723,629

The accompany notes are an integral part of this financial statement.

CDSS WIND DOWN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" or the “Company”) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS”). The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. CDSS anticipates that it will not make further distributions to its common stockholders. A distribution of $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.

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

Plan of Complete Liquidation and Dissolution

As of the date of this Report  and at December 31, 2007, we had not filed a certificate of dissolution in Delaware; however at a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts, and our activities are currently limited to:

•	filing a certificate of dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;

•	paying or settling the obligations owed to the Company’s remaining creditors;

•	terminating or settling any of the Company’s remaining commercial agreements, relationships or outstanding obligations;

•	resolving any outstanding potential litigation;

•	collecting any outstanding amounts due to CDSS;

•	establishing a contingency reserve for payment of the Company’s expenses and liabilities;

•	completing of tax filings;

•	complying with Securities and Exchange Commission reporting requirements; and

•	making distributions to stockholders, although none are anticipated.

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

As of the date of this Report and at December 31, 2007, we had not filed a certificate of dissolution because we had not yet settled all of our outstanding obligations. Based on our remaining assets and our projections of operating expenses and liquidation costs, we believe that there will not be any remaining funds to distribute to our common stockholders. A distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007.

Following the 30-day indemnity period following the closing of the Asset Sale (which expired on January 3, 2007), the satisfaction of the holdback provisions of the Asset Purchase Agreement and payment of our initial liquidating distribution (paid on January 5, 2007), our board of directors may, at any time, turn our management over to a third party to complete the liquidation of our remaining assets and distribute any remaining proceeds from the Asset Sale to our stockholders pursuant to the plan of liquidation and dissolution, although none are likely. This third-party management may be in the form of a liquidating trust, which, if adopted by our board of directors, would succeed to all of our assets, liabilities and obligations. Our board of directors may appoint one or more of its members, one or more of our officers or a third party to act as trustee or trustees of such liquidating trust. If, however, all of our assets are not distributed within three years after the date our certificate of dissolution is filed with the State of Delaware, we will transfer our remaining assets to a liquidating trust if we have not already done so.

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2007 we had three employees, including our CEO, all involved in the wind down of the Company pursuant to the Plan of Dissolution.

Basis of Presentation

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements for the period December 5, 2006 to December 31, 2006, and for the year ended December 31, 2007 are presented on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates

The preparation consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting periods. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the Estimated Costs to be Incurred During Liquidation have the greatest potential impact on our consolidated financial statements.

Estimated Costs to be Incurred

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated by approximately April 2008 if all liabilities are settled. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618,000 related to its lease liability, including a one-time termination fee of $500,000 and $118,000 in rents due. Costs and expenses of approximately $363,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2007. These costs and expenses include estimates of compensation, benefits and employment taxes of $268,262 for employees that were retained to assist with the wind down, as well as legal, accounting and professional fees, and other administrative expenses of $95,100 anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

The Company’s CEO has committed to advance the Company up to $75,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

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

Customers could obtain a license from Citadel's direct sales organization, or license products through promotions or agreements with independent third party resellers and strategic partners. The Company's products were not licensed through retail distribution channels. A customer could return a product only under very limited circumstances during the first thirty to ninety days from the date of shipment for a replacement if the media is damaged or for a full refund if the software did not perform in accordance with written specifications. Accordingly, the Company recorded a provision for returns against license revenue in the same period the revenue was recorded. The provision was subject to estimation by management and had been based on historical product returns, average invoice size, revenue volume and other known data as well as market and economic conditions. As a result of the Sale, the Company no longer generates receivable balances from sales revenue. At December 31, 2007, the Company had no receivables.

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

The Company evaluated the estimated net realizable value of each software product at each quarterly balance sheet date. The Company’s estimate was based on historical and forecasted net revenue for each product. Net revenue was the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. If the net book value exceeded the estimate of net realizable value, the Company would have recorded a write-down to net realizable value on each product affected. The Company determined that no write-down of capitalized software development costs was required through the period January 1, 2006 to December 4, 2006. Citadel’s SecurePC and NetOFF products were no longer actively marketed beginning in January 2006 and customer support for these products will cease in April 2007. These legacy products were fully amortized in prior years and as a result, there was no write-off required for any capitalized software development costs or purchased software associated with these products.

A summary of capitalized costs, expenses and amortization discussed above is presented in the following table:

Period from January 1, 2006 to December 4, 2006
Product development expense, net of capitalized software development costs	$2,390,390
Software development costs capitalized	$1,254,584
Software amortization expense	$2,191,690

Capitalized costs, expenses and amortization were $0 in 2007 due to the Company’s switch to the liquidation basis of accounting after the sale of the Company to McAfee.

Net Loss per Common Share

Prior to the Sale, the Company reported net income per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants.

Period from January 1, 2006 to December 4, 2006

Basic income per share:
Net income	$34,525,408
Weighted average number of common shares outstanding during the period	30,518,230
Basic net income per share	$1.13

Diluted income per share:
Net income	$34,525,408
Weighted average number of common shares outstanding during the period	30,518,230
Shares issuable from assumed exercise of options	1,427,240
Shares issuable from assumed conversion of preferred stock	9,516,129
Total shares for purposes of calculating diluted net income per share	41,461,599
Diluted net income per share	$0.83

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

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no impact on our consolidated financial statements.

Advertising Expense

Prior to the Sale, the Company expensed costs associated with advertising as they are incurred and included these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the period from January 1, 2006 to December 4, 2006 was approximately $763,000.

Stock-Based Compensation

Prior to the Sale, on January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”), and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. CDSS’s consolidated financial statements as of and for the period from January 1, 2006 to December 4, 2006 reflect the impact of adopting SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The adoption of SFAS No. 123R required the Company to record substantial non-cash stock compensation expenses prior to the Sale. While the adoption of SFAS No. 123R did not have a significant effect on the Company's financial condition or cash flows, it did have a significant effect on the Company's results of operations prior to the sale. Stock-based compensation expense presented in the accompanying consolidated financial statements (going concern basis) for the period from January 1, 2006 to December 31, 2006 totaled $4,557,008.

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

Following the closing, the Company redeemed all of its shares of preferred stock outstanding for $18,840,000 and repaid notes payable, advances and accrued interest of approximately $8,172,000, including approximately $4,044,000 of payments to the Company's CEO. A distribution dividend of $0.50 per share was paid to shareholders on January 5, 2007. The Company does not expect to make any additional distributions. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

NOTE C - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents. Cash and cash equivalent deposits are at risk to the extent that they exceed FDIC insured amounts. The Company invests excess cash through banks, primarily in highly liquid money market accounts.

NOTE D - INCOME TAXES

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate of 35% to income before provision for income taxes is explained below:

Year Ended December 31, 2006
Benefit computed at federal statutory rate	$11,808,000
Decrease in valuation allowance	(8,820,000)
Alternative minimum tax on asset sale	894,000
Net operating loss carryforward	(4,326,000)
Share based compensation	1,684,000
Tax rate differential	(290,000)
Permanent differences	45,000
Other	(101,000)
$894,000

For federal income tax purposes, at December 31, 2007 the Company had a net operating loss carryforward of approximately $3,000,000. In 2002, the Company was spun out of its former parent in a pro rata stock dividend distribution to shareholders of the former parent. At that time, there was uncertainty of the availability approximately $12 million of net operating loss carryforwards related to the Company's business but incurred by the former parent. As a result, the Company elected not to consider these net operating losses in its tax computations until such time that the tax position could be clarified. In 2006, the Company clarified its tax position regarding these net operating loss carryforwards and determined that the $12 million could be utilized to offset future earnings of the Company and has adjusted the tax computation to reflect the availability of these net operating losses. At December 31, 2005 $33 million of estimated net operating losses were available to the Company. During 2006 approximately $45 million of net operating losses were utilized to offset taxes on 2006 pre-tax income and a liability for alternative minimum tax of approximately $894,000 was provided. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2024. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE E - COMMON STOCK

During the year ended December 31, 2006 the Company issued 450,000 unregistered shares as a result of exercise of options by the CEO and former CFO. Pursuant to the terms of the Sale to McAfee and the resulting deemed change of control, the Company amended its employment agreements with Mr. Solomon, the CEO, to provide that, if the Sale was completed, and in consideration of his non-competition agreement with McAfee, Mr. Solomon would agree to forgive CDSS’s obligation to pay him a bonus and cancel his stock option agreements and, in exchange, the Company would issue him 3,650,000 shares of common stock of which 400,000 shares have not been registered. The Company also amended its agreement with Mr. Connelly, the former CFO, to provide that, if the Sale was completed, Mr. Connelly would agree to forgive CDSS’s obligation to pay him a bonus and cancel a stock option agreement for 50,000 shares of common stock and, in exchange, the Company would issue him 50,000 unregistered shares of common stock. The Company agreed with Mr. Joe Allbaugh, a director that upon a deemed change of control the Company would pay Mr. Allbaugh a bonus equal to the aggregate exercise price of 100,000 of the options granted to him. In October 2006, the Company amended its agreement with Mr. Allbaugh to provide that, upon completion of the asset sale, Mr. Allbaugh would agree to forgive the Company's obligation to pay him the bonus and cancel his stock options and, in exchange, the Company would issue him 100,000 shares of common stock. As a result of these amendments, Messrs. Solomon, Connelly and Allbaugh will receive distributions on their shares, on the same basis as other common stockholders. The Company issued these shares to Messrs. Solomon, Connelly and Allbaugh on December 18, 2006. Approximately $2,052,000 was recorded as stock compensation expense related to these modifications.

No common stock was issued in the year ended December 31, 2007.

NOTE F - REDEEMABLE PREFERRED STOCK

Pursuant to the Preferred Holder Agreement dated October 2, 2006 between CDSS, Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., the Company redeemed its outstanding shares of Series A and Series B Convertible Preferred Stock for $18.84 million on December 15, 2006. The Preferred Holder Agreement also requires an additional payment of up to $4.71 million to the extent distributions to CDSS's common stockholders exceed $19.75 million or $0.57 per share. The Company made a distribution to shareholders of $0.50 per share on January 5, 2007 and does not anticipate making any further distributions to common or the former preferred shareholders.

NOTE G - STOCK OPTIONS AND WARRANTS

For options granted during the period from January 1, 2006 to December 4, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. As a result of the Sale and the resulting stock option transactions, stock-based compensation for the period from January 1, 2006 to December 4, 2006 has been adjusted for actual forfeitures.

Stock-based Compensation Plans

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of CDSS. The Plan authorizes the board of directors or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan. Since the inception of the plan CDSS has granted 4,435,000 awards under the Plan through December 4, 2006, the date of the Sale. Options cancelled since the inception of the Plan due to employee terminations amounted to 3,418,276 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 437,224 options since the inception of the Plan through December 4, 2006. Due to the Sale, 1,719,000 outstanding options were exercisable on December 4, 2006; 579,500 stock options became eligible for the cash out program discussed below, and 1,139,500 were cancelled. No options were outstanding or exercisable at December 31, 2007 or 2006 under the Plan. The options granted had a term of 10 years and generally vested over periods of up to three years. The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003.

In addition, the Company granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Prior to the Sale options were granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less and generally vest over periods of from one to three years. At December 4, 2006 there were 2,751,250 options outstanding that had been awarded outside of the Plan of which 2,323,714 were exercisable and 427,536 were unvested and not subject to acceleration. As a result of the Sale, 3,700,000 were exercised, 1,282,500 cancelled by their terms, 793,750 were eligible for the cash-out program. At December 31, 2007 and 2006, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share.

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

On December 4, 2006, an aggregate of 8,270,250 stock options were fully vested, of which 941,453 became fully vested as a result of the deemed change of control. Total stock compensation expense for the period January 1, 2006 to December 4, 2006 was $4,557,008 of which $914,160 was attributable to the vesting acceleration and $111,000 was associated with the vesting of shares of restricted stock. Of the fully vested stock options at December 4, 2006, an aggregate of 1,373,250 stock options were eligible to receive a payment of under the cash-out program. The remaining 6,897,000 stock options expired by the terms of the stock option agreements and the 2002 stock incentive plan where applicable. At December 31, 2006 a Cash-out Program liability of $255,510 was accrued, assuming that the maximum per share distribution of $0.54 per share would be available for distribution to shareholders. On January 5, 2007 an aggregate payment of $200,610 was made to holders of stock options eligible under the Cash-out Program. The aggregate payment represented the difference between the $0.50 per share distribution to shareholders and each option holder's per share exercise price, multiplied by the number of options eligible for the cash-out payment. As we do not anticipate any further distributions to common shareholders, the remaining liability has been reversed during 2007.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the period from January 1, 2006 to December 4, 2006:

Risk-free interest rates	4.29%-5.03%
Expected lives	5.8 years
Dividend yield	0%
Expected volatility	97%-121%
Weighted-average volatility	111%

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

Stock Option Activity

The following table summarizes the activity under the Plan for the year ended December 31, 2006:

	2002 Stock Incentive Plan
	2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of the year	2,327,000	$1.59
Granted	134,000	0.45
Exchanged for common stock	(100,000)	-
Exercised	0	-
Cash-out program	(579,500)	0.40
Cancelled	(1,781,500)	1.93
Outstanding at end of the year	-	-
Vested and expected to vest at December 31, 2006	-	-
Options exercisable at December 31, 2006	-	-

The following table summarizes the activity under the Plan for the year ended December 31, 2006:

	Outside the Plan
	2006
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding at beginning of the year	6,516,250	$0.99	-
Granted	-	-	-
Exchanged for common stock	(3,700,000)	-	-
Exercised	-	-	-
Cash-out program	(793,750)	0.32	-
Cancelled	(1,347,500)	2.36	-
Outstanding at end of the year	675,000	2.04	7.36 years
Vested and expected to vest at December 31, 2006	675,000	2.04	7.36 years

Options exercisable at December 31, 2006	675,000	2.04	7.36 years

The 675,000 options remain outstanding at December 31, 2007.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock that were ”in-the-money” at December 31, 2007. At December 31, 2007, no options were “in-the-money”.

The weighted average grant-date fair value of options granted in the year ended December 31, 2006 was $0.38. No options were granted during the year ended December 31, 2007.

As of December 31, 2007, there was no unrecognized compensation cost related to unvested stock options.

Modifications to Option Terms

Pursuant to the terms of certain option agreements and the Asset Purchase Agreement, Mr. Solomon, CEO, Mr. Connelly, CFO and Mr. Allbaugh, a director were issued 3,650,000, 50,000 and 100,000 shares of common stock, respectively in return for cancelling their stock option agreements and forgoing a cash bonus equaling the exercise price of their options. See NOTE E - COMMON STOCK for further discussion. Pursuant to SFAS123(R) the change in the terms of the option award is a modification of the award requiring a charge to income for the difference between the fair value of the stock option immediately before the modification and immediately following the modification. The fair value of these awards of approximately $2,052,000 was recorded as a charge to stock compensation expense with an offset to Additional Paid in Capital. In addition, the Company modified certain options held by seven individuals including officers, directors and employees that were issued outside the Citadel incentive stock award plan. The modification of the awards was to provide the cash out component to the option award. The fair value of the awards immediately prior to the modification and immediately after the modification was determined to be equal because the modification for the cash out provision did not affect any of the components of the Black-Scholes valuation model.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2007, CDSS subleased approximately 750 square feet of office space from a third party on a month to month basis in Dallas, Texas.   On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618,000 related to its lease liability, including a one-time termination fee of $500,000 and $118,000 in rents due.

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

In addition, the Company agreed to pay the CFO a retention bonus of $95,557 if he was still employed with CDSS on March 31, 2007, or earlier if the board of directors determines that his services are no longer needed in connection with CDSS’s liquidation and dissolution. This retention bonus was accrued as part of the officer severance and bonus at December 31, 2006 and paid during 2007.

The Company entered into an employment agreement with the CEO, dated October 1, 2002, as amended on October 1, 2003, as well as a change of control agreement dated December 2005 (“CEO Employment Agreements”). The CEO Employment Agreements collectively provide, in the event of certain terminations following a deemed change of control, for the following:

·	a payment equal to three times the CEO’s annual base salary;

·	a payment equal to three times the CEO’s annual bonus;

·	an option exercise bonus; and

·	gross-up payments for taxes related to these payments.

After execution of the Asset Purchase Agreement, the Company amended the CEO Employment Agreements with to provide that, in lieu of the payments to be received under the CEO Employment Agreements, and in consideration of his non-competition agreement with McAfee, he will receive, after the completion of the asset sale, $6,089,234 in a lump sum (which includes tax gross-up) without a requirement of termination of his employment with CDSS. This amount reflects a reduction of approximately $500,000 from the amounts to which he would otherwise be contractually entitled. This arrangement allows CDSS to retain the services of the CEO after the closing, to the extent required in connection with CDSS’s liquidation, without requiring the CEO to forego the payments to which he is entitled. The amended agreement also provides that, in consideration of his non-competition agreement with McAfee, the CEO forgives the Company’s obligation to pay him a bonus and cancel his stock options and, in exchange, the Company will issue him 3,650,000 shares of common stock. (See additional discussion in NOTE E - COMMON STOCK. At December 31, 2006, $6,089,234 is included in “officer severance and bonus” in the Consolidated Statement of Net Assets in Liquidation at December 31, 2006.  This amount was paid during 2007.

NOTE I - SIGNIFICANT CUSTOMERS

Prior to the Sale, the Company operated in one business segment, the security software segment, but licenses it software and offers its services to a diverse group of customers in the Fortune 2000 in many industries, as well as, governmental agencies at the federal, state and local levels. The following customers represented more than 10% of total revenue during the period from January 1, 2006 to December 4, 2006:

End User Customer:
Defense Information Systems Agency	27%
Department of Veteran Affairs	12%
Department of Energy	34%

Industry Segment:
Government	82%
Corporate	12%
Financial institutions	5%
All other, primarily health	1%

Geographic Segments:
United States	99%
Outside of the United States	1%

NOTE J- RELATED PARTY TRANSACTIONS

On December 4, 2006, as a result of the Sale, the Company settled a note payable to the CEO which included a t $500,000 prepayment fee recorded as interest expense. The Company paid the CEO interest of approximately $115,000 on this note during the period from January 1, 2006 to December 4, 2006.

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

As part of the spin off transaction in May 2002, CDSS entered into a transition services agreement with CT Holdings, its former parent. The agreement provided that CT Holdings and CDSS provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and CDSS may need transitional assistance and support. The transition services agreement provided generally that each of CDSS and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. On December 4, 2006, pursuant to the terms of the Agreement discussed above, the transition services agreement was terminated. For the period from January 1, 2006 to December 4, 2006, due to the uncertainty of collection, the Company had expensed the fees of approximately $632,000 to general and administrative expense on a monthly basis as incurred. Approximately $687,000 of amounts due from CT Holdings under the transition services agreement were forgiven pursuant to the terms of the Asset Purchase Agreement.

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

During the years ended December 31, 2007, and 2006 the Company incurred legal fees in the amount of approximately $196,000,  and $565,000, respectively, to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative CDSS's CEO.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROL AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (who is also our Acting Chief Financial Officer), evaluated the effectiveness of our company's disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-KSB. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Acting Chief Financial Officer has concluded that as a result of the material weaknesses described in the Management Report on Internal Control Over Financial Reporting in this Form 10-KSB, our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-KSB. To address the material weaknesses described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b) Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Rule 13a-15(f) under Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our Chief Executive Officer (who is also our Acting Chief financial Officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, including our Chief Executive Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

Our management has concluded that, as of December 31, 2007 we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements.  Specifically, we identified weaknesses in controls over our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.  While we believe we have other controls in place that mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitutes a material weakness in our internal control over financial reporting as of December 31, 2007.

Notwithstanding the existence of material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Acting Chief Financial Officer, believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of  the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In 2008, we intend to improve our controls regarding documentation and to increase the involvement of members of our board of directors to improve the lack of segregation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the names of our directors at March 31, 2008, their principal occupations and the year in which each current director of CDSS initially joined the Board of Directors and the year in which their term as director expires.

Name	Age	Position with Company	Director Since	Term Expires
Steven B. Solomon	43	Chairman of the Board, President, Chief Executive Officer, Secretary	1996	2007
Major General (Ret) John Leide	70	Director	2001	2007
Chris A. Economou	52	Director	2001	2008
Joe M. Allbaugh	55	Director	2003	2009
Mark Rogers	47	Director	2005	2009

STEVEN B. SOLOMON has served as a director and the President and Chief Executive Officer of CDSS since its formation in December 1996, as President and Chief Executive Officer of CT Holdings Enterprises, Inc. ("CT Holdings") since May 1997 and as a director of CT Holdings since February 1996. Until May 2004 Mr. Solomon served as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Mr. Solomon also served from May 2000 to August 2006 as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage. Since November 1, 2007, Mr. Solomon has served as Executive Chairman and a member of the board of directors of Boo Koo Holdings, Inc., a developer and marketer of energy drinks.

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

Meetings and Committees of the Board of Directors

During fiscal year 2007, there were three meetings of the Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms, with the exception of Messrs. Allbaugh and Leide. In addition, the Board took action by written consent one time.

CDSS’s board of directors established three standing committees to assist in the discharge of its responsibilities. These committees include an audit committee composed exclusively of outside directors, Mr. Economou, General Leide and Mr. Rogers, an executive committee and a compensation committee. The executive committee has authority to act in place of the full board in matters delegated to it to the extent permitted under Delaware law. Messrs. Solomon and Economou serve as members of the executive committee. The executive committee did not meet or take action by written consent in 2007. CDSS’s board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Delaware law and CDSS’s by-laws.

The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 2002 Stock Incentive Plan, as amended. The Compensation Committee met one time during fiscal year 2007. At February 12, 2008 the Compensation Committee consisted of Messrs. Rogers, Economou and Leide, all of whom are independent directors as defined in the Nasdaq Stock Market Marketplace Rules.

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

The Audit Committee meets with the Company’s financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company’s financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent certified public accountants the Company’s annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four times during fiscal year 2007 and took action by written consent two times. The Audit Committee is required to have at least two members, each of whom must be “independent directors” as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou, Leide and Rogers are the current members of the Audit Committee. The Board has determined that Messrs. Economou, Leide and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou, Leide and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

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

The Company’s Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter was attached as an exhibit to the proxy statement for CDSS’s 2004 annual stockholder meeting and is available on CDSS’s website, www.cdsswd.com.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines. The guidelines govern, among other things, Board member responsibilities, committee composition and charters. A copy of the corporate governance guidelines may be requested and obtained for free from the Company. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is available on CDSS’s website, www.cdsswd.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and shareholders beneficially owning more than 10% of the Company's outstanding shares are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended December 31, 2007 and on written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and shareholders beneficially owning more than 10% of its outstanding shares were complied with during the fiscal year ended December 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (17)	All Other Compensation ($)		Total ($)
Steven B. Solomon Chief Executive Officer	2007	$225,000	$300,000	-		-	$690,000	(2)
							$5,399,234	(3)
							$24,313	(6)	$9,686,797
							$3,048,250	(5)

	2006	$225,000	$331,250	$1,971,000	(1)	-	$690,000	(2)
							$5,399,234	(3)
							$68,535	(4)	$11,733,269
							$3,048,250	(5)

Richard Connelly (a) Chief Financial Officer	2007	$48,045	-	-		-	$95,557	(2)	$400,216
							$95,557	(7)
							$95,557	(8)
							$65,500	(10)

	2006	$185,000	-	$27,000	(8)	-	$95,557	(2)	$574,808
							$82,125	(5)
							$95,557	(7)
							$95,557	(8)
							$24,069	(9)
							$65,500	(10)

Carl Banzhof (b) Chief Technology Officer	2007	-	$75,000	-		-	$40,500	(10)	$115,500
	2006	$170,192	-	-		-			$170,192

(a)	Mr. Connelly submitted his notice of resignation effective March 31, 2007.

(b)	Mr. Banzhof was employed from March 3196 until his resignation due to the change of control on December 4, 2006.

(1)
FAS 123R grant date value of 3,650,000 shares of common stock issued in exchange for the forgiveness of the Company’s obligation to pay Mr. Solomon a bonus and the cancellation of his stock options for 3,650,000 shares of stock.

(2)	Change of control bonus payment resulting from the Asset Sale completed on December 4, 2006.

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

(4)
Dividend on common stock owned by the named executive paid January 5, 2007 representing the first distribution payment to stockholders of $0.50 per share as a result of the Asset Sale completed on December 4, 2006

(5)
Includes a car allowance of $11,400, compensation of $11,599 related to annual incentive award trip, and payments of $10,661 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.

(6)	Severance payment resulting from the Asset Sale completed on December 4, 2006.

(7)	Retention bonus payable to Mr. Connelly on March 31, 2007.

(8)	Includes payments of unused vacation pursuant to the terms of the Asset Sale and payments of life, health and disability insurance premiums plus income tax gross up on the payment of the premiums.

(9)
Stock option cash out payment to holders of options that remained unexercised on the record date of the initial anticipated liquidating distribution received from us, at the same time liquidating distributions are made to holders of common stock, cash payments equal to the product of the total number of shares that were subject to such option immediately prior to the closing of the Asset Sale, and the amount per share then being distributed in respect of our common stock. A payment was made on January 5, 2007 contemporaneously with the dividend of $0.50 per share made to stockholders.

(10)	FAS 123R value of 50,000 shares of restricted common stock issued on December 19, 2005 including the related tax gross-up.

Grants of Plan Based Awards

No awards were granted to any named executive officer during the year ended December 31, 2006. Our CEO, CFO and the named executive officers held no stock options at December 31, 2006.

Report of the Compensation Committee

The Compensation Committee, which is composed solely of independent members of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its Committee charter for determining the compensation of our executive officers.  The philosophy of the Company's compensation program is to attract, retain and reward executives capable of leading the Company to achieve its business objectives. The Compensation Committee reviews the compensation program of the Chief Executive Officer. The Compensation Committee also oversees the administration of the Company's equity incentive and compensation plans.

The Compensation Committee has the authority to determine and discharge the responsibilities of the Board relating to the compensation of the Company's executive officers. The Compensation Committee may not delegate this authority to any other person. The Compensation Committee operates independently of management, but the Chief Executive Officer of the Company may make recommendations to the committee from time to time regarding salaries, bonuses or equity awards for officers other than himself. In making its decisions regarding the compensation of executive officers, the committee considers the Chief Executive Officer's evaluations of their performance and his recommendations regarding their compensation.

The Company's executive officer compensation program is comprised of base salary and the annual cash incentive compensation. The Company provides its executive officer and other employees with a base salary to provide a fixed amount of compensation for regular services rendered during the fiscal year. During 2007, the Compensation Committee maintained the compensation set forth in existing arrangements as it believed that would effectively meet its goal of retaining and motivating skilled executives to lead the Company.

Compensation Committee
Joe M. Allbaugh
Chris A. Economou
Major General (Ret.) John Leide

The foregoing Compensation Committee Report shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2008, there were issued and outstanding approximately 34,318,230 shares of common stock. There were no shares of Preferred Stock outstanding following their redemption in connection with the Asset Sale. There is no other class of voting security of CDSS issued or outstanding. The following table sets forth the number of shares of common stock beneficially owned as of February 12, 2008, by (i) each person known to the Company to own more than 5% of the common stock, (ii) each director, (iii) each executive officer and (iv) all directors, and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable within 60 days after March 31, 2008 are included as beneficially owned by the option holder or warrant holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned	Approximate Percent Of Class
Steven B. Solomon	6,854,484	19.97%

Major General (Ret) John Leide
78 Clubhouse Drive
Palm Coast, Florida 32137	226,100 (1)	0.66%

Joe M. Allbaugh
101 Constitution Avenue, NW, Suite 525 East
Washington, DC 20001-2133	375,000 (1)	1.09%

Chris Economou
150 North Federal Highway, Suite 210
Fort Lauderdale, Florida 33301	406,100 (1)	1.18%

Mark Rogers
751 Laurel St., #119
San Carlos, California 94070	242,875 (2)	0.71%

All Officers and directors as a group(6 people)	7,510,824 (3)	21.89%

(1)	Includes 200,000 immediately exercisable stock options.

(2)	Includes 50,000 immediately exercisable stock options.

(3)	Includes 650,000 immediately exercisable stock options.

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan, as amended (the "Plan") was adopted by the board of directors and approved by the stockholders of CDSS. The Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan. Options cancelled since the inception of the Plan due to employee terminations amounted to 3,418,276 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 437,224 options since the inception of the Plan through December 4, 2006.  Due to the Asset Sale 1,819,000 outstanding options were  exercisable on December 4, 2006; 579,500 stock options became eligible for the cash out program discussed below, the terms of 100,000 options were modified and exercised, and 1,139,500 were cancelled.  No options were outstanding or exercisable under the Plan at December 31, 2006 or 2007.  The options granted have a term of 10 years and generally vest over periods of up to three years. The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003.

The board of directors had also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options had been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted have a term of 10 years or less. At December 4, 2006 there were 6,451,250 options outstanding that had been awarded outside of the Plan, of which 6,023,714 were exercisable and 427,536 were unvested and not subject to acceleration.  As a result of the Asset Sale, 3,700,000 were exercised, 1,282,500 cancelled by their terms, and 793,750 were eligible for the cash-out program.  At December 31, 2006 and 2007, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share. No options were granted under the Plan in 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by security holders	-	-	2,562,776

Equity compensation plans not approved by security holders	675,000	$2.04	Not Applicable

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2007 and December 31, 2006, the Company incurred legal fees in the amount of approximately $196,193 and $565,000, respectively, to a law firm in which an attorney who is a partner was a relative of the Company’s CEO.

ITEM 13.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for services KBA Group LLP provided during fiscal years 2007 and 2006:

(1) Audit Fees:

Fees for audit services provided by KBA Group LLP total approximately $115,675 for 2007 and approximately $139,000 for 2006, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2) Non-Audit Related Fees:

KBA Group LLP did not bill the Company any non-audit related fees during 2007 or 2006.

(3) Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2007 or 2006.

(4) All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2007 or 2006.

(5) Audit Committee’s Pre-Approval Policies and Procedures

(i) The audit committee of the board of directors approves the scope of services and fees of the Independent Registered Public Accounting Firm on an annual basis, generally prior to the beginning of the services.

(ii) The audit committee of the board of directors approved 100% of the fees for the services above.

INDEX TO EXHIBITS

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

Date: April 14, 2008	CDSS WIND DOWN INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	STEVEN B. SOLOMON	President, Chief Executive Officer	April 14, 2008
	Steven B. Solomon	and Director
(Principal Executive Officer and Acting
Principal Financial and Accounting Officer)

/s/	JOHN LEIDE	Director	April 14, 2008
Major General (Ret.)
John Leide

/s/	CHRIS A. ECONOMOU	Director	April 14, 2008
Chris A. Economou

/s/	MARK ROGERS	Director	April 14, 2008
Mark Rogers

/s/	JOE M. ALLBAUGH	Director	April 14, 2008
Joe M. Allbaugh