Form 10-Q
period 2008-03-31
CDSS Wind Down Inc
filed 2008-05-20
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 20, 2008

Common Stock, Par value $.01 per share	34,318,230

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2008

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “CDSS” refer to CDSS Wind Down Inc., a Delaware corporation and its wholly-owned subsidiaries.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

PART I—FINANCIAL INFORMATION

The accompanying March 31, 2008 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 included in our fiscal year end December 31, 2007 Annual Report on Form 10-KSB, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF NET DEFICIT IN LIQUIDATION

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$9,264	$428,021
LIABILITIES
Accounts payable and accrued expenses	40,420	133,263
Accrued payroll tax liabilities	3,164	3,244
Estimated costs to be incurred during liquidation	29,000	363,362
Total liabilities	72,584	499,869
Net deficit in liquidation	$(63,320)	$(71,848)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Three months ending March 31, 2008	Three months ending March 31, 2007

Net (deficit) / assets in liquidation, beginning of period	$(71,848)	$17,696,007
Changes in net assets in liquidation:
Payments to shareholders and option holders	-	(17,152,808)
Payments of severance and bonus	-	(6,306,536)
Payments of stock option cash-out liability	-	(212,953)
Payments of income taxes	-	(1,054,517)
Payments of wind-down operating expenses	(407,219)	(665,422)
Contribution to CT Holdings Enterprises Inc.	-	(109,500)
Payments of lease liability	-	(195,463)
	(407,219)	(25,697,199)

Change in estimate of operating lease liability	-	100,000
Change in estimate of wind-down operating expenses	(29,000)	(634,137)
Change in payroll tax liability	(81)	(41,258)
Change in estimated assets and liabilities during liquidation	372,980	8,585,648

Net (deficit) / assets in liquidation, end of period	$(63,320)	$9,061

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Recent Developments

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" hereafter) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between Citadel and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS” or the “Company”). The Asset Purchase Agreement provided for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. A distribution of $17,152,808 or $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007. CDSS does not currently anticipate that it will have any additional funds to distribute to common stockholders.  CDSS may liquidate after winding up, or CDSS may engage in a merger or similar transaction if presented to CDSS and approved by our stockholders. We have not entered into any agreement with respect to such a transaction.

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

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements as of and for the periods ended March 31, 2008 and 2007, and as of December 31, 2007 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated by approximately June 2008 if all liabilities are settled. As of March 31, 2008, the Company had approximately $29,000 accrued for costs and expenses expected to be incurred during liquidation. These costs and expenses consisted of legal, accounting and professional fees of approximately $29,000. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.  If available cash is not adequate to provide for the Company’s obligations, liabilities, operating costs and claims, the Company’s CEO has advanced $45,000 and committed to advance the Company up to an additional $64,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30).  The following discussions contain forward-looking statements.  Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2008

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net deficit in liquidation as of December 31, 2007 and March 31, 2008 (liquidation basis), together with the changes in net assets for the three month periods ended March 31, 2008 and March 31, 2007 (liquidation basis).

CHANGES IN NET ASSETS IN LIQUIDATION

Three months ending March 31, 2008

At December 31, 2007, the Company had an approximate deficit $72,000 in liquidation. During the three months ending March 31, 2008, the Company paid approximately $407 thousand in wind-down operating expenses for salaries, professional fees and various overhead related expenses. The Company increased the estimate of costs to be incurred during liquidation liability by $29,000. These changes resulted in net assets in liquidation of approximately deficit $63 thousand at March 31, 2008.

If available cash is not adequate to provide for the Company’s obligations, liabilities, operating costs and claims, the Company’s CEO has advanced $45,000 and committed to advance the Company up to an additional $64,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

WE DO NOT EXPECT TO MAKE ANY FUTURE DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and will not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of our liquidation will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, settlement of remaining obligations under operating leases, and unexpected or greater than expected expenses. Furthermore, we anticipate that we will not make additional distributions. The estimates we have provided are based on currently available information. Notwithstanding stockholder authorization or consent to the Plan of Dissolution and its contemplated transactions, the Board of Directors may modify, amend or abandon the Plan of Dissolution and its contemplated transactions without further action by the stockholders to the extent permitted by law. We may engage in a merger or similar transaction if such a transaction is presented to us and is approved by our stockholders. We have not entered into any agreement with respect to such a transaction.

OUR COMMON STOCK IS CONTINUING TO TRADE EVEN THOUGH WE ARE IN THE PROCESS OF LIQUIDATION AND WILL NOT MAKE ANY LIQUIDATING DISTRIBUTIONS.

Our common stock continues to trade on the OTCBB under the symbol “CWDW.” Trading in our stock is inherently risky, highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process or to participate in a merger or similar transaction. Because we anticipate that we will not make any liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at March 31, 2008.

IF WE OBTAIN ADDITIONAL FINANCING FROM RELATED PARTIES, THE TERMS AND CONDITIONS COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS OR RESULT IN A CHANGE OF CONTROL.

If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, our CEO has advanced $45,000 and committed to advance the Company up to an additional $64,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by our disinterested directors and our CEO.  These terms could result in dilution to our common stockholders and could result in the issuance of a majority of our common stock (or securities convertible into a majority of our common stock or possessing a voting majority) to our CEO, in which case our CEO would be able to enter into other corporate transactions without the necessity for a shareholder vote.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, income, franchise, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. We anticipate that we will not have any future distribution out of the liquidation to stockholders. Because we do not have available cash to provide for our obligations, liabilities, expenses and claims, or if we enter into a merger or similar transaction, we will not likely be able to distribute meaningful cash out of the liquidation, or any cash at all, to our stockholders.

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY AND THE ULTIMATE DISTRIBUTIONS TO OUR STOCKHOLDERS

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At March 31, 2008, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

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

DISTRIBUTION OF CASH OUT OF THE LIQUIDATION, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors, and could be abandoned if we enter into a merger or similar transaction. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. While we do not anticipate that there will be any further distributions to stockholders, any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 relates to our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.

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

Date: May 20, 2008	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)