Form 10-Q
period 2008-06-30
CDSS Wind Down Inc
filed 2008-08-19
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2008

Common Stock, Par value $.01 per share	34,318,230

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2008

Table of Conrents

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

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation, our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution.

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

Table of Conrents

PART I—FINANCIAL INFORMATION

The accompanying June 30, 2008 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net deficit in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 included in our fiscal year end December 31, 2007 Annual Report on Form 10-KSB, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF NET DEFICIT IN LIQUIDATION

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$93	$428,021

LIABILITIES
Accounts payable and accrued expenses	$47,701	133,263
Accrued payroll tax liabilities	1,672	3,244
Payable to officer	51,182	−
Estimated costs to be incurred during liquidation	10,500	363,362
Total liabilities	111,055	499,869
Net deficit in liquidation	$(110,962)	$(71,848)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Conrents

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Net (deficit) / assets in liquidation, beginning of period	$(63,320)	$9,061	$(71,848)	$17,696,007
Changes in net assets in liquidation:
Payments to shareholders and option holders	−	−	−	(17,152,808)
Payments of severance and bonus	−	(221,738)	−	(6,528,274)
Payments of stock option cash-out liability	−	−	−	(212,953)
Payments of income taxes	−	−	−	(1,054,517)
Payments of wind-down operating expenses	(56,607)	(400,856)	(463,826)	(1,066,278)
Contribution to CT Holdings Enterprises Inc.	−	−	−	(109,500)
Payments of lease liability	−	(618,011)	−	(813,474)
	(56,607)	(1,240,605)	(463,826)	(26,937,804)

Change in estimate of operating lease liability	−	640,543	−	740,543
Settlement of operating lease liability	−	500,000	−	500,000
Change in estimate of wind-down operating expenses	(10,500)	(36,000)	(39,500)	(670,137)
Change in payroll tax liability	(1,492)	88,446	(1,573)	47,188
Change in estimated assets and liabilities during liquidation	20,957	417,161	465,785	9,002,809
Net (deficit) / assets in liquidation, end of period	$(110,962)	$378,606	$(110,962)	$378,606

The accompanying notes are an integral part of these consolidated financial statements.

Table of Conrents

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Recent Developments

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" or “CDSS” hereafter) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between Citadel and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS” or the “Company”). The Asset Purchase Agreement provided for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. A distribution of $17,152,808 or $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007. CDSS does not currently anticipate that it will have any additional funds to distribute to common stockholders.  CDSS may liquidate after winding up, or CDSS may engage in a merger or similar transaction if presented to CDSS and approved by our stockholders. We have not entered into any agreement with respect to such a transaction.

CDSS was incorporated in Delaware in December 1996. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice from the NASDAQ for failure to meet the $1 per share minimum trading price. On January 11, 2007 the trading symbol became “CWDW" resulting from the name change.

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

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements as of and for the periods ended June 30, 2008 and 2007, and as of December 31, 2007 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Table of Conrents

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated by approximately December 2008 if all liabilities are settled. As of June 30, 2008, the Company had approximately $111,000 accrued for unpaid costs and expenses incurred and expected to be incurred during liquidation. These costs and expenses primarily consisted of legal, accounting and professional fees. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

NOTE B - PAYABLE TO OFFICER

At June 30, 2008, the Company has recorded a payable of approximately $51,000 to its CEO for cash advances to the Company and for the payment of Company expenses by the CEO.  The CEO has committed to advance the Company up to an additional $60,000 should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

CDSS and Steven B. Solomon, the CEO and President of CDSS, are party to an employment agreement which provides for salary payments to Mr. Solomon. As of June 30, 2008, Mr. Solomon has waived the payment of $65,543 of these amounts since April 1, 2008.

Table of Conrents

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

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2008

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net deficit in liquidation as of December 31, 2007 and June 30, 2008 (liquidation basis), together with the changes in net assets for the three and six month periods ended June 30, 2008 and 2007 (liquidation basis).

CHANGES IN NET ASSETS IN LIQUIDATION

Three and six months ended June 30, 2008

At December 31, 2007, the Company had an approximate $72,000 deficit in liquidation and at June 30, 2008 the approximate deficit in liquidation was $111,000.  During the six months ended June 30, 2008, the Company paid approximately $464,000 in wind-down operating expenses for salaries, professional fees and various overhead related expenses including approximately $57,000 during the three months ended June 30, 2008. Since December 31, 2007, the Company increased the estimate of costs to be incurred during liquidation liability by $40,000 of which $10,500 remains accrued as of June 30, 2008.  In addition the Company’s CEO advanced approximately $51,000 to the Company for the payment of expenses.  These changes resulted in a deficit in net assets in liquidation of approximately $111,000 at June 30, 2008.

Table of Conrents

If available cash is not adequate to provide for the Company’s obligations, liabilities, operating costs and claims, the Company’s CEO is expected to advance the Company funds but no assurances can be made that the CEO will advance any funds to the Company and the CEO had committed to advance up to $111,000 in cash for liquidation or working capital expenses through December 31, 2008.  During the three months ended June 30, 2008 the CEO advanced approximately $51,000 of this commitment to the Company leaving a remaining commitment of up to $60,000.  Any cash advances by the CEO to the Company would be on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

CDSS and Steven B. Solomon, the CEO and President of CDSS, are party to an employment agreement which provides for salary payments to Mr. Solomon. As of June 30, 2008, Mr. Solomon has waived the payment of $65,543 of these amounts since April 1, 2008.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2008 upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 relates to our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.

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

Table of Conrents

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at June 30, 2008.

Table of Conrents

IF WE OBTAIN ADDITIONAL FINANCING FROM RELATED PARTIES, THE TERMS AND CONDITIONS COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS OR RESULT IN A CHANGE OF CONTROL.

As available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, through June 30, 2008 our CEO has advanced $51,000 and committed to advance the Company up to an additional $60,000 in funding should it be necessary for liquidation or working capital expenses through December 2008, on terms and conditions to be approved by our disinterested directors and our CEO.  During the three months ended June 30, 2008 the CEO advanced approximately $51,000 to pay expense of the Company.  These terms could result in dilution to our common stockholders and could result in the issuance of a majority of our common stock (or securities convertible into a majority of our common stock or possessing a voting majority) to our CEO, in which case our CEO would be able to enter into other corporate transactions without the necessity for a shareholder vote.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At June 30, 2008, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

Table of Conrents

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

Table of Conrents

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

Table of Conrents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2008	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)