Form 10-Q
period 2008-09-30
CDSS Wind Down Inc
filed 2008-11-19
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________to____________

Commission File Number: 000-33491

CDSS WIND DOWN INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2873882
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 MCKINNEY AVE., SUITE 1500, DALLAS, TEXAS 75201
(Address of principal executive offices)                              (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

Title of Class	Outstanding at November 18, 2008

Common Stock, Par value $.01 per share	34,318,230

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2008

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of CDSS;

•	any statements regarding the disposition of our existing assets or settlement of liabilities; and

•	any statements regarding liquidating distributions, if and when, to our Shareholders.

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of CDSS;

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

PART I—FINANCIAL INFORMATION

The accompanying September 30, 2008 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net deficit in liquidation, changes in net assets (deficit) in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 included in our fiscal year end December 31, 2007 Annual Report on Form 10-KSB, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF NET DEFICIT IN LIQUIDATION

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$41	$428,021

LIABILITIES
Accounts payable and accrued expenses	$40,244	$133,263
Accrued payroll tax liabilities	1,672	3,244
Convertible promissory note payable to officer	69,450	−
Payable to officer	1,060	−
Estimated costs to be incurred during liquidation	12,000	363,362
Total liabilities	124,426	499,869
Net deficit in liquidation	$(124,385)	$(71,848)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
NET ASSETS (DEFICIT) IN LIQUIDATION

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net (deficit) / assets in liquidation, beginning of period	$(110,962)	$378,606	$(71,848)	$17,696,007
Changes in net assets (deficit) in liquidation:
Payments to shareholders and option holders	−	−	−	(17,152,808)
Payments of severance and bonus	−	−	−	(6,528,274)
Payments of stock option cash-out liability	−	−	−	(212,953)
Payments of income taxes	−	−	−	(1,054,517)
Payments of wind-down operating expenses	(19,380)	(335,324)	(483,206)	(1,389,841)
Contribution to CT Holdings Enterprises Inc.	−	(118,462)	−	(227,962)
Payments of lease liability	−	−	−	(813,474)
	(19,380)	(453,786)	(483,206)	(27,379,829)

Change in estimate of operating lease liability	−	−	−	740,543
Settlement of operating lease liability	−	−	−	500,000
Change in estimate of wind-down operating expenses	(12,000)	−	(51,500)	(670,137)
Change in payroll tax liability	−	13,136	(1,573)	60,324
Change in estimated assets and liabilities during liquidation	17,957	276,340	483,742	9,267,388
Net assets (deficit) in liquidation, end of period	$(124,385)	$214,296	$(124,385)	$214,296

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

CDSS was incorporated in Delaware in December 1996. The principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice from the NASDAQ for failure to meet the $1 per share minimum trading price. On
January 11, 2007 the trading symbol became “CWDW" resulting from the name change.

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

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements as of and for the periods ended September 30, 2008 and 2007, and as of December 31, 2007 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated by approximately December 31, 2008 if all liabilities could be settled. As of September 30, 2008, the Company had approximately $12,000 accrued for unpaid costs and expenses expected to be incurred during liquidation. These costs and expenses primarily consisted of legal, accounting, professional fees and interest. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

NOTE B - RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company has liabilities to its CEO of $69,450 in the form of a convertible promissory note, $548 of accrued interest related to the Note, and $1,060 in the form of a payable for cash advances to the Company and for the payment of Company expenses by the CEO.  The CEO has committed to advance the Company up to an additional $41,000 should it be necessary for liquidation or working capital expenses through December 31, 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,450 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at September 30, 2008, Mr. Solomon would have received 228,788,200 shares of the Company's common stock representing approximately 90% of the Company's then issued and outstanding common stock.  The fair value of these common shares at September 30, 2008 was approximately $229,000.

Prior to the issuance of the Note, Mr. Solomon beneficially owned 6,854,484 shares of the Company's common stock.  Therefore, on August 27, 2008, Mr. Solomon beneficially owned a total of 235,652,684 shares of the Company’s common stock (if the Note were converted into shares of the Company’s common stock), or more than 50% of the Company’s common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note in full at this time.  The Company has agreed to use its best efforts to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

During the nine months ended September 30, 2007, CDSS paid $109,500 in legal expenses and made an income tax payment of approximately $119,000 on behalf of CT Holdings Enterprises, Inc. (“CTHE”), a related party.

NOTE C – INCOME TAXES

The Asset Sale was a taxable transaction to the Company for United States federal income tax purposes and accordingly the Company recognized a gain in its federal income tax return for the year ended December 31, 2006.  In the federal income tax return filed for the year ended December 31, 2006, the gain from the Asset Sale recognized was fully offset by net operating loss carryforwards of approximately $44,000,000.  In addition, a tax liability of approximately $894,000 was computed resulting from the application of the federal Alternative Minimum Tax (“AMT”) rules. This AMT tax liability was fully paid during the first quarter of 2007.  Unexpired net operating loss carryforwards of approximately $2,500,000 remain available to offset any future upward adjustments to the gain from the Asset Sales or adjustments to unaudited open tax years resulting from Internal Revenue Service audit adjustments.  The Company does not believe that there will be any additional material amount of taxes payable by it as a result of the Asset Sale and it believes that it has sufficient usable net operating loss carryforwards to offset substantially all of any income or gain recognized for “regular” federal income tax purposes resulting from a subsequent review and adjustment by the Internal Revenue Service. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company’s tax treatment of the asset sale or the availability of net operating loss carryforwards to fully offset the gains from the transaction or subsequent income adjustments.  To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating loss carryforwards, there may be adverse tax consequences to the Company and its stockholders, including that the Company could owe income taxes on up to the entire purchase price and that its common stockholders would be required to return any distributions they have received.

In evaluating the exposure associated with various tax filing positions, the Company considers accrual of charges for probable exposures.  At September 30, 2008, the Company believes that it has appropriately considered probable tax exposures.  To the extent the Company were not to prevail in matters for which tax accruals have been established or be required to pay taxes in excess of recorded accruals, the effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, reported tax liabilities and taxes may be subject to change at a later date due to final determination by the taxing authorities.  The impact of this final determination on the Company’s estimated tax obligations could be significant and could increase or decrease amounts of cash available for liquidation expenses or subsequent distribution to stockholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30).  The following discussions contain forward-looking statements.  Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

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

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net deficit in liquidation as of December 31, 2007 (liquidation basis) and September 30, 2008 (liquidation basis), together with the changes in net assets for the three and nine month periods ended September 30, 2008 and 2007 (liquidation basis).

CHANGES IN NET DEFICIT IN LIQUIDATION

Three months ended September 30, 2008 and 2007

At June 30, 2008, the Company had a deficit in assets in liquidation of approximately $111,000. During the three months ending September 30, 2008, the Company paid approximately $19,000 in wind-down operating expenses and accrued $12,000 as an estimate of additional wind down expense to be incurred.   Estimated net asset and liabilities in liquidation increased approximately $18,000 during the three months ended September 30, 2008.  These changes resulted in a net deficit in liquidation of approximately $124,000 at September 30, 2008.

CHANGES IN NET DEFICIT IN LIQUIDATION continued

At June 30, 2007, the Company had approximately $379,000 in net assets in liquidation. During the three months ending September 30, 2007, the Company paid approximately $335,000 in wind-down operating expenses. In addition a contribution of approximately $119,000 was made to CT Holdings Enterprises Inc. for the payment of income taxes.  The change in the net liabilities in liquidation at September 30 2007, including the change in the payroll tax liability, increased approximately $289,000. These changes resulted in net assets in liquidation of approximately $214,000 at September 30, 2007.

Nine months ended September 30, 2008 and 2007

At December 31, 2007, the Company had approximately $72,000 in net deficit in liquidation. During the nine months ending September 30, 2008, the Company paid approximately $483,000 thousand in wind-down operating expenses. Adjustments to the accruals for wind down expenses and payroll liabilities decreased approximately $53,000. In addition, the change in estimated value of the assets and liabilities in liquidation increased by approximately $484,000. These sum of all these changes resulted in a net deficit in liquidation of approximately $124,000 at September 30, 2008.

At December 31, 2006, the Company had approximately $17.7 million in net assets in liquidation. During the nine months ending September 30, 2007, the Company paid approximately $17.2 million to shareholders and option holders. All other adjustments to the accruals for wind down expenses and operating lease liabilities netted to an approximate $286,000 decline. These sum of all these changes resulted in net assets in liquidation of approximately $214,000 at September 30, 2007.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,450 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at September 30, 2008, Mr. Solomon would have received 228,788,200 shares of the Company's common stock representing approximately 90% of the Company's then issued and outstanding common stock.  The fair value of these common shares at September 30, 2008 was approximately $229,000.

Mr. Solomon advanced the Company additional funds of approximately $1,100 from the date of the Note through September 30, 2008 and has committed to advance the Company up to an additional $41,000 of funds to cover ongoing expenses, primarily accounting, legal and filing fees.  It is expected that the only source of funds to the Company is from advances from its CEO however there can be no assurance that such funds will be available from the CEO in the future or on terms acceptable to the Company.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of September 30, 2008 upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 relates to our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at September 30, 2008.

IF WE OBTAIN ADDITIONAL FINANCING FROM RELATED PARTIES, THE TERMS AND CONDITIONS COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS OR RESULT IN A CHANGE OF CONTROL.

As available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, during the nine months ended September 30, 2008 our CEO advanced approximately $70,000 to the Company to fund expenses (of which approximately $19,000 was advanced during the three months ended September 30, 2008) and committed to advance the Company up to an additional $41,000 in funding should it be necessary for liquidation or working capital expenses through December 31, 2008, on terms and conditions to be approved by our disinterested directors and our

CEO. These terms could result in dilution to our common stockholders and could result in the issuance of a majority of our common stock (or securities convertible into a majority of our common stock or possessing a voting majority) to our CEO, in which case our CEO would be able to enter into other corporate transactions without the necessity for a shareholder vote.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,450 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at September 30, 2008, Mr. Solomon would have received 228,788,200 shares of the Company's common stock representing approximately 90% of the Company's then issued and outstanding common stock.  The fair value of these common shares at September 30, 2008 was approximately $229,000.

Mr. Solomon advanced the Company additional funds of approximately $1,100 from the date of the Note through September 30, 2008 and has committed to advance the Company up to an additional $41,000 of funds to cover ongoing expenses, primarily accounting, legal and filing fees.  It is expected that the only source of funds to the Company is from advances from its CEO however there can be no assurance that such funds will be available from the CEO in the future.  Failure to have sufficient funds to meet expenses could cause us to fall out of compliance with SEC reporting requirements resulting in a delisting of the Company’s common stock.

Prior to the issuance of the Note, Mr. Solomon beneficially owned 6,854,484 shares of the Company's common stock.  Therefore, on August 27, 2008, Mr. Solomon beneficially owned a total of 235,652,684 shares of our common stock (if the Note were converted into shares of our common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note in full at this time.  The Company has agreed to use its best efforts to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

The sale and issuance of the Note to Mr. Solomon, on August 27, 2008, and the issuance of shares of Common Stock upon conversion thereof, are exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D, as transactions by an issuer not involving a public offering. Mr. Solomon is an accredited investor, as that term is defined in Regulation D, including as a result of his executive officer status.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At September 30, 2008, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and accordingly we recognized a gain in our federal income tax return for the year ended December 31, 2006.  In the federal income tax return filed for the year ended December 31, 2006, the gain from the Asset Sale recognized was offset by net operating loss carryforwards of approximately $44,000,000.In addition, a tax liability of approximately $894,000 was computed resulting from the application of the federal Alternative Minimum Tax (“AMT”) rules.  This AMT tax liability was fully paid during the first quarter of 2007.  Unexpired net operating loss carryforwards of approximately $2,500,000 remain available to offset any future upward adjustments to the gain from the Asset Sales or adjustments to unaudited open tax years resulting from Internal Revenue Service audit adjustments.  We do not believe that there will be any additional material amount of taxes payable by us as a result of the Asset Sale and we believe that we have sufficient usable net operating loss carryforwards to offset substantially all of any income or gain recognized by us for “regular” federal income tax purposes as a result of subsequent review and adjustment by the Internal Revenue Service.  However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the availability of net operating loss carryforwards to fully offset the gains from the transaction.  To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating loss carryforwards, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would be required to return any distributions they have received.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,450 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at September 30, 2008, Mr. Solomon would have received 228,788,200 shares of the Company's common stock representing approximately 90% of the Company's then issued and outstanding common stock.

Prior to the issuance of the Note, Mr. Solomon beneficially owned 6,854,484 shares of the Company's common stock.  Therefore, on August 27, 2008, Mr. Solomon beneficially owned a total of 235,652,684 shares of the Company’s common stock (if the Note were converted into shares of the Company’s common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note in full at this time.  The Company has agreed to use its best efforts to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

The sale and issuance of the Note to Mr. Solomon, on August 27, 2008, and the issuance of shares of Common Stock upon conversion thereof, are exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D, as transactions by an issuer not involving a public offering. Mr. Solomon is an accredited investor, as that term is defined in Regulation D, including as a result of his executive officer status.

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

Date: November 18, 2008	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)