Form 10-K
period 2008-12-31
CDSS Wind Down Inc
filed 2009-04-15
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

COMMISSION FILE NUMBER: 000-33491

CDSS WIND DOWN INC.
(Exact name of registrant as specified in its charter))

DELAWARE	75-2873882
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2100 MCKINNEY AVE., SUITE 1500, DALLAS, TEXAS 75201
(Address of principal executive offices)                             (Zip Code)
(214) 750-2452
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act: None

Securities registered pursuant to section 12(g) of the act:
Common stock, par value $.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average of the bid and asked price of such common equity, was $28,835 as of April 13, 2008.

As of April 13, 2008, there were 34,318,230 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CDSS WIND DOWN INC.
FORM 10-K
ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2008

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “CDSS” refer to CDSS Wind Down Inc., a Delaware corporation and its wholly-owned subsidiaries.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

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

PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

As of the date of this Report  and at December 31, 2008, we had not filed a certificate of dissolution in Delaware; however at a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts, and our activities are currently limited to:

•	filing a certificate of dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;
•	selling any of our remaining assets;
•	paying or settling the obligations owed to our remaining creditors;
•	terminating or settling any of our remaining commercial agreements, relationships or outstanding obligations;
•	resolving any outstanding litigation;
•	collecting any outstanding amounts due to CDSS;
•	establishing a contingency reserve for payment of our expenses and liabilities;
•	completing of tax filings;
•	complying with our Securities and Exchange Commission reporting requirements; and
•	making distributions to our stockholders, although none are anticipated.

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

As of the date of this Report and at December 31, 2008, we had not filed a certificate of dissolution because we had not yet settled all of our outstanding obligations. Based on our remaining assets and our projections of operating expenses and liquidation costs, we believe that there will not be any remaining funds to distribute to our common stockholders. A distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007.

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

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2008 we had no employees.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include primarily contractual obligations to vendors. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at December 31, 2008 and would reduce the amount of remaining capital available for future distribution to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES THAT WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION OUT OF THE LIQUIDATION TO STOCKHOLDERS.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, income, franchise, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, or if we enter into a merger or similar transaction, we may not be able to distribute meaningful cash out of the liquidation or any cash at all, to our stockholders.

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY AND THE ULTIMATE DISTRIBUTIONS TO OUR STOCKHOLDERS

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At December 31, 2008, we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we recognized a gain on the asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. This tax liability was paid during the first quarter of 2007. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $44,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spin-off from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carry-forwards of approximately $44,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we have made. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

We have identified material weaknesses in our internal controls over financial reporting. See “Item 9A(T)—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” for a discussion of these material weaknesses. As of the date of this Annual Report on Form 10-K, we plan to improve our processes regarding documentation deficiencies and to increase the involvement of the board of directors to improve the lack of segregation of duties as discussed at Item 9A(T)—“Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” but there can be no assurance that these measures will be successful.  If we are unsuccessful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.  PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

As of April 13, 2009, the last sales price per share of the Company’s common stock, as reported by the OTCBB, was $0.0011 per share. The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2007 through December 31, 2008, as reported by the Over-The-Counter Bulletin Board for the respective periods the stock was traded on these markets (high and low quotations from the Over-The-Counter Bulletin Board reflect inter-dealer prices, and all prices do not reflect retail markup, markdown or commission, and may not necessarily represent actual transactions).

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2008
1st Quarter	$0.0040	$0.0020
2nd Quarter	$0.0045	$0.0010
3rd Quarter	$0.0050	$0.0010
4th Quarter	$0.0030	$0.0005

YEAR ENDED DECEMBER 31, 2007
1st Quarter	$0.51	$0.02
2nd Quarter	$0.02	$0.01
3rd Quarter	$0.02	$0.01
4th Quarter	$0.01	$0.00

At December 31, 2008 there were approximately 826 holders of record of the Company’s outstanding common stock. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds. An initial distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. We do not currently anticipate that we will have any additional funds to distribute to common stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

	Balance at December 31,
	2008	2007	2006
Net assets (deficit) in liquidation	$(151,273)	$(71,848)	$17,696,007

The Selected Financial Data is presented based on the liquidation basis of accounting.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2007

The Company had no operations for either the twelve months ended December 31, 2008 or the twelve months ended December 31, 2007.  Expenditures to wind down the entity were $488,470 and $1,585,897 for the year ended December 31, 2008 and 2007, respectively.  Wind down expenses in both twelve month periods primarily consisted of accounting, legal and compliance fees as well as the compensation of employees during those periods.  All employees were terminated at the end of the first quarter of 2008.  Future wind down expenses are expected to primarily consist of records storage costs, legal, accounting, compliance fees associated with public reporting and other costs of maintaining the entity.

CHANGES IN NET DEFOCITS IN LIQUIDATION

At December 31, 2008, the Company had approximately $151,273 net deficit in liquidation compared to $71,848 at December 31, 2007.  During the year ended December 31, 2008 the company settled liabilities of approximately $488,470 and estimated additional liabilities of $147,307 to wind down the Company.  During the twelve months ending December 31, 2007, the Company paid approximately $17.2 million to shareholders and options holders. All other adjustments to the accruals for wind down expenses and operating lease liabilities netted to an approximate $570,000 decline in net assets.

The Company’s CEO has committed to advance the Company up to $40,000 in funding should it be necessary for liquidation or working capital expenses through December 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

LIQUIDATION BASIS OF ACCOUNTING

As of the date of this Report and at December 31, 2008, we had not filed a certificate of dissolution pending settlement of all of our liabilities, however the consolidated financial statements for the years ended December 31, 2008 and 2007, respectively, were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders.  If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, the Company’s CEO has committed to advance the Company up to $40,000 in funding should it be necessary for liquidation or working capital expenses through December 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Deficit in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation or the price or prices at which our Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

A distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007.  Based on our projections of operating expenses and liquidation costs as of December 31, 2008, we anticipate that we will not have any additional funds to distribute to common stockholders.

During the liquidation of our assets, we may pay our officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2008 we had no employees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated by December 31, 2009 if all liabilities are settled. On June 14, 2007, the Company terminated its remaining lease obligations related to its Dallas office space. On June 30, 2007, the Company paid a total of approximately $618,000 related to its lease liability, including a one-time termination fee of $500,000 and $118,000 in rents due. Costs and expenses of approximately $363,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2007 and paid in 2008. These costs and expenses include estimates of compensation, benefits and employment taxes of $268,262 for employees that were retained to assist with the wind down, as well as legal, accounting and professional fees, and other administrative expenses of $95,100 anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the years ended December 31, 2008 and 2007 and the reports thereon of KBA Group LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CDSS Wind Down Inc.

We have audited the accompanying consolidated statements of net deficit in liquidation of CDSS Wind Down Inc. and subsidiaries, (the “Company”)  as of December 31, 2008 and 2007 and the related consolidated statements of changes in net assets (deficit) in liquidation for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the consolidated financial statements, the Company reports on the liquidation basis of accounting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net deficit in liquidation of CDSS Wind Down Inc. and subsidiaries as of December 31, 2008 and 2007 and the changes in net assets (deficit) in liquidation for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/s/ KBA GROUP LLP
Dallas, Texas
April 15, 2009

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF NET DEFICIT IN LIQUIDATION

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$-	$428,021
Total assets	$-	$428,021

LIABILITIES

Accounts payable and accrued expenses	$48,862	133,263
Accrued payroll tax liabilities	1,672	3,244
Convertible promissory note payable to officer (including accrued interest payable of $1,994)	71,445	-
Payable to officer	7,294	-
Estimated costs to be incurred during liquidation	22,000	363,362

Total liabilities	151,273	499,869

Net deficit in liquidation	$(151,273)	$(71,848)

The accompany notes are an integral part of this financial statement.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT) IN LIQUIDATION

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net assets (deficit) in liquidation, beginning of period	$(71,848)	$17,696,007
Changes in net assets (deficit) in liquidation:
Payments to shareholders and option holders	-	(17,152,808)
Payments of severance and bonus	-	(6,528,274)
Payments of stock option cash-out liability	-	(212,953)
Payments of income taxes	-	(1,054,517)
Payments of wind-down operating expenses	(488,470)	(1,585,897)
Contribution to CT Holdings Enterprises Inc.		(227,962)
Payments of lease liability	-	(813,474)
	(488,470)	(27,575,885)

Change in estimate of operating lease liability	-	740,543
Settlement of operating lease liability	-	500,000
Change in estimate of wind-down operating expenses	(147,307)	(1,033,499)
Change in payroll tax liability	(1,573)	59,910
Change in estimated assets and liabilities during liquidation	557,925	9,541,076

Net deficit in liquidation, end of period	$(151,273)	$(71,848)

The accompany notes are an integral part of this financial statement.

 CDSS WIND DOWN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" or the “Company”) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS”). The Asset Purchase Agreement provides for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. A distribution of $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.  CDSS does not anticipate that it will make any further distributions to its common stockholders.

CDSS was incorporated in Delaware in December 1996. Its principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS". On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price. On January 11, 2007 the trading symbol became "CWDW" resulting from the name change.

The business was operated as a standalone company from May 17, 2002 until the sale of substantially all of its assets to McAfee on December 4, 2006.  Following the Sale, the Company has had no operations but has incurred costs and expenses associated with the wind down activities.

Plan of Complete Liquidation and Dissolution

As of the date of this Report  and at December 31, 2008, the Company had not filed a certificate of dissolution in Delaware; however at a Special Meeting of Stockholders held on December 1, 2006, the stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by the board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, the business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and the Company no longer has any significant operating assets or contracts, and its activities are currently limited to:

•	filing a certificate of dissolution with the Secretary of State of the State of Delaware and thereafter remaining in existence as a non-operating entity for three years;
•	paying or settling the obligations owed to the Company’s remaining creditors;
•	terminating or settling any of the Company’s remaining commercial agreements, relationships or outstanding obligations;
•	resolving any outstanding potential litigation;
•	collecting any outstanding amounts due to CDSS;
•	establishing a contingency reserve for payment of the Company’s expenses and liabilities;
•	completing tax filings;
•	complying with Securities and Exchange Commission reporting requirements; and
•	making distributions to stockholders, although none are anticipated.

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

As of the date of this Report and at December 31, 2008, the Company had not filed a certificate of dissolution because it had not yet settled all of its outstanding obligations. A distribution of $0.50 per share was made on January 5, 2007 to stockholders of record on January 2, 2007. However, based management’s projections of operating expenses and liquidation costs, management believes that there will not be any further funds available for distribution to common stockholders.

Following the 30-day indemnity period following the closing of the Asset Sale (which expired on January 3, 2007), the satisfaction of the holdback provisions of the Asset Purchase Agreement and payment of the initial liquidating distribution (paid on January 5, 2007), the board of directors may, at any time, turn the management of the Company over to a third party to complete the liquidation of the remaining assets and distribute proceeds, if any, from the Asset Sale to the stockholders pursuant to the plan of liquidation and dissolution, although none are likely. This third-party management may be in the form of a liquidating trust, which, if adopted by the board of directors, would succeed to all of the Company’s assets, liabilities and obligations. The board of directors may appoint one or more of its members, one or more of the Company officers or a third party to act as trustee or trustees of such liquidating trust. If, however, all of our assets are not distributed within three years after the date the certificate of dissolution is filed with the State of Delaware, the Company will transfer any remaining assets to a liquidating trust if it has not already done so.

During the liquidation of the Company’s assets, the Company may pay its officers, directors, employees, and agents, or any of them, compensation for services rendered in connection with the implementation of the plan of liquidation and dissolution. At December 31, 2008 the Company had no employees.

Basis of Presentation

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements for the years ended December 31, 2008 an 2007 are presented on the liquidation basis of accounting, which contemplates realization of Assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Estimated Costs to be Incurred

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated during the year ended December 31, 2009 if all liabilities are settled. Costs and expenses of approximately $22,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2008. These costs and expenses include estimates of legal, accounting and professional fees, and other administrative expenses anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, the Company’s reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

The Company’s CEO has committed to advance the Company up to $40,000 in funding should it be necessary for liquidation or working capital expenses through December 2009 and settle liabilities at December 31, 2008, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

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

NOTE B - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents. Cash and cash equivalent deposits are at risk to the extent that they exceed FDIC insured amounts. When available, the Company invests excess cash through banks, primarily in highly liquid money market accounts.

NOTE C - INCOME TAXES

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

In evaluating the exposure associated with various tax filing positions, the Company considers accrual of charges for probable exposures.  At December 31, 2008, the Company believes that it has appropriately considered probable tax exposures.  To the extent the Company were not to prevail in matters for which tax accruals have been established or be required to pay taxes in excess of recorded accruals, the effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, reported tax liabilities and taxes may be subject to change at a later date due to final determination by the taxing authorities.  The impact of this final determination on the Company’s estimated tax obligations could be significant and could increase or decrease amounts of cash available for liquidation expenses or subsequent distribution to stockholders.

NOTE D – PREFERRED STOCK, COMMON STOCK, AND STOCK OPTIONS

At December 31, 2008 and 2007, the Company has 1,000,000 authorized shares of preferred stock at a stated value of $1,000 per share.  No preferred shares are issued and outstanding at December 31, 2008 and 2007.  In addition, the Company has 100,000,000 authorized shares of common stock of which 34,318,230 are issued and outstanding at December 31, 2008 and 2007 with a par value of $0.01 per share.

Stock-based Compensation Plans

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of CDSS. The Plan authorizes the board of directors or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan. Any options granted under the Plan have a term of 10 years and generally vest over periods of up to three years. No options were outstanding or exercisable at December 31, 2008 or 2007 under the Plan.  There were 2,562,776 stock options available for future grant under the Plan.

In addition, the Company has granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. The options granted have a term of 10 years or less and generally vest over periods of from one to three years. At December 31, 2008 and 2007, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share and have a weighted average remaining life of 5.36 years.

For options granted the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest.  No options were granted during the years ended December 31, 2008 and 2007, therefore no stock compensation expanse has been recorded. As of December 31, 2008 and 2007, there was no unrecognized compensation cost related to unvested stock options.

NOTE E - COMMITMENTS AND CONTINGENCIES

Leases

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

Three executives entered into employment agreements that provided for payments, that are in addition to the payments under the change of control agreements, of six months of the executive’s annual base salary, in the event of certain terminations of employment in connection with or following a deemed change of control, which includes a sale of all or substantially all of the Company's assets (“Employment Severance Payments”). Also, CDSS agreed to make the required Change of Control Payments and Employment Severance Payments following the closing of the Sale, regardless of whether the remaining executives’ employment was terminated. This allowed CDSS to retain the services of the remaining executives after the closing, to the extent required in connection with the CDSS liquidation and dissolution, without requiring the remaining executives to forego their payments. As a result, CDSS made total Change of Control Payments and Employment Severance Payments of approximately $533,000 to three executives following the Sale, approximately $342,000 of which was paid in December 2006 and approximately $191,000 of which was made in January 2007.

In addition, the Company agreed to pay the CFO a retention bonus of $95,557 if he was still employed with CDSS on March 31, 2007, or earlier if the board of directors determines that his services are no longer needed in connection with CDSS’s liquidation and dissolution. This retention bonus was paid during 2007.

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

After execution of the Asset Purchase Agreement, the Company amended the CEO Employment Agreements to provide that, in lieu of the payments to be received under the CEO Employment Agreements, and in consideration of his non-competition agreement with McAfee, he received, after the completion of the asset sale, $6,089,234 in a lump sum (which includes tax gross-up) without a requirement of termination of his employment with CDSS. This amount reflected a reduction of approximately $500,000 from the amounts to which he would have otherwise been contractually entitled. This arrangement allowed CDSS to retain the services of the CEO after the closing, to the extent required in connection with CDSS’s liquidation, without requiring the CEO to forego the payments to which he was entitled. The amended agreement also provided that, in consideration of his non-competition agreement with McAfee, the CEO forgave the Company’s obligation to pay him a bonus and cancel his stock options and, in exchange, the Company issued him 3,650,000 shares of common stock.  The shares of common stock were issued in 2006 and the officer severance and bonus amount of $6,089,234 was paid during 2007.

NOTE F- RELATED PARTY TRANSACTIONS

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,450 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at December 31, 2008, Mr. Solomon would have received 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.  The fair value of these beneficially owned common shares at December 31, 2008 was approximately $706,928.

Prior to the issuance of the Note, Mr. Solomon beneficially owned 6,854,484 shares of the Company's common stock.  Therefore, on August 27, 2008, Mr. Solomon beneficially owned a total of 235,652,684 shares of the Company’s common stock (if the Note were converted into shares of the Company’s common stock), or more than 50% of the Company’s common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of outstanding common stock.

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

At December 31, 2008, the Company has amounts owed to its CEO of (i) $69,450 in the form of a convertible promissory note, (ii) $1,994 of accrued interest related to the Note, and (iii) $7,294 in the form of a payable for cash advances to the Company and the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company up to an additional $40,000 should it be necessary for liquidation or working capital expenses through December 31, 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

During the year ended December 31, 2007, CDSS paid $109,500 in legal expenses and made an income tax payment of approximately $119,000 on behalf of CT Holdings Enterprises, Inc. (“CTHE”), a related party.  During the years ended December 31, 2008 and 2007, the Company incurred legal fees in the amount of approximately $23,000 and $196,000, respectively, to a law firm in which an attorney who is a partner and was a relative of the Company’s CEO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROL AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer (who is also our Acting Chief Financial Officer), evaluated the effectiveness of our company's disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Acting Chief Financial Officer has concluded that as a result of the material weaknesses described in the Management Report on Internal Control Over Financial Reporting in this Form 10-K, our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-K. To address the material weaknesses described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Our management, including our Chief Executive Officer (who is also our Acting Chief financial Officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, including our Chief Executive Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

Our management has concluded that, as of December 31, 2008 we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements.  Specifically, we identified weaknesses in controls over our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.  While we believe we have other controls in place that mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitutes a material weakness in our internal control over financial reporting as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the names of our directors at March 31, 2009, their principal occupations and the year in which each current director of CDSS initially joined the Board of Directors and the year in which their term as director expires.

Name	Age	Position with Company	Director Since	Term Expires
Steven B. Solomon	44	Chairman of the Board, President, Chief Executive Officer, Secretary	1996	2007
Major General (Ret) John Leide	71	Director	2001	2007
Chris A. Economou	53	Director	2001	2008
Joe M. Allbaugh	56	Director	2003	2009
Mark Rogers	48	Director	2005	2009

STEVEN B. SOLOMON has served as a director and the President and Chief Executive Officer of CDSS since its formation in December 1996, as President and Chief Executive Officer of CT Holdings Enterprises, Inc. ("CT Holdings") since May 1997 and as a director of CT Holdings since February 1996. Until May 2004 Mr. Solomon served as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Mr. Solomon also served from May 2000 to August 2006 as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.  From November 1, 2007 until his resignation on September 30, 2008 Mr. Solomon served as a member of the board of directors and as its Executive Chairman of Performing Brands, Inc. (formerly Boo Koo Holdings, Inc.) a developer and marketer of energy drinks.  Mr. Solomon currently serves as Chief Executive Officer and a director of Palmaz Scientific Inc. a privately held medical device company.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2008, there were two meetings of the Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms, with the exception of Messrs. Economou and Rogers. In addition, the Board took action by written consent one time.

CDSS’s board of directors established three standing committees to assist in the discharge of its responsibilities. These committees include an audit committee composed exclusively of outside directors, Mr. Economou, General Leide and Mr. Rogers, an executive committee and a compensation committee. The executive committee has authority to act in place of the full board in matters delegated to it to the extent permitted under Delaware law. Messrs. Solomon and Economou serve as members of the executive committee. The executive committee did not meet or take action by written consent in 2008. CDSS’s board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Delaware law and CDSS’s by-laws.

The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 2002 Stock Incentive Plan, as amended. The Compensation Committee did not meet during year ended December 31, 2008. At March 31, 2009 the Compensation Committee consisted of Messrs. Rogers, Economou and Leide, all of whom are independent directors as defined in the Nasdaq Stock Market Marketplace Rules.

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

The Audit Committee meets with the Company’s financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company’s financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent registered public accounting firm the Company’s annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four times during fiscal year 2008 and took action by written consent one time. The Audit Committee is required to have at least two members, each of whom must be “independent directors” as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou, Leide and Rogers are the current members of the Audit Committee. The Board has determined that Messrs. Economou, Leide and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou, Leide and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

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

The Company’s Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter was attached as an exhibit to the proxy statement for CDSS’s 2004 annual stockholder meeting and the Company will provide to any person without charge, upon request to the Company’s Chief Executive Officer, at its executive offices, 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, a copy of such charter..

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines. The guidelines govern, among other things, Board member responsibilities, committee composition and charters. A copy of the corporate governance guidelines may be requested and obtained for free from the Company. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  the Company will provide to any person without charge, upon request to the Company’s Chief Executive Officer, at its executive offices, 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, a copy of such code of ethics and is filed as an exhibit to this document.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and shareholders beneficially owning more than 10% of the Company's outstanding shares are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended December 31, 2008 and on written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and shareholders beneficially owning more than 10% of its outstanding shares were complied with during the fiscal year ended December 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Steven B. Solomon Chief Executive Officer and Acting Chief Financial Officer	2008	$57,468	$150,000	-		-	$7,994	(2)	$ 215,462

	2007	$225,000	$300,000	-		-	$24,313	(3)	$ 549,313

	2006	$225,000	$331,250	$1,971,000	(1)	-	$690,000	(4)
							$5,399,234	(5)
							$68,535	(6)	$11,733,269
							$3,048,250	(7)

(1)
FAS 123R grant date value of 3,650,000 shares of common stock issued in exchange for the forgiveness of the Company’s obligation to pay Mr. Solomon a bonus and the cancellation of his stock options for 3,650,000 shares of stock.

(2)	Includes a car allowance of $2,375, and payments of $5,619 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.
(3)	Includes a car allowance of $11,400, and payments of $12,913 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.
(4)	Change of control bonus payment resulting from the Asset Sale completed on December 4, 2006 accrued at December 31, 2006 and paid in 2007.
(5)	Payment to our CEO for entering into a non-competition agreement payment including estimated tax gross up of $4,184,146 accrued at December 31, 2006 and paid in 2007.
(6)
Includes a car allowance of $11,400, payment of unused vacation of $18,127, compensation of $24,358 related to an incentive award trip, and payments of $14,650 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.

(7)
Dividend on common stock owned by the named executive paid January 5, 2007 representing the first distribution payment to stockholders of $0.50 per share as a result of the Asset Sale completed on December 4, 2006 accrued at December 31, 2006 and paid in 2007.

Grants of Plan Based Awards

No awards were granted to any named executive officer during the years ended December 31, 2008 and 2007. Our CEO held no stock options at December 31, 2008.

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

The Company's executive officer compensation program is comprised of base salary and the annual cash incentive compensation. The Company provides its executive officer and other employees with a base salary to provide a fixed amount of compensation for regular services rendered during the fiscal year. During 2008, the Compensation Committee maintained the compensation set forth in existing arrangements as it believed that would effectively meet its goal of retaining and motivating skilled executives to lead the Company.

Compensation Committee
Joe M. Allbaugh, Chris A. Economou and Major General (Ret.) John Leide

The foregoing Compensation Committee Report shall not be deemed “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 13, 2009, there were issued and outstanding approximately 34,318,230 shares of common stock. There were no shares of Preferred Stock outstanding following their redemption in connection with the Asset Sale. There is no other class of voting security of CDSS issued or outstanding. The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2009, by (i) each person known to the Company to own more than 5% of the common stock, (ii) each director, (iii) each executive officer and (iv) all directors, and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable within 60 days after April 15, 2009 are included as beneficially owned by the option holder or warrant holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned		Approximate Percent Of Class
Steven B. Solomon	6,854,484	(1)	20.0%

Major General (Ret) John Leide
78 Clubhouse Drive
Palm Coast, Florida 32137	226,100	(2)	*

Joe M. Allbaugh
101 Constitution Avenue, NW, Suite 525 East
Washington, DC 20001-2133	375,000	(2)	1.1%

Chris Economou
150 North Federal Highway, Suite 210
Fort Lauderdale, Florida 33301	406,100	(2)	1.2%

Mark Rogers
751 Laurel St., #119
San Carlos, California 94070	242,875	(3)	*

All Officers and directors as a group(5 people)	8,104,559	(4)	23.2%

* Less than 1%
(1)	Excludes 228,788,200 shares of common stock that may be acquired by Mr. Solomon upon conversion of a convertible promissory note issued August 2008.
(2)	Includes 200,000 immediately exercisable stock options.
(3)	Includes 50,000 immediately exercisable stock options.
(4)
Includes 650,000 immediately exercisable stock options, excludes 228,788,200 shares of common stock that may be acquired by Mr. Solomon upon conversion of a convertible promissory note issued August 2008..

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan, as amended (the "Plan") was adopted by the board of directors and approved by the stockholders of CDSS. The Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan. Options cancelled since the inception of the Plan due to employee terminations amounted to 3,418,276 and were added back to the options available for future grants under the Plan. Option holders under the Plan have exercised 437,224 options since the inception of the Plan through December 31, 2008.  No options were outstanding or exercisable under the Plan at December 31, 2008 or 2007.  Typically, any options granted would have a term of 10 years and generally vest over periods of up to three years. The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003.

The board of directors had also granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. Options had been granted to officers, directors, employees, stockholders and consultants to the Company. The options granted typically have a term of 10 years or less.  At December 31, 2008 and 2007, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share. No options were granted under the Plan in 2008 or 2007.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,450 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at December 31, 2008, Mr. Solomon would have received 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.  The fair value of these beneficially owned common shares at December 31, 2008 was approximately $706,928.

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

At December 31, 2008, the Company has amounts owed to its CEO of (i) $69,450 in the form of a convertible promissory note, (ii) $1,994 of accrued interest related to the Note, and (iii) $7,294 in the form of a payable for cash advances to the Company and the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company up to an additional $40,000 should it be necessary for liquidation or working capital expenses through December 31, 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

During the year ended December 31, 2007, CDSS paid $109,500 in legal expenses and made an income tax payment of approximately $119,000 on behalf of CT Holdings Enterprises, Inc. (“CTHE”), a related party.

During the years ended December 31, 2008 and 2007, the Company incurred legal fees in the amount of approximately $23,000 and $196,193, respectively, to a law firm in which an attorney who is a partner and was a relative of the Company’s CEO.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services KBA Group LLP provided during fiscal years 2007 and 2006:

(1) Audit Fees:

Fees for audit services provided by KBA Group LLP total approximately $51,175 for 2008 and approximately $115,675 for 2007, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2) Non-Audit Related Fees:

KBA Group LLP did not bill the Company any non-audit related fees during 2008 or 2007.

(3) Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2008 or 2007.

(4) All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2008 or 2007.

(5) Audit Committee’s Pre-Approval Policies and Procedures

(i) The audit committee of the board of directors approves the scope of services and fees of the Independent Registered Public Accounting Firm on an annual basis, generally prior to the beginning of the services.

(ii) The audit committee of the board of directors approved 100% of the fees for the services above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of KBA Group LLP, Independent Registered Public Accounting Firm
•	Consolidated Statements of Net Deficit In Liquidation as of December 31, 2008 and 2007
•	Consolidated Statements of Changes In Net Assets (Deficit) in Liquidation for the years ended December 31, 2008 and 2007.
•	Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

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

Date: April 15, 2009	CDSS WIND DOWN INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	STEVEN B. SOLOMON	President, Chief Executive Officer	April 15, 2009
	Steven B. Solomon	and Director
(Principal Executive Officer and Acting
Principal Financial and Accounting Officer)

/s/	JOHN LEIDE	Director	April 15, 2009
Major General (Ret.)
John Leide

/s/	CHRIS A. ECONOMOU	Director	April 15, 2009
Chris A. Economou

/s/	MARK ROGERS	Director	April 15, 2009
Mark Rogers

/s/	JOE M. ALLBAUGH	Director	April 15, 2009
Joe M. Allbaugh