Form 10-Q
period 2009-03-31
CDSS Wind Down Inc
filed 2009-05-20
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding at May 15, 2009

Common Stock, Par value $.01 per share	34,318,230

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2009

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

PART I—FINANCIAL INFORMATION

The accompanying March 31, 2009 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net deficit in liquidation, changes in net deficit in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 included in our year end December 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF NET DEFICIT IN LIQUIDATION

	March 31, 2009	December 31, 2008
ASSETS
Cash	$806	$-
Total assets	$806	$-
LIABILITIES
Accounts payable and accrued expenses	$49,390	$48,862
Accrued payroll tax liabilities	-	1,672
Convertible promissory note payable to officer (including accrued interest payable of $3,409 and $1,994 at March 31, 2009 and December 31, 2008)	72,860	71,445
Payable to officer	13,666	7,294
Estimated costs to be incurred during liquidation	21,153	22,000
Total liabilities	157,069	151,273
Net deficit in liquidation	$(156,263)	$(151,273)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET DEFICIT IN LIQUIDATION

	Three months ending March 31, 2009	Three months ending March 31, 2008

Net deficit in liquidation, beginning of period	$(151,273)	$(71,848)
Changes in net deficit in liquidation:
Payments of wind-down operating expenses	(7,322)	(407,219)
	(7,322)	(407,219)

Change in estimate of wind-down operating expenses	(5,000)	(29,000)

Change in payroll tax liability	1,672	(81)
Change in estimated assets and liabilities during liquidation	5,660	372,980

Net deficit in liquidation, end of period	$(156,263)	$(135,168)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2009

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

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements as of and for the periods ended March 31, 2009 and 2008, and December 31, 2008 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

The preparation of consolidated financial statements using the liquidation basis of accounting requires the Company to make assumptions, judgments and estimates that can have a significant impact on our reported net deficit in liquidation. Management bases its assumptions, judgments and estimates on the most recent information available and various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis management evaluates its assumptions, judgments and estimates and makes changes accordingly. The Company believes that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation have the greatest potential for impact on the CDSS consolidated financial statements and considers these estimates to be critical accounting policies.

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated during the year ended December 31, 2009 if all liabilities are settled. Costs and expenses of approximately $22,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2008 and $21,153 was accrued at March 31, 2009.  These accrued costs and expenses include estimates of legal, accounting and professional fees, and other administrative expenses anticipated to be incurred during the remaining period of the wind down. These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, the Company’s reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

NOTE B- RELATED PARTY TRANSACTIONS

At March 31, 2009, the Company has amounts owed to its CEO of (i) $69,450 in the form of a convertible promissory note, (ii) $3,410 of accrued interest related to the note, and (iii) $13,666 in the form of a payable for cash advances to the Company and the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company up to an additional $33,600 should it be necessary for liquidation or working capital expenses through December 31, 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30).  The following discussions contain forward-looking statements.  Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2009

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net deficit in liquidation as of December 31, 2008 and March 31, 2009 (liquidation basis), together with the changes in net deficit in liquidation for the three month periods ended March 31, 2009 and March 31, 2008 (liquidation basis).

CHANGES IN NET DEFICIT IN LIQUIDATION

Three months ending March 31, 2009

At December 31, 2008, the Company had a deficit in liquidation of approximately $151,273. During the three months ending March 31, 2009, the Company paid approximately $7,300 in wind-down operating expenses primarily for professional fees, accounting and compliance related fees as well as other overhead related expenses.  The Company accrued $5,000 as an estimate of additional wind down expense expected to be incurred.  Estimated net assets and liabilities decreased approximately $5,000 during the three months ended March 31, 2009.  These changes resulted in a net deficit in liquidation of approximately $156,000 at March 31, 2009.

The Company’s CEO provided cash advances or paid expenses on behalf of the Company of approximately $6,400 during the three months ended March 31, 2009. If available cash is not adequate to provide for the Company’s obligations, liabilities, operating costs and claims, the Company’s CEO has committed to advance the Company up to $33,600 in funding should it be necessary for liquidation or working capital expenses through December 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-Kfor the year ended December 31, 2008 relates to our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at March 31, 2009.

IF WE OBTAIN ADDITIONAL FINANCING FROM RELATED PARTIES, THE TERMS AND CONDITIONS COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS OR RESULT IN A CHANGE OF CONTROL.

If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, our CEO has committed to advance the Company up to an additional $33,600 in funding (reduced by approximately $6,400 by cash advances and expenses paid by the CEO on behalf of the Company to the Company during the three months ended March 31, 2009) should it be necessary for liquidation or working capital expenses through December 2009, on terms and conditions to be approved by our disinterested directors and our CEO.  These terms could result in dilution to our common stockholders and could result in the issuance of a majority of our common stock (or securities convertible into a majority of our common stock or possessing a voting majority) to our CEO, in which case our CEO would be able to enter into other corporate transactions without the necessity for a shareholder vote

WE MAY CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, income, franchise, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. We anticipate that we will not have any future distribution out of the liquidation to stockholders. Because we do not have available cash to provide for our obligations, liabilities, expenses and claims, or if we enter into a merger or similar transaction, we will not likely be able to distribute meaningful cash out of the liquidation or any cash at all, to our stockholders.

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY AND THE ULTIMATE DISTRIBUTIONS TO OUR STOCKHOLDERS

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At March 31, 2009, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we recognized a gain on the asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. This tax liability was paid during the first quarter of 2007. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $44,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spin-off from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carry-forwards of approximately $44,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we have made. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders would not receive any distributions or be required to return any distributions they have received..

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

Date: May 20, 2009	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)