Form 10-Q
period 2009-06-30
CDSS Wind Down Inc
filed 2009-08-14
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding at August 13, 2009

Common Stock, Par value $.01 per share	34,318,230

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
June 30, 2009

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

PART I—FINANCIAL INFORMATION

The accompanying June 30, 2009 interim financial statements of CDSS Wind Down Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net deficit in liquidation, changes in net deficit in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 included in our fiscal year end December 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF NET DEFICIT IN LIQUIDATION

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$731	$-

LIABILITIES
Accounts payable and accrued expenses	$46,544	48,862
Accrued payroll tax liabilities	-	1,672
Convertible promissory note payable to officer (including accrued interest payable of $4,841 and $1,994 at June 30, 2009 and December 31, 2008	74,291	71,445
Payable to officer	42,171	7,294
Estimated costs to be incurred during liquidation	20,000	22,000
Total liabilities	183,006	151,273
Net deficit in liquidation	$(182,275)	$(151,273)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET DEFICIT IN LIQUIDATION

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Net deficit in liquidation, beginning of period	$(156,263)	$(63,320	$(151,273)	$(71,848)
Changes in net deficit in liquidation:
Payments of wind-down operating expenses	(27,165)	(56,607)	(34,487)	(463,826)
	(27,165)	(56,607)	(34,487)	(463,826)

Change in estimate of wind-down operating expenses	(26,012)	(10,500)	(31,012)	(39,500)
Change in payroll tax liability	-	(1,492)	1,672	(1,573)
Change in estimated assets and liabilities during liquidation	27,165	20,957	32,825	465,785
Net deficit in liquidation, end of period	$(182,275)	$(110,962)	$(182,275)	$(110,962)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Interim Financial Statements and Basis of Presentation

The accompanying consolidated financial statements of CDSS and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Company’s Report on Form 10-K for the year ended December 31, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

As a result of the sale of assets in December 2006 and the stockholders’ approval of a Plan of Dissolution and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to December 4, 2006. The consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008, and December 31, 2008 are presented on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.  The consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of results.

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

In addition, the preparation of consolidated financial statements using the liquidation basis of accounting requires the Company to make assumptions, judgments and estimates that can have a significant impact on our reported net deficit in liquidation. Management bases its assumptions, judgments and estimates on the most recent information available and various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis management evaluates its assumptions, judgments and estimates and makes changes accordingly. The Company believes that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation have the greatest potential for impact on the CDSS consolidated financial statements and considers these estimates to be critical accounting policies.

Estimated Accrued Liquidation Costs

The Company has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated during the year ended December 31, 2009 if all liabilities are settled. Costs and expenses of approximately $22,000 expected to be incurred during the wind down period prior to liquidation were accrued at December 31, 2008 and $20,000 for theses expenses were accrued at June 30, 2009.  These accrued costs and expenses include estimates of legal, accounting and professional fees, and other administrative expenses anticipated to be incurred during the remaining period of the wind down. These estimates are based on the estimated costs of compliance reporting and the assumptions regarding the Company’s ability to settle outstanding obligations to creditors and resolve outstanding liabilities. If there are delays, or the Company is not successful in achieving these objectives, actual costs incurred during liquidation may increase, increasing the deficit in liquidation. The Company’s reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, the Company’s reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

On May 28, 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (“SFAS No. 165”).  FAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  FAS 165 should not result in significant changes in the subsequent events that we report (either through recognition or disclosure) in our financial statements.  It introduces the concept of financial statements being available to be issued (financial statements are available to be issued when they are complete in a form and format that complies with U.S. GAAP and all approvals necessary for issuance have been obtained) and requires the disclosure of the date through which an entity has evaluated subsequent events, that is, whether that date represents the date the financial statements were issued or were available to be issued, which should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  A company that currently expects to distribute its financial statements widely to its shareholders and other financial-statement users must evaluate subsequent events through the date the financial statements are issued.  The company evaluated all events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date the Company issued these financial statements.  During the period, the Company did not have any material recognizable subsequent events.

NOTE B- RELATED PARTY TRANSACTIONS

At June 30, 2009, the Company owed its CEO (i) $69,450 in the form of a convertible promissory note, (ii) $4,841 of accrued interest related to the note, and (iii) $42,171 in the form of a payable for cash advances to the Company and for the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company up to an additional $6,400 should it be necessary for liquidation or working capital expenses through December 31, 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  The $6,400 remaining commitment of funds is not sufficient to pay for the estimated wind down expenses through December 31, 2009.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will be available from the CEO or other related parties in the future. The Company has been and continues to be dependent upon outside sources of cash to pay wind down expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2009

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net deficit in liquidation as of December 31, 2008 and June 30, 2009 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2009 and June 30, 2008 (liquidation basis).

CHANGES IN NET ASSETS IN LIQUIDATION

Three and six months ended June 30, 2009

At December 31, 2008, the Company had a deficit in liquidation of approximately $151,273. During the three and six months ended June 30, 2009, the Company paid approximately $27,200 and $34,500, respectively in wind-down operating expenses primarily for professional fees, accounting and compliance related fees as well as other overhead related expenses.  The accrued liability for estimated wind down expense was increased to $20,000 at June 30, 2009.    Estimated net assets and liabilities increased during the three and six months ended June 30, 2009 by approximately $27,200 and $32,800, respectively.  These changes resulted in a net deficit in liquidation of approximately $182,000 at June 30, 2009.

The Company’s CEO provided cash advances or paid expenses on behalf of the Company of approximately $28,500 and $34,900 during the three and six months ended June 30, 2009, respectively.  If available cash is not adequate to provide for the Company’s obligations, liabilities, operating costs and claims, the Company’s CEO has committed to advance the Company up to $6,400 in funding should it be necessary for liquidation or working capital expenses through December 2009, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  The $6,400 remaining commitment of funds is not sufficient to pay for the estimated wind down expenses through December 31, 2009.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will be available from the CEO or other related parties in the future. The Company has been and continues to be dependent upon outside sources of cash to pay wind down expenses.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2008 relates to our documentation and a lack of segregation of duties due to our limited size while we are in the wind down of the business.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

If we do not settle all of our obligations to creditors we may be prevented from completing our Plan of Dissolution. Any inability to reach settlement with our creditors could delay or even prevent us from completing the Plan of Dissolution in a reasonable time and therefore amounts required to settle our obligations to creditors would be in excess of our estimates at June 30, 2009.  The $6,400 remaining commitment of funds from the CEO is not sufficient to pay for the estimated wind down expenses through December 31, 2009.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will be available from the CEO or other related parties in the future. The Company has been and continues to be dependent upon outside sources of cash to pay wind down expenses.

IF WE OBTAIN ADDITIONAL FINANCING FROM RELATED PARTIES, THE TERMS AND CONDITIONS COULD RESULT IN DILUTION TO OUR COMMON STOCKHOLDERS OR RESULT IN A CHANGE OF CONTROL.

If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, our CEO has committed to advance the Company up to an additional $6,400 in funding (reduced by approximately $6,400 by cash advances and expenses paid by the CEO on behalf of the Company to the Company during the three months ended March 31, 2009 and $28,500 was paid by the CEO during the three months ended June 30, 2009) should it be necessary for liquidation or working capital expenses through December 2009, on terms and conditions to be approved by our disinterested directors and our CEO.  These terms could result in dilution to our common stockholders and could result in the issuance of a majority of our common stock (or securities convertible into a majority of our common stock or possessing a voting majority) to our CEO, in which case our CEO would be able to enter into other corporate transactions without the necessity for a shareholder vote.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At June 30, 2009, we believe we have appropriately accrued for probable exposures. To the extent we were not to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

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

Date: August 14, 2009	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)