Form 10-Q
period 2009-09-30
CDSS Wind Down Inc
filed 2009-11-20
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding at November 18, 2009

Common Stock, Par value $.01 per share	34,318,230

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2009

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “CDSS” refer to CDSS Wind Down Inc., a Delaware corporation and its consolidated subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

—	possible or assumed future results of operations;
—	future revenue and earnings;
—	business and growth strategies;
—	the uncertainty of general business and economic conditions; and
—	those described under Risk Factors.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein. These important factors could cause actual results to differ materially from the forward-looking statements contained herein.

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

PART I—FINANCIAL INFORMATION

On November 16, 2009 the Board of Directors terminated the plan of liquidation and dissolution previously approved by the Board of Directors on October 13, 2006 and the shareholders of the Company on December 1, 2006.  As a result, the accompanying September 30, 2009 unaudited interim consolidated balance sheets, statements of operations and statements of cash flows for CDSS Wind Down Inc. required to be filed with this Quarterly Report on Form 10-Q were prepared by management on a going concern basis without audit, together with the related notes. Periods presented prior to September 30, 2009 are unaudited and have been recast on a going concern basis.  In our opinion, these unaudited interim consolidated financial statements present fairly the financial position and results of operations for the three and nine months ended September 30, 2009.  See Note A for a discussion of business operations and liquidity.  The consolidated financial statements for the year ended December 31, 2008 included in our fiscal year end December 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC were prepared using the liquidation basis of accounting and are not comparable with the financial statements presented in this Quarterly Report on Form 10-Q.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$656	$-

LIABILITIES
Accounts payable and accrued expenses	$47,581	$48,862
Accrued payroll tax liabilities	-	1,672
Convertible promissory note payable to officer including accrued interest payable of $6,287 at September 30, 2009 and $1,994 at December 31, 2008 and net of deferred debt discount of $31,832 at September 30, 2009 and $57,876 at December 31, 2008	43,906	13,569
Payable to officer	48,209	7,294
Total current liabilities	139,696	71,397

Convertible preferred stock, $1,000 stated value per share; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $.01 par value per share; 100,000,000 shares authorized; 34,318,230 shares issued and outstanding at September 30, 2009 and December 31, 2008	343,182	343,182
Additional paid-in capital	30,440,850	30,440,850
Accumulated deficit	(30,927,072)	(30,859,429)
Total stockholders’ deficit	(139,040)	(71,397)
Total liabilities and stockholders' deficit	$656	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

General and administrative expense	$7,150	$11,375	$37,306	$404,321
Interest expense	10,127	3,442	30,337	3,442
Interest (income)	-	-	-	(970)
Net loss	$(17,277)	$(14,817)	$(67,643)	$(406,793)

Weighted average common shares outstanding - basic and diluted	34,318,230	34,318,230	34,318,230	34,318,230

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
Cash flows used in operating activities
Net loss	$(67,643)	$(406,793)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Amortization of beneficial conversion feature on note payable to officer debt recorded as interest expense	26,044	2,894
Change in operating liabilities:
Accounts payable and accrued expenses	1,340	(94,591)
Net cash used in operating activities	(40,259)	(498,490)

Net cash provided from financing activities:
Cash advances from CEO	40,915	70,510
Net change in cash	656	(427,980)
Cash at the beginning of the period	-	428,021
Cash at the end of the period	$656	$41

Non-cash items:
Conversion of cash advances from CEO into note payable	$-	$69,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements and Change in Basis of Presentation

On November 16, 2009 the Board of Directors terminated the plan of liquidation and dissolution (the ”Plan of Liquidation”) previously approved by the Board of Directors on October 13, 2006 and by the shareholders of the Company on December 1, 2006. Prior to the termination of the Plan of Liquidation, the Company had prepared its financial statements under the liquidation basis of accounting.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

As a result of the termination of the Plan of Liquidation, the liquidation of the Company is no longer probable and therefore, the Company’s unaudited consolidated balance sheets at September 30, 2009 and December 31, 2008, and the unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 have been prepared by management assuming the Company will continue as a going concern.  Periods presented prior to September 30, 2009 are unaudited and have been recast to reflect amounts that are presented on a going concern basis.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for the fair presentation of financial position and the results of operations for the interim periods presented and have been prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements required on Form 10-K have been included in this Quarterly Report on Form 10-Q because the change in the basis of presentation in this Quarterly Report on Form 10-Q is not comparable to the basis of presentation included in the 2008 annual report filed on Form 10-K.

The consolidated financial statements for the year ended December 31, 2008 included in our fiscal year end December 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission were prepared using the liquidation basis of accounting and are not comparable with the basis of presentation of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Going Concern

The Company’ cash position at September 30, 2009 is $656 and it has outstanding liabilities to unrelated third parties of $47,581 and notes payable and advances aggregating $123,947 to related parties at September 30, 2009.  There are no operations from which cash flows may be generated.  The Company has limited access to capital, no plans to raise capital and management has not identified sources of capital from unrelated third parties. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO., however there can be no assurance that such funds will be available from the CEO or others in the future, or at terms acceptable to the Company. The Company has been and continues to be dependent upon outside financing to continue its existence and to fund alternatives being considered by the Board of Directors.  The Company will continue to require working capital to fund operating expenses, primarily accounting, legal and compliance reporting costs to maintain the shell company.  The Company has explored investment and funding alternatives but at September 30, 2009 the Company had not identified any investments that would provide the ability to raise capital, nor did the Company have any plans to raise additional amounts of capital.  Therefore, there is substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

The Business

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

The business was operated as a standalone company from May 17, 2002 until the sale of substantially all of its assets to McAfee on December 4, 2006 when operations ceased.  Up until the Sale, the Company was engaged in the development, marketing and licensing of security software products to large enterprises and government agencies.  Following the Sale, the Company has had no operations but has incurred costs and expenses associated with the wind down activities conducted under its prior Plan of Liquidation and the costs to remain in SEC reporting compliance.  During the nine months ended September 30, 2009 the Company had no operations and no employees.

On December 4, 2006, Citadel Security Software Inc. and its subsidiaries (collectively, "Citadel" or the “Company”) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between the Company and McAfee, Inc. and a subsidiary ("McAfee"). On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS”). The Asset Purchase Agreement provided for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale"). The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds. A distribution of $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.

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

In addition, the preparation of consolidated financial statements requires the Company to make assumptions, judgments and estimates that can have a significant impact on our reported financial; position, results of operations and cash flows. Management bases its assumptions, judgments and estimates on the most recent information available and various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis management evaluates its assumptions, judgments and estimates and makes changes accordingly. The Company believes that the assumptions, judgments and estimates have the greatest potential for impact on the CDSS consolidated financial statements and considers these estimates to be critical accounting policies.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the three and nine months ended September 30, 2009 and 2008, basic and diluted net loss per common share are identical because the number of shares assumed in the exercise of common stock options outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

For the three and nine months ended September 30, 2009 and 2008, the effect of stock options for 675,000 shares of common stock outstanding at September 30, 2009 and 2008 and the effects of issuing 228,788,200 shares of common stock upon the assumed conversion of a note payable to the Company’s CEO have been excluded from the weighted average shares computation as the effect of the above potentially dilutive securities  would be antidilutive to the net loss per share during those periods.

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s financial position, results of operations or cash flows. Since the adoption of the Accounting Standards Codification (ASC) the notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

Effective June 30, 2009, the Company implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 18, 2009, the date we issued these financial statements.  During this period, the Company did not have any recognizable or non-recognizable subsequent events.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE B - RELATED PARTY TRANSACTIONS

At September 30, 2009, the Company owed its CEO (i) $69,451 in the form of a convertible promissory note, (ii) $6,287 of accrued interest related to the note, and (iii) $48,209 in the form of a payable for cash advances to the Company and for the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company additional funds should it be necessary for working capital expenses, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will continue to be available from the CEO or other related parties in the future. The Company has been and continues to be dependent upon outside sources of cash to pay expenses.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note").  The Note represents advances of approximately $69,451 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at September 30, 2009, Mr. Solomon would have received approximately 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.  On September 30, 2009, Mr. Solomon beneficially owned a total of 235,642,684 shares of the Company’s common stock (as if the Note were converted into shares of the Company’s common stock at that date), and the conversion of the note would trigger a change in control giving Mr. Solomon control of the Company through the voting power over a majority of the shares of outstanding common stock.

The conversion price of the Amended Note of approximately $0.0003 per share was below the fair value per share of the common stock at the date the note was issued resulting in  beneficial conversion feature, therefore the amount of discount assigned to the note is limited to the proceeds of $69,451.  The fair value of the beneficial conversion feature of $69,451 was credited to additional paid-in capital. The discount is being amortized to interest expense ratably over the two year term of the note.

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

The conversion feature of the convertible note was evaluated under ASC 815-15 and management determined that although there was not a sufficient number of authorized shares to convert the Note, the Company is only required to use its best efforts to increase the number of authorized shares or effect a reverse stock split in order to deliver shares to Mr. Solomon. As a result, the embedded conversion feature was not bifurcated and there is no related derivative liability.

NOTE C - INCOME TAXES

The Sale was a taxable transaction to the Company for United States federal income tax purposes and accordingly the Company recognized a gain in its federal income tax return for the year ended December 31, 2006.  Net operating loss carryforwards of approximately $44,000,000 were used to fully offset the gain reported in the federal income tax return filed for the year ended December 31, 2006.  In addition, a tax liability of approximately $894,000 resulting from the application of the federal Alternative Minimum Tax (“AMT”) rules was computed and was fully paid during the first quarter of 2007.

Unexpired net operating loss carryforwards of approximately $2,500,000 at December 31, 2008 remain available to offset any future upward adjustments to the gain from the Asset Sales or adjustments to unaudited open tax years resulting from Internal Revenue Service audit adjustments.  The Company does not believe that there will be any additional material amount of taxes payable as a result of the Sale and it believes that it has sufficient usable net operating loss carryforwards to offset substantially all of any income or gain recognized for “regular” federal income tax purposes resulting from a subsequent review and adjustment by the Internal Revenue Service. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company’s tax treatment of the asset sale or the availability of net operating loss carryforwards to fully offset the gains from the transaction or subsequent income adjustments.  To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating loss carryforwards, there may be adverse tax consequences to the Company and its stockholders, including that the Company could owe income taxes on up to the entire purchase price and that its common stockholders would be required to return any distributions they have received.

In evaluating the exposure associated with various tax filing positions, the Company considers the potential for accrual of charges for probable exposures.  At September 30, 2009, the Company believes that it has appropriately considered probable tax exposures and determined that no accrual was required.  To the extent the Company were not to prevail in matters for which tax accruals have been established or be required to pay taxes in excess of recorded accruals, the effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, reported tax liabilities and taxes may be subject to change at a later date due to final determination by the taxing authorities.  The impact of this final determination on the Company’s estimated tax obligations could be significant.

NOTE D – STOCKHOLDERS’ EQUITY (DEFICIT)

The balances related to stockholders’ equity (deficit), as reflected below reflects adjustments to recast the financial statements on a going concern basis in lieu of the  liquidation basis of accounting previously reported for periods after December 4, 2006 and includes the transactions and cumulative adjustments to stockholders’ equity (deficit) for the period from December 5, 2006 to December 31, 2008:

	Common Stock				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accummulated (Deficit)	Stockholders' Equity (Deficit)
Balance at December 4, 2006 as reported	34,318,230	$343,182	$47,528,206	$(28,493,864)	$19,377,524

Cumulative net loss on a going concern basis for the period December 5, 2006 to December 31, 2008				(2,365,565)	(2,353,990)

Dividend paid to common shareholders on January 5, 2007			(17,152,807)		(17,152,807)

Beneficial conversion feature of note payable to officer			69,451		69,451

Balance at December 31, 2008	34,318,230	343,182	30,444,850	(30,859,429)	(71,397)

Net loss for the nine months ended September 30, 2009				(67,643)	(67,643)

Balance at September 30, 2009	34,318,230	$343,182	$30,444,850	$(30,927,072)	$(139,040)

Stock-based Compensation Plans

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of CDSS. The Plan authorizes the board of directors or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants. A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan. Any options granted under the Plan have a term of 10 years and generally vest over periods of up to three years. No options were outstanding or exercisable at September 30, 2009 and December 31, 2008 under the Plan.  There were 2,562,776 stock options available for future grant under the Plan.

In addition, the Company has granted options outside of the Plan. These options are not covered under a plan approved by the stockholders. The options granted have a term of 10 years or less and generally vest over periods of from one to three years. At September 30, 2009 and December 31, 2008, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share and have a weighted average remaining life of 4.61 years.

For options granted the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. FASB Accounting Standards Codification (“ASC”) Subtopic 718-20 – Stock Compensation Awards Classified as Equity (formerly SFAS No. 123R (revised 2004), “Share-Based Payment”).  ASC Subtopic 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest.  No options were granted during the nine months ended September 30, 2009 and 2008, therefore no stock compensation expanse has been recorded. As of September 30, 2009 there was no unrecognized compensation cost related to unvested stock options.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

On November 16, 2009 the Board of Directors terminated the plan of liquidation and dissolution previously approved by the Board of Directors on October 13, 2006 and the shareholders of the Company on December 1, 2006.  As a result, the accompanying September 30, 2009 unaudited interim consolidated balance sheets, unaudited consolidated statements of operations and statements of cash flows for CDSS Wind Down Inc. required to be filed with this Quarterly Report on Form 10-Q were prepared by management on a going concern basis without audit, together with the related notes. Periods presented prior to September 30, 2009 are unaudited and have been recast on a going concern basis.  In our opinion, these unaudited interim consolidated financial statements present fairly the financial position and results of operations for the three and nine months ended September 30, 2009.  See Note A for a discussion of business operations and liquidity.  The consolidated financial statements for the year ended December 31, 2008 included in our fiscal year end December 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC were prepared using the liquidation basis of accounting and are not comparable with the financial statements presented in this Quarterly Report on Form 10-Q.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.

Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following:

—	possible or assumed future results of operations;
—	future revenue and earnings;
—	business and growth strategies;
—	the uncertainty of general business and economic conditions; and
—	those described under Risk Factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

Three months ended September 30, 2009 versus Three Months ended September 30, 2008

During the three months ended September 30, 2009 we had no operations and no employees.  Our primary expenses consisted of professional fees, records storage fees and fees associated with public company reporting compliance.

Operating expenses recorded during the three months ended September 30, 2009 were $7,150 versus $11,375 during the three months ended September 30, 2008.  The decrease of $4,225 was a result of lower professional fees and miscellaneous expenses.

Interest expense for the three months ended September 30, 2009 was $10,127 related to the note payable to the CEO, including debt discount amortization of $8,681 versus $3,442 for the three months ended September 30, 2008 including debt discount amortization of $2,894.

Nine months ended September 30, 2009 versus Nine Months ended September 30, 2008

During the nine months ended September 30, 2008 we had no operations, terminated all of our employees and reduced our recurring expenses to professional fees, records storage fees and fees associated with public company reporting compliance.

Operating expenses recorded during the nine months ended September 30, 2009 were $37,306 versus $404,321 during the nine months ended September 30, 2008.  The decrease of $367,015 was a result of lower employee compensation expenses, travel expenses, professional fees, office expenses and miscellaneous expenses.  During the nine month ended September 30, 3009 the Company had no employees or office space.  The expenses incurred during the nine months ended September 30, 2009 were primarily related to professional fees, offsite records storage expenses and expenses related to public company reporting compliance.

Interest expense for the nine months ended September 30, 2009 was $30,337 related to the note payable to the CEO, including debt discount amortization of $26,044 versus $3,442 for the nine months ended September 30, 2008 including debt discount amortization of $2,894.  During the nine months ended September 30, 2008 the Company recorded interest income of $970 from invested cash.

Liquidity and Capital Resources

Our cash position at September 30, 2009 is $656 and we had outstanding liabilities to unrelated third parties of $47,581 and notes payable and advances aggregating $123,947 to related parties at September 30, 2009.  There are no operations from which cash flows may be generated.  Our CEO provided cash advances to us or paid expenses on our behalf of approximately $6,000 and $40,900 during the three and nine months ended September 30, 2009, respectively.  If available cash is not adequate to meet our obligations, liabilities, operating costs and claims, our CEO has committed to advance us additional funds should it be necessary for working capital purposes, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will be available from the CEO or other related parties in the future or on terms acceptable to us.  We have been and continue to be dependent upon outside sources of cash to pay operating expenses.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2008 relates to our documentation and a lack of segregation of duties due to our limited size.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk.  Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.  This disclosure is for the purpose of qualifying for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  It contains factors that could cause results to differ materially from such forward-looking statements.  These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

The following matters, among other things, may have a material adverse effect on the business, financial condition, liquidity, or results of operations of the Company.  Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.  Before you invest in our common stock, you should be aware of various risks, including those described below.  Investing in our common stock involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to purchase shares of our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have no revenues or earnings from operations, and there is a risk that we will be unable to continue as a going concern and consummate a business combination or other similar transaction. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

Historically, we have incurred recurring operating losses and have a stockholders' deficit at September 30, 2009 of approximately $139,000.  We had a cash balance of $656 at September 30, 2009 and current liabilities of approximately $140,000.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.  We have limited access to capital, no plans to raise capital and no third party sources of capital at September 30, 2009. Our past funding needs of the business have been provided by financings through cash advances received from and notes payable issued to our Chief Executive Officer.  There can be no assurance that such funds will be available from this related party in the future.  Without additional funds there is an uncertainty as to whether we can continue as a going concern.

OUR CEO BENEFIOCIALLY OWNS A MAJORITY OF OUR VOTING SHARES.

On August 27, 2008, we and Steven B. Solomon, our Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,451 made by Mr. Solomon to us through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at September 30, 2009, Mr. Solomon would have received approximately 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of 235,652,684 shares of the Company’s common stock by our CEO giving him potential control of the Company through the voting power over a majority of the shares of outstanding common stock.

WE HAVE NO OPERATIONS AND NO ASSURANCES OF BEGINNING OPERATIONS OR THAT WE WILL BE SUCCESSFUL IN IDENTIFYING OR ACQUIRING A BUSINESS

At a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts.  Our current activities are limited to

▪	preparing and filing ongoing tax returns;

▪	complying with our Securities and Exchange Commission reporting requirements; and

▪	records storage.

From December 5, 2006 through the September 30, 2009, all known liabilities associated our prior operations were settled and all distributions to shareholders were made.  On November 16, 2009 the Board of Directors terminated the plan of liquidation and dissolution (the ”Plan of Liquidation”) previously approved by the Board of Directors on October 13, 2006 and by the shareholders of the Company on December 1, 2006.  Having discussed alternatives to liquidating or dissolving the Company, the Board of Directors determined to terminate the Plan of Liquidation and to consider alternatives including the potential for commencing a development stage company or the potential for acquiring an operating company in a merger or asset purchase transaction.  No business opportunities have been identified and there can be no assurance that any suitable companies or operations may be identified or acquired in the future.

OUR STOCK IS TRADED IN THE OVER THE COUNTER MARKET.

Our common stock trades on the OTC Bulletin Board.  The OTC Bulletin Board is generally considered to be a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. The OTC Bulletin Board requires that listed companies remain current in their filings with the Securities and Exchange Commission.  If we are unable to remain current in our SEC filings, due to lack of funds or personnel or otherwise, we could be delisted from the OTC Bulletin Board, and our stock would trade, if at all, on the pink sheets.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY.

Due to the factors noted in this Report and other factors, our stock price has been and may continue to be subject to significant volatility.  We have experienced no revenue or earnings which have had an immediate and significant adverse effect on the trading price of our common stock.  This may occur again in the future.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers, including Steven B. Solomon, our Chairman and Chief Executive Officer and our directors. Our business could be negatively impacted if we were to lose the services of one or more of these persons.  In addition, the loss of our CEO would eliminate our only source of funds to maintain compliance reporting requirements.

WE MAY BE ADVERSELY AFFECTED BY RECENT EVENTS IN THE CAPITAL AND CREDIT MARKETS.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected business and economic environments. Any proposed acquisition is exposed to risks associated with the creditworthiness of suppliers, customers and business partners. In particular, we may be exposed to risks associated with the ongoing decline of the markets. These conditions have resulting in financial instability or other adverse effects at many prospective business partners. Any of these events may adversely affect our cash flow, profitability and financial condition.

Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could continue to adversely affect our ability to access credit from any proposed business combination.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST.

Although we have not identified any potential acquisition target or new business opportunities, the possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or their affiliates may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At December 31, 2008, we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Asset Sale was a taxable transaction to us for United States federal income tax purposes and we recognized a gain on the asset sale under the Asset Purchase Agreement. We do not believe, however, that there will be material tax payable by us, other than approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. This tax liability was paid during the first quarter of 2007. We believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than AMT). After filing of federal income tax returns by us and our subsidiaries, we believe that we will have net operating losses of approximately $44,000,000 to offset taxable income for the year ended December 31, 2006, including losses arising prior to and after the date of our 2002 spin-off from our former parent company. We expect that our taxable income, including the gain on the Asset Sale, for federal income tax purposes will be less than available net operating loss carry-forwards of approximately $44,000,000. Therefore, we will not set aside any material amounts specifically for the payment of any tax liability, other than the $894,000 AMT payment that we have made. However, there can be no  assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders could be required to return any distributions they have received.

OUR ASSUMPTION THAT WE WILL NOT HAVE TO PAY TEXAS FRANCHISE TAX AS A RESULT OF THE CLOSING OF THE ASSET PURCHASE AGREEMENT MAY BE INACCURATE.

We do not believe we will be obligated to pay any Texas franchise tax as a result of the closing of the Asset Sale. Beneficial ownership of all of our assets was held by our subsidiary Canberra Operating, L.P., a Texas limited partnership, and Texas franchise tax did not apply to dispositions of assets by limited partnerships. To confirm our position, following the closing we applied to the Texas Comptroller of Public Accounts for a statement that no franchise or sales tax was due as a result of the closing of the Asset Purchase Agreement. If the Texas Comptroller challenges our position, we could be required to pay the Texas franchise tax, our stockholders could be required to return any distributions they have received.

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

Date: November 20, 2009	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)