Form 10-K
period 2009-12-31
CDSS Wind Down Inc
filed 2010-03-31
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes ☐ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day the registrant’s second fiscal quarter ended June 30, 2009 computed by reference to the price at which common equity was last sold, was $56,387.

As of March 29, 2010, there were 34,305,617 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CDSS WIND DOWN INC.
FORM 10-K
ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2009

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

▪	possible or assumed future results of operations;
▪	future revenue and earnings;
▪	business and growth strategies;
▪	the uncertainty of general and economic conditions; and
▪	those described under Risk Factors.

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

ITEM 1.   BUSINESS

CDSS was incorporated in Delaware in December 1996.  Its principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.  On April 30, 2004 the Company’s stock moved from the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange to the NASDAQ Capital Market and traded under the symbol "CDSS".  On May 5, 2006 the Company's stock moved to the OTCBB following a delisting notice form the NASDAQ for failure to meet the $1 per share minimum trading price.  On January 11, 2007 the trading symbol became "CWDW" resulting from the name change described below.

The business was operated from May 17, 2002 until the sale of substantially all of its assets to McAfee, Inc. on December 4, 2006 when its operations ceased.   On December 4, 2006, Citadel Security Software Inc.  and its subsidiaries (collectively, "Citadel" or the “Company”) closed the sale of substantially all of its assets to McAfee Security, LLC, a Delaware limited liability company and a wholly owned subsidiary of McAfee, Inc., pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") between the Company and McAfee, Inc.  and a subsidiary ("McAfee").  On December 12, 2006 Citadel Security Software Inc.  changed its name to CDSS Wind Down Inc.  (“CDSS”).  The Asset Purchase Agreement provided for the acquisition of substantially all of the assets (the “Assets”) and the assumption of certain identified liabilities of CDSS by McAfee (collectively, the "Sale").  The cash consideration received by CDSS for the purchase of the Assets and operating expense reimbursement was $60,020,579 in immediately available funds.  A distribution of $0.50 per share was made on January 5, 2007 to shareholders of record on January 2, 2007.  From December 5, 2006 and prior to December 31, 2009, all known liabilities associated with our prior operations were settled and all distributions to shareholders were made.

Up to and until the sale of substantially all of its assets, the Company was engaged in the development, marketing and licensing of security software products to large enterprises and government agencies.   Following the Sale, the Company has had no operations and no employees but has incurred costs and expenses associated with the wind down activities conducted under its prior plan of liquidation and dissolution (the “Plan of Liquidation”) and the costs to remain in SEC reporting compliance.

During 2009, the Board of Directors considered alternatives to liquidating or dissolving the Company including the potential for commencing a development stage company or the potential for acquiring an operating company in a merger or asset purchase transaction and determined on November 16, 2009 to terminate the Plan of Liquidation previously approved by the Board of Directors on October 13, 2006 and by the shareholders of the Company on December 1, 2006.   At December 31, 2009, no suitable business opportunities had been identified and the Board of Directors continued to seek business alternatives but there can be no assurance that any suitable companies or operations may be identified, initiated or acquired in the future.

Entry into a Material Definitive Agreement

On March 29, 2010,  we entered into a definitive merger agreement with Green Energy Management Systems, Inc. Pursuant to the merger agreement, we will effect a 1 for 3 reserve split of our outstanding common stock, issue post-split shares constituting approximately 80% of our outstanding shares in exchange for all of the outstanding common stock of GEM, replace our officers and directors with those of GEM, and change our name to "Green Energy Management Systems Holdings, Inc." Copies of the merger agreement and a related press release are attached as exhibits to a Current Report on Form 8-K filed dated March 29, 2009, and copies of the charter amendments will be attached to an information statement to be filed prior to closing.

The parties each made customary representations and warranties in the merger agreement, which is subject to customary closing conditions, as well as a condition that we raise $1.25 million in new capital prior to closing (with a corresponding reduction in the amount of shares issuable pursuant to a convertible note held by our cheif executive officer). The merger agreement contains termination rights for both parties. The merger is expected to close in the second quarter fo 2010. No assurance can be given that the conditions to closing the transactions contemplated by the merger agreement will be satisfied, or that the transactions contemplated by the merger agreement ultimately will be consummated.

The foregoing description of the merger agreement is not complete and is qualified in its entirety by the full and complete terms of the merger agreement, which is attached as Exhibit 10.1 to a Current Report on Form 8-K filed dated March 29, 2009.

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

Historically, we have incurred recurring operating losses and have a stockholders' deficit at December 31, 2009 of approximately $164,000.  We had a cash balance of $581 at December 31, 2009 and gross current liabilities of approximately $277,000 before a non-cash note discount of approximately $60,000.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well.  There can be no assurances that we will ever be profitable.   We have limited access to capital, no plans to raise capital and no third party sources of capital at December 31, 2009.  Our past funding needs of the business have been provided by financings through cash advances received from and notes payable issued to our Chief Executive Officer.   There can be no assurance that such funds will be available from this related party in the future.   Without additional funds there is an uncertainty as to whether we can continue as a going concern.

OUR CEO BENEFIOCIALLY OWNS A MAJORITY OF OUR VOTING SHARES.

On August 27, 2008, we and Steven B.  Solomon, our Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note").  The Note represents advances of approximately $69,451 made by Mr.  Solomon to us through the issue date of the Note.   The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr.  Solomon.   If the Note had been converted in full at December 31, 2009, Mr.  Solomon would have received approximately 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of 235,642,684 shares of the Company’s common stock by our CEO giving him potential control of the Company through the voting power over a majority of the shares of outstanding common stock.

WE HAVE NO OPERATIONS AND NO ASSURANCES OF BEGINNING OPERATIONS OR THAT WE WILL BE SUCCESSFUL IN IDENTIFYING, INITIATING OR ACQUIRING A BUSINESS

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

From December 5, 2006 through December 31, 2009, all known liabilities associated with our prior operations were settled and all distributions to shareholders were made.   On November 16, 2009 the Board of Directors terminated the Plan of Liquidation previously approved by the Board of Directors on October 13, 2006 and by the shareholders of the Company on December 1, 2006.   Having discussed alternatives to liquidating or dissolving the Company, the Board of Directors considered alternatives to dissolution including the potential for commencing a development stage company or the potential for acquiring an operating company in a merger or asset purchase transaction.   At December 31, 2009 no business opportunities had been identified and we cannot assure you that any suitable companies or operations may be identified, initiated or acquired in the future.

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

WE MAY BE ADVERSELY AFFECTED BY RECENT EVENTS IN THE CAPITAL AND CREDIT MARKETS.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit as well as volatility in the capital and credit markets, have adversely affected business and economic environments.   Any proposed acquisition is exposed to risks associated with the creditworthiness of suppliers, customers and business partners.   In particular, we may be exposed to risks associated with the ongoing decline of the markets.   These conditions have resulted in financial instability or other adverse effects at many prospective business partners.   Any of these events may adversely affect our cash flow, profitability and financial condition.

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

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures.  At December 31, 2009, we believe we have no probable exposures.  To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining our provision for income taxes.  In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Our reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.  The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The Sale was a taxable transaction to us for federal and state income tax purposes.  We recognized a gain on the Sale and remitted the taxes computed and reported to the respective federal and state tax jurisdictions.  After filing of federal income tax returns by us and our subsidiaries, we utilized net operating loss carryforwards of approximately $44 million, including losses arising prior to and after the date of our 2002 spin-off from our former parent company, to offset taxable income for the year ended December 31, 2006.  We believe we have sufficient usable net operating losses to offset substantially all of the income or gain computed and reported by us for federal and state income tax purposes, including any alternative minimum tax, resulting from the Sale. Until such time as the statute of limitations expires in each of the tax jurisdictions there can be no assurance that the Internal Revenue Service or other relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or utilization of the net operating loss carryforwards to offset the taxable income ultimately determined by a relevant tax authority.  To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the utilization net operating loss carryforwards, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes in an amount up to the entire purchase price and our common stockholders could be required to return any distributions they have received.

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

We have identified material weaknesses in our internal controls over financial reporting.  See “Item 9A(T)—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” for a discussion of these material weaknesses.  During 2009 and as of the date of this Annual Report on Form 10-K, we strengthened our processes regarding documentation deficiencies and increased the involvement of the board of directors to improve the lack of segregation of duties as discussed at Item 9A(T)—“Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” but there can be no assurance that these measures have been or will be successful.   If we are unsuccessful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price.  The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing, costly and also apply to future years.  We cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered or that we will have sufficient cash available to improve deficient internal controls.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM  2.   PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (Reserved)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “CWDW.”  As of March 26, 2010, the last sales price per share of the Company’s common stock, as reported by the OTCBB, was $0.09 per share.  The following table presents the quarterly range of high and low closing prices for our common stock from January 1, 2008 through December 31, 2009, as reported by the www.nasdaq.com for the respective periods the stock was traded on the OTCBB.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2009
1st Quarter	$0.0040	$0.0010
2nd Quarter	$0.0040	$0.0009
3rd Quarter	$0.0230	$0.0015
4th Quarter	$0.1300	$0.0200

YEAR ENDED DECEMBER 31, 2008
1st Quarter	$0.0040	$0.0020
2nd Quarter	$0.0045	$0.0010
3rd Quarter	$0.0050	$0.0010
4th Quarter	$0.0030	$0.0005

At December 31, 2009 there were approximately 825 holders of record of the Company’s outstanding common stock.  Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of legally available funds.  No dividends have been declared on the Company’s common stock.

Securities subject to equity compensation plans include:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by security holders	-	-	2,562,776

Equity compensation plans not approved by security holders	675,000	$2.04	-

ITEM 6.   SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our cash position at December 31, 2009 was $581 and we had outstanding liabilities to unrelated third parties of $117,032 and gross notes payable plus a payable aggregating $134,091 (before a non-cash note discount of $60,358) to a related party at December 31, 2009.  There are no operations from which cash flows may be generated.  Our CEO provided cash advances to us or paid expenses on our behalf of approximately $49,600 during the year ended December 31, 2009.  We have been and continue to be dependent upon our CEO or other sources of cash to pay operating expenses.  If available cash is not adequate to meet our obligations, liabilities, operating costs and claims, our CEO may agree to advance us additional funds through December 31, 2010 should it be necessary for working capital purposes, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  However there can be no assurance that such funds will be available from our CEO or other related parties in the future or on terms acceptable to us.

Going Concern

We have received a report from our independent registered public accounting firm for our year ended December 31, 2009 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  We have no revenues or earnings from operations, and there is a risk that we will be unable to continue as a going concern, consummate a business combination or other similar transaction.  We have no cash or significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or other similar transaction, resulting in continuing net operating losses being incurred.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.  Until we are able to create liquidity through a merger, acquisition or some other liquidity transaction, we will continue to require working capital to fund operating expenses.

Historically, we have incurred recurring operating losses and have a stockholders' deficit at December 31, 2009 of approximately $164,000.  We had a cash balance of $581 at December 31, 2009 and gross current liabilities of approximately $277,000 before a non-cash note discount of approximately $60,000.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well.  There can be no assurances that we will ever be profitable.  We have limited access to capital, no plans to raise capital and no third party sources of capital at December 31, 2009.  Our past funding needs of the business have been provided by financings through cash advances received from and notes payable issued to our CEO.  There can be no assurance that such funds will be available from this related party in the future.   Without additional funds there is an uncertainty as to whether we can continue as a going concern.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Operating expenses recorded during the year ended December 31, 2009 were $82,264 versus $473,001 during the year ended December 31, 2008.  The lower operating expenses are a direct result of winding down operations.   During the year ended December 31, 2008 we terminated all of our employees, terminated our office lease and reduced our primary recurring expenses to bank charges, professional fees, records storage fees and fees associated with tax compliance and public company reporting.  This reduced operating level resulted in a decrease of $390,737 in total operating expenses during the year ended December 31, 2009 versus the year ended December 31, 2008.  The reduction in operating expenses was partially offset by a charge for a tax audit assessment for back sales taxes of $19,971.

Interest expense for the year ended December 31, 2009 was $21,152 and includes $5,739 of interest on  the note payable to the CEO, debt discount amortization of $8,662 and an interest charge of $6,751 resulting from a sales tax audit assessment.  Total interest expense of $2,425 for the year ended December 31, 2008 included $1,994 of interest on the note payable to the CEO and $431 of debt discount amortization.  During the year ended December 31, 2008 the Company recorded interest income of $970 earned on invested cash during 2008.

Cash Flows

Cash flows used in operating activities were $49,042 and $504,766 for the years ended December 31, 2009 and 2008, respectively.  The decrease in cash outflows from operating activities in 2009 versus 2008 is primarily due to the reduction in our net loss in 2009 versus 2008, as a direct result of our reduced operating activities, non-cash amortization of debt discount charged to interest expense of $8,662 and a net increase in liabilities of $76,463.

Cash inflows from financing activities in 2009 and 2008 was $49,613 and $76,745, respectively, consisting of cash advances received from our CEO.

Critical Accounting Policies

Financial Statement Presentation as a Going Concern

When preparing the financial statements, we assess our ability to continue as a going concern.  We have assumed that the Company will continue as a going concern and as a result the financial statements have been prepared on a going concern basis.   This assumption is based upon the CEO’s historical funding to pay operating expenses and the determination by the Board of Directors to seek alternatives for the company to merge or acquire another business or to initiate a development stage business within the company.

ITEM 7A  QUANTITATIVE AAND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the years ended December 31, 2009 and 2008 and the reports thereon of MaloneBailey, LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CDSS Wind Down Inc.
Dallas, Texas

We have audited the balance sheet of CDSS Wind Down Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CDSS Wind Down Inc. will continue as a going concern. As discussed in Note A to the financial statements, CDSS Wind Down Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 31, 2010

CDSS WIND DOWN INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$581	$–

LIABILITIES
Accounts payable and accrued expenses	$117,033	$103,772
Sales tax liability	26,722	–
Convertible promissory note payable to officer including accrued interest payable of $7,733 and $1,994 at December 31, 2009 and 2008 and net of deferred debt discount of $60,358 and $69,020 at December 31, 2009 and 2008	16,826	2,425
Payable to officer	56,907	7,294
Total current liabilities	217,488	113,491

Convertible preferred stock, $1,000 stated value per share; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008	–	–
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 34,305,617 shares issued and outstanding at December 31, 2009 and 2008	343,056	343,056
Additional paid-in capital	30,444,976	30,444,976
Accumulated deficit	(31,004,939)	(30,901,523)
Total stockholders’ deficit	(216,907)	(113,491)
Total liabilities and stockholders' deficit	$581	$–

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
CONSOLIDATED RESULTS OF OPERATIONS

	Year ended December 31,
	2009	2008
General and administrative expenses	$82,264	$473,001,
Interest expense	21,152	2,425
Interest income	–	(970)
Net loss	$(103,416)	$(474,456)

Weighted average shares outstanding – basic and diluted	34,305,617	34,305,617

Loss per share – basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2009	2008
Cash flows used in operating activities
Net loss	$(103,416)	$(474,456)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of beneficial conversion feature on note payable to officer recorded as interest expense	8,662	431
Change in operating liabilities:
Accounts payable and accrued expenses	13,261	(32,735)
Sales tax liability	26,722	–
Interest payable	5,739	1,994
Net cash used in operating activities	(49,032)	(504,766)

Net cash provided from financing activities:
Cash advances from CEO	49,613	76,745
Net change in cash	581	(428,021)
Cash at the beginning of the period	–	428,021
Cash at the end of the period	$581	$–

Non-cash items:
Conversion of cash advances from CEO into note payable	$–	$69,451

The accompanying notes are an integral part of these consolidated financial statements.

CDSS WIND DOWN INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2007	34,305,617	$343,056	$30,375,525	$(30,427,067)	$291,514

Beneficial conversion feature of convertible note payable			69,451		69,451

Net loss				(474,456)	(474,456)

Balance at December 31, 2008	34,305,617	$343,056	$30,444,976	$(30,901,523)	$(113,491)

Net loss				(103,416)	(103,416)

Balance at December 31, 2009	34,305,617	$343,056	$30,444,976	$(31,004,939)	$(216,907)

The accompanying notes are an integral part of these consolidated financial statements.

 CDSS WIND DOWN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CDSS Wind Down Inc. (“CDSS”) was incorporated in Delaware in December 1996. Its principal executive offices are located at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.  The business was operated as a standalone software company formerly known as Citadel Security Software Inc. from May 17, 2002 until December 4, 2006 when operations ceased due to the sale of substantially all of the Company’s assets to a subsidiary of McAfee Inc. (the “Sale”).  On December 12, 2006 Citadel Security Software Inc. changed its name to CDSS Wind Down Inc. (“CDSS”) and began trading under the symbol “CWDW” on the Over the Counter Bulletin Board.

Until the Sale, the Company was engaged in the development, marketing and licensing of security software products to large enterprises and government agencies.  Following the Sale, the Company has had no operations but has been engaged in the wind down activities of its prior software business and has incurred costs and expenses associated with maintaining compliance with tax and public company reporting requirements.  During the years ended December 31, 2009 and 2008, the Company had no operations.  The remaining employees following the Sale voluntarily terminated during the year ended December 31, 2008 and no employees have been hired since.

Basis of Presentation

On November 16, 2009, the Board of Directors terminated the plan of liquidation and dissolution (the ”Plan of Liquidation”) previously approved by the Board of Directors on October 13, 2006 and by the shareholders of the Company on December 1, 2006.  As a result of the Plan of Liquidation, management had prepared its financial statements under the liquidation basis of accounting which management had considered appropriate.  During the year ended December 31, 2009, the Board of Directors discussed alternatives to liquidating or dissolving the Company and determined to terminate the Plan of Liquidation and to consider other alternatives including the potential for commencing operations of a development stage company or for acquiring an operating company in a merger or asset purchase transaction.  At December 31, 2009, no business opportunities had been identified by the Board of Directors or management and there can be no assurance that any profitable companies or operations may be identified or acquired in the future.  However, as a result of this decision by the Board of Directors, management determined that the presentation of the financials statements under the liquidation basis of accounting was no longer appropriate and has prepared the financial statement for the years ended December 31, 2009 and 2008 under the going concern basis of accounting.

Going Concern

The Company’ cash position at December 31, 2009 was $581 and it had outstanding liabilities to unrelated third parties of $117,032 and gross notes payable and advances aggregating $134,091 (before a non-cash note discount of $60,358) to related parties at December 31, 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  There are no operations from which cash flows may be generated.  The Company will continue to require working capital to fund operating expenses, primarily accounting, legal and compliance reporting costs.  The Company has limited access to capital, no plans to raise capital and no identified sources of capital from unrelated third parties.  The Company has been and continues to be dependent upon outside financing to continue to fund expenses and to alternatives being considered by the Board of Directors.  Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO, however there can be no assurance that such funds will be available from the CEO or others in the future, or at terms acceptable to the Company.  Therefore, there is substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants.  For the years ended December 31, 2009 and 2008, basic and diluted net loss per common share are identical because the number of shares assumed in the exercise of common stock options outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

For the years ended December 31, 2009 and 2008, the effect of outstanding stock options for 675,000 shares of common stock at December 31, 2009 and 2008 and the effects of issuing 228,788,200 shares of common stock upon the assumed conversion of a note payable to the Company’s CEO have been excluded from the weighted average shares computation as the effect of the above potentially dilutive securities would be antidilutive to the net loss per share during those periods.

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

NOTE B - RELATED PARTY TRANSACTIONS

At December 31, 2009 the Company owed its CEO (i) $69,451 in the form of a convertible promissory note before a non-cash debt discount of $60,358, (ii) $7,733 of accrued interest related to the note, and (iii) $56,907 in the form of a payable for cash advances to the Company and for the payment of expenses on behalf of the Company.  At December 31, 2008 the Company owed its CEO (i) $69,451 in the form of a convertible promissory note before a non-cash debt discount of $69,020, (ii) $1,994 of accrued interest related to the note, and (iii) $7,294 in the form of a payable for cash advances to the Company and for the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company additional funds should it be necessary for working capital during the year ended December 31, 2010, on terms and conditions to be approved by the disinterested directors of the Company and the CEO, however there can be no assurance that such funds will be available from the CEO beyond this commitment, or at terms acceptable to the Company.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note").  The Note represents advances of approximately $69,451 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at December 31, 2009, Mr. Solomon would have received approximately 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.  On December 31, 2009, Mr. Solomon beneficially owned a total of 235,642,684 shares of the Company’s common stock (as if the Note were converted into shares of the Company’s common stock at that date), and the conversion of the note would trigger a change in control giving Mr. Solomon control of the Company through the voting power over a majority of the shares of outstanding common stock.

The conversion price of the Amended Note of approximately $0.0003 per share was below the fair value per share of the common stock at the date the note was issued resulting in recognition of the fair value of a beneficial conversion feature as a discount assigned to the note which was limited to the note proceeds of $69,451.  The fair value of the beneficial conversion feature of $69,451 was credited to additional paid-in capital and discount is being amortized to interest expense using the interest method over the two year term of the note.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note in full.  The Company has agreed to use its best efforts to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

This conversion feature was evaluated under ASC 815-15. Upon conversion, 228,788,200 shares of common stock would be issued, which exceeds the number of authorized shares.  Upon conversion, Mr. Solomon would own 90% of the outstanding common stock and would then control the Company.  Based on the Mr. Solomon’s ability to authorize an increase in available shares without additional shareholder votes, no derivative liability was recognized.

NOTE C - INCOME TAXES

The significant components of the Company’s deferred tax liabilities and assets consisted of:

	December 31,
	2009	2008
Net operating loss carryforwards	$1,691,000	$1,658,000
Valuation allowance	(1,691,000)	(1,658,000)
Total deferred tax assets, net	$–	$–

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate of 35% to income (loss) before provision for income taxes is explained below:

	December 31,
	2009	2008
Benefit computed at federal statutory rate	$36,000	$166,000
Permanent differences	(3,000)	–
Increase in valuation allowance	(33,000)	(166,000)
Tax benefit	$–	$–

For federal income tax purposes, at December 31, 2009 the Company had a net operating loss carryforward of approximately $4,800,000.  The net operating loss carryforward, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and begins to expire in 2020.  Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The utilization of the NOL could be limited by the adoption of a plan of liquidation in 2006. In addition, the full conversion of the CEO’s convertible promissory note would result in a beneficial ownership of approximately 90% which may lead to restrictions in respect of the availability and use of the net operating loss carryforwards.  A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

In evaluating the exposure associated with various tax filing positions, the Company considers accrual of charges for probable exposures.   At December 31, 2009, the Company believes that it has appropriately considered probable tax exposures.   To the extent the Company were not to prevail in matters for which tax accruals have been established or be required to pay taxes in excess of recorded accruals, the effective tax rate in a given financial statement period could be materially affected.   Significant judgment is required in determining the provision for income taxes.  In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.   Reported results may be subject to final examination by taxing authorities.   Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, reported tax liabilities and taxes may be subject to change at a later date due to final determination by the taxing authorities.   The impact of this final determination on the Company’s estimated tax obligations could be significant and could increase or decrease amounts of cash available.

NOTE D – PREFERRED STOCK, COMMON STOCK AND STOCK OPTIONS

At December 31, 2009 and 2008, the Company had 1,000,000 authorized shares of preferred stock at a stated value of $1000 per share.   No preferred shares were issued and outstanding at December 31, 2009 and 2008.   In addition, the Company has 100,000,000 authorized shares of common stock of which 34,305,617 are issued and outstanding at December 31, 2009 and 2008 with a par value of $0.01 per share.

Stock-based Compensation Plans

The 2002 Stock Incentive Plan (the "Plan") was adopted by the board of directors and approved by the shareholders of CDSS.  The Plan authorizes the board of directors or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants.  A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan.  In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan.  Any options granted under the Plan have a term of 10 years and generally vest over periods of up to three years.  No stock options were outstanding or exercisable at December 31, 2009 or 2008 under the Plan.   There were 2,562,776 stock options available for future grant under the Plan.

The Company has granted options outside of the Plan and are not covered under a plan approved by the stockholders.  The options granted have a term of 10 years or less and generally vest over periods of from one to three years.  At December 31, 2009 and 2008, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share and have a weighted average remaining life of 4.15 years.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock that were “in-the-money” at December 31, 2009.  No options were “in-the-money” at December 31, 2009.

For options grants, the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model.  Compensation expense has been recognized on a straight-line basis over the vesting period of the options.  ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest.  No options were granted during the years ended December 31, 2009 and 2008, therefore no stock compensation expanse has been recorded.  As of December 31, 2009 and 2008, there was no unrecognized compensation cost related to unvested stock options.

NOTE E - SUBSEQUENT EVENTS

Effective as of March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement (the "Merger Agreement") with Green Energy Management Systems, Inc., a Delaware corporation ("GEM"). Pursuant to the Merger Agreement, we will effect a 1 for 3 reverse split of our outstanding common stock, issue approximately 352 million post-split shares (representing 80% of our outstanding shares) in exchange for all of the outstanding common stock of GEM, replace our officers and directors with those of GEM, and change our name to "Green Energy Management Systems Holdings, Inc."

The parties each made representations and warranties in the Merger Agreement, which is subject to closing conditions. The Merger Agreement contains termination rights for both parties, including a provision which would allow the board of directors of the Company to terminate the merger agreement in order to comply with its fiduciary duties. No assurance can be given that the conditions to closing the transactions contemplated by the Merger Agreement will be satisfied, or that the transactions contemplated by the Merger Agreement ultimately will be fully consummated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Current Report on Form 8-K, dated July 24, 2009, CDSS Wind Down Inc. (the “Company”) engaged Malone & Bailey PC (“Malone & Bailey”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 to replace the firm of KBA Group LLP (“KBA”).  The engagement of Malone & Bailey was effective as of July 24, 2009.  The Company previously disclosed the resignation of KBA on a Current Report on Form 8-K, dated June 3, 2009, the terms of which are incorporated by reference herein.

During the Company’s two most recent fiscal years, and in the subsequent interim period though July 24 , 2009, neither the Company nor anyone on its behalf consulted with Malone & Bailey regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and Malone & Bailey did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including our Chief Executive Officer (who is also our Acting Chief financial Officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.   Based on this evaluation, our management, including our Chief Executive Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

As of December 31, 2009, our management identified weaknesses in controls due to a lack of segregation of duties due to our limited staff size.   While we believe we have other controls in place that mitigate the risk of material misstatement, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of December 31, 2009.  Notwithstanding the existence of material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Acting Chief Financial Officer, believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the names of our directors at December 31, 2009, their principal occupations and the year in which each current director of CDSS initially joined the Board of Directors and the year in which their term as director expires.

Name	Age	Position with Company	Director Since	Term Expires
Steven B. Solomon	45	Chairman of the Board, President, Chief Executive Officer, Secretary and Acting Chief Financial Officer	1996	(1)
Major General (Ret) John Leide	72	Director	2001	(1)
Chris A. Economou	54	Director	2001	(1)
Joe M. Allbaugh	57	Director	2003	(1)
Mark Rogers	49	Director	2005	(1)

(1) Director’s term expires upon the election and qualification of his successor.

STEVEN B. SOLOMON has served as a director and the President and Chief Executive Officer of CDSS since its formation in December 1996, as President and Chief Executive Officer of CT Holdings Enterprises, Inc.  ("CT Holdings") since May 1997 and as a director of CT Holdings since February 1996.  Mr. Solomon has served as Acting Chief Financial Officer of CDSS since April 2007.  Until May 2004 Mr.  Solomon served as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000.  From February 1996 through April 1997, Mr.  Solomon served as Chief Operating Officer of CT Holdings.  Mr.  Solomon also served from May 2000 to August 2006 as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.   From November 1, 2007 until his resignation on September 30, 2008 Mr.  Solomon served as a member of the board of directors and as its Executive Chairman of Performing Brands, Inc.  (formerly Boo Koo Holdings, Inc.) a developer and marketer of energy drinks which filed Chapter 7 bankruptcy in December 2008.  Mr. Solomon currently serves as Chief Executive Officer and a director of Palmaz Scientific Inc., a privately held medical device company.  The breadth of Mr. Solomon’s experience led the board to believe that he is qualified to serve on the board of directors.

MAJOR GENERAL (RET.) JOHN LEIDE has served as a director of CDSS since December 2001.  His military career includes service in infantry, special operations, security and intelligence matters for more then 30 years, including four combat tours.  He served as Director of Intelligence, J-2, United States Central Command, and performed in that capacity during the Gulf War for General Schwarzkopf throughout Operations Desert Shield and Desert Storm.  During his final military position before retiring as an Army Major General in August 1995, General Leide was Director, National Military Intelligence Collection Center (NMICC), Director, Central MASINT (Measurements and Signatures) Office, and Director, Defense Human Intelligence Service (DHS), for the Department of Defense.  Upon retirement from the US Army in 1995, John was appointed president of the Global Information Technologies strategic business unit with Electronic Data Systems (EDS) and served in that position until 1997.  He then joined Avenue Technologies of Alexandria, Virginia, a defense and security information superiority company, where he served as Executive Vice President from 1997 to 1999.  General Leide then assumed duties as President of Appenine Associates Ltd., an international defense and security services company from 1999 to 2003.  John also served as a Senior Executive Advisor to General Dynamics Land Systems from 2000 to 2004.  He presently serves as senior consultant to a number of national and international intelligence and security companies and governmental agencies, in strategic, operational, tactical and security matters.  Major General Leide has been inducted into both the United States Military Intelligence Hall of Fame and the United States Defense Attaché Hall of Fame. The breadth of General Leide’s experience led the board to believe that he is qualified to serve on the board of directors.

CHRIS A.  ECONOMOU has served as a director of CDSS since November 2001 and as a director of CT Holdings Enterprises Inc.  since February 1996, and as a director of LoneStar Hospitality Corp.  from June 1993 until its merger with CT Holdings Enterprises Inc.  Mr.  Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1981.  Mr.  Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000.  The breadth of Mr. Economou’s experience led the board to believe that he is qualified to serve on the board of directors.

JOE M.  ALLBAUGH joined the Company as a director of CDSS in December 2003.  Since March 2003, Mr.  Allbaugh has served as President and CEO of The Allbaugh Company, LLC, a Washington, D.C.  based corporate strategy and consulting firm with offices in Austin, Texas and Oklahoma City, Oklahoma.  As the former Director of the Federal Emergency Management Agency (FEMA) from February 15, 2001 to March 1, 2003, Mr.  Allbaugh managed an agency with 2,500 employees and an annual budget of $3 billion.  After the 9/11 terrorist attacks on the World Trade Center, Pennsylvania and the Pentagon, Mr.  Allbaugh played a critical role in coordinating the federal government’s response to the attacks, a response and recovery that exceeded $8.8 billion.  He was also a member of the President’s Homeland Security Advisory Council.  From January 1995 to July 1999, Mr.  Allbaugh served as Chief of Staff to then-Governor George W.  Bush.  From July 1999 to December 2000 Mr.  Allbaugh served as the National Campaign Manager for Bush-Cheney 2000 Inc.  where he successfully organized and managed a $192 million presidential campaign.  The breadth of Mr. Allbaugh’s experience led the board to believe that he is qualified to serve on the board of directors.

MARK ROGERS has served as a director of the Company since July 2005.  Mr.  Rogers is the President of Alchemy Ventures, Inc., a firm that designs, structures and funds alternative investment products.  He also advises start-up companies with strategy and financings including mergers and acquisitions.  He has served as a director of CT Holdings since July 1996.  The breadth of Mr. Roger’s experience led the board to believe that he is qualified to serve on the board of directors.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2009, there were two meetings of the Board of Directors.  All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms, with the exception of Messrs.  Economou and Rogers.  In addition, the Board took action by written consent one time.

CDSS’s board of directors established three standing committees to assist in the discharge of its responsibilities.  These committees include an audit committee composed exclusively of outside directors, Mr.  Economou, General Leide and Mr.  Rogers, an executive committee and a compensation committee.  The executive committee has authority to act in place of the full board in matters delegated to it to the extent permitted under Delaware law.  Messrs.  Solomon and Economou serve as members of the executive committee.  The executive committee did not meet or take action by written consent in 2009.  CDSS’s board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Delaware law and CDSS’s by-laws.

The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 2002 Stock Incentive Plan, as amended.  The Compensation Committee did not meet during year ended December 31, 2009.  At March 31, 2010 the Compensation Committee consisted of Messrs.  Rogers, Economou and Leide, all of whom are independent directors as defined in the Nasdaq Stock Market Marketplace Rules.

The Board does not have a nominating committee, as nominations are made by the independent members of the Board as a whole.

The Board seeks to identify qualified individuals to become board members and determine the composition of the Board and its committees.  When considering a potential director candidate, the Board looks for personal and professional integrity, demonstrated ability and judgment and business experience.  The Board does not have a policy regarding diversity (including race, gender or national origin) in the nominating process.  The Board will review and consider director nominees recommended by stockholders.  There are no differences in the manner in which the Board evaluates director nominees based on whether the nominee is recommended by a stockholder.

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

The Audit Committee meets with the Company’s financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company’s financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters.  The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent registered public accounting firm the Company’s annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results.  The Audit Committee met four times during fiscal year 2009 and took action by written consent two time.  The Audit Committee is required to have at least two members, each of whom must be “independent directors” as defined in the Marketplace Rules of the Nasdaq Stock Market.  Messrs.  Economou, Leide and Rogers are the current members of the Audit Committee.  The Board has determined that Messrs.  Economou, Leide and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements.  The Board has also determined that Messrs.  Economou, Leide and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

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

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines.  The guidelines govern, among other things, Board member responsibilities, committee composition and charters.  A copy of the corporate governance guidelines may be requested and obtained for free from the Company.  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company will provide to any person without charge, upon request to the Company’s Chief Executive Officer, at its executive offices, 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201, a copy of such code of ethics.

Leadership Structure

The same person, Steven B. Solomon, currently holds the positions of Chief Executive Officer and Chairman.  Our board believes that this leadership structure provides the effective and efficient leadership model by enabling the Chief Executive Officer and Chairman to provide unified leadership and focus.  We do not have a lead independent director.  Because of our limited operations, we believe that these policies are appropriate for our company.

Risk Management

Management is responsible for assessing and managing our exposure to various risks.  The Board and Audit Committee have oversight responsibility to review management’s risk management process, and meet with management from time-to-time to address any material risks.  Because of our limited operations, we believe that these policies are appropriate for our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Executive officers, directors and shareholders beneficially owning more than 10% of the Company's outstanding shares are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended December 31, 2009 and on written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and shareholders beneficially owning more than 10% of its outstanding shares were complied with during the year ended December 31, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Steven B. Solomon Chief Executive Officer and Acting Chief Financial Officer	2009	$–	$–	$–	$–	$–	$–

	2008	$57,468	$150,000	$–	$–	$7,994 (1)	$215,462

	2007	$225,000	$300,000	$–	$–	$24,313 (2)	$549,313

(1)	Includes a car allowance of $2,375, and payments of $5,619 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.
(2)	Includes a car allowance of $11,400, and payments of $12,913 for life, health and disability insurance premiums including the income tax gross up on the payment of the premiums.

Grants of Plan Based Awards

No plan based awards were granted to any named executive officer during the years ended December 31, 2009 and 2008.  Our CEO held no stock options at December 31, 2009.

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

The Company's executive officer compensation program is comprised of base salary and the annual cash incentive compensation.  The Company provides its executive officer and other employees with a base salary to provide a fixed amount of compensation for regular services rendered during the fiscal year.  During 2009, the Compensation Committee maintained the compensation set forth in existing arrangements as it believed that would effectively meet its goal of retaining and motivating skilled executives to lead the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2010, there were issued and outstanding approximately 34,305,617 shares of common stock.  There were no shares of Preferred Stock outstanding following their redemption in connection with the Asset Sale.  There is no other class of voting security of CDSS issued or outstanding.  The following table sets forth the number of shares of common stock beneficially owned as of March 29, 2010, by (i) each person known to the Company to own more than 5% of the common stock, (ii) each director, (iii) each executive officer and (iv) all directors, and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable within 60 days after March 29, 2010 are included as beneficially owned by the option holder or warrant holder.  Beneficial ownership generally includes voting and investment power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned		Approximate Percent Of Class
Steven B. Solomon	6,854,484	(1)	20.0%

Major General (Ret) John Leide
78 Clubhouse Drive Palm Coast, Florida 32137	226,100	(2)	*

Joe M. Allbaugh
101 Constitution Avenue, NW, Suite 525 East Washington, DC 20001-2133	375,000	(2)	1.1%

Chris A. Economou
150 North Federal Highway, Suite 210 Fort Lauderdale, Florida 33301	406,100	(2)	1.2%

Mark Rogers
751 Laurel St., #119 San Carlos, California 94070	242,875	(3)	*

All Officers and directors as a group(5 people)	8,104,559	(4)	23.6%

* Less than 1%
(1)	Excludes 228,788,200 shares of common stock that may be acquired by Mr. Solomon upon conversion of a convertible promissory note issued August 2008.
(2)	Includes 200,000 immediately exercisable stock options.
(3)	Includes 50,000 immediately exercisable stock options.
(4)
Includes 650,000 immediately exercisable stock options, excludes 228,788,200 shares of common stock that may be acquired by Mr.  Solomon upon conversion of a convertible promissory note issued August 2008.

EQUITY COMPENSATION PLANS

The 2002 Stock Incentive Plan, as amended (the "Plan") was adopted by the board of directors and approved by the stockholders of CDSS.  The Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to eligible officers, directors, employees and consultants.  A total of 3,000,000 shares of common stock were reserved for issuance under the terms of the Plan.  In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan.  Options cancelled since the inception of the Plan due to employee terminations amounted to 3,418,276 and were added back to the options available for future grants under the Plan.  Option holders under the Plan have exercised 437,224 options since the inception of the Plan through December 31, 2009.   No options were outstanding or exercisable under the Plan at December 31, 2009 or 2008.   Typically, any options granted would have a term of 10 years and generally vest over periods of up to three years.  The underlying shares of the initial 1,500,000 shares of common stock in the Plan were registered on Form S-8 in July 2003.

The board of directors had also granted options outside of the Plan.  These options are not covered under a plan approved by the stockholders.  Options had been granted to officers, directors, employees, stockholders and consultants to the Company.  The options granted typically have a term of 10 years or less.   At December 31, 2009 and 2008, 675,000 options awarded outside of the Plan were outstanding and exercisable at a weighted average exercise price of $2.04 per share.  No options were granted outside the Plan in 2009 or 2008.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 27, 2008, the Company and Steven B.  Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note").  The Note represents advances of approximately $69,451 by Mr.  Solomon to the Company through the issue date of the Note.   The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr.  Solomon.   If the Note had been converted in full at December 31, 2009, Mr.  Solomon would have received 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.

Prior to the issuance of the Note, Mr.  Solomon beneficially owned 6,854,484 shares of the Company's common stock.   Therefore, at December 31, 2009, Mr.  Solomon beneficially owned a total of 235,642,684 shares of the Company’s common stock (if the Note were converted into shares of the Company’s common stock), or more than 50% of the Company’s common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock.

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

At December 31, 2009, the Company has amounts owed to its CEO of (i) $69,451 in the form of a convertible promissory note, (ii) $7,733 of accrued interest related to the Note, and (iii) $56,907 in the form of a payable for cash advances to the Company and the payment of expenses on behalf of the Company.  Our CEO advanced cash to the Company of approximately $49,600 to fund operating expenses during the year ended December 31, 2009.  The Company has made no payments during the year ended December 31, 2009 of principal, or interest or any repayments of the cash advances.  The Company has been and continues to be dependent upon outside financing to continue to fund expenses and to alternatives being considered by the Board of Directors.  Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO, however there can be no assurance that such funds will be available from our CEO or others in the future, or at terms acceptable to the Company.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services MaloneBailey LLP KBA Group LLP provided during fiscal years 2009and 2008

(1) Audit Fees:

Fees for audit services provided by MaloneBailey LLP total approximately $6,950 in 2009, including fees associated with the annual audit for the year ended December 31, 2009 and the reviews of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.  Fees for audit services provided by KBA Group LLP total approximately $20,000 in 2009 and approximately $51,175 in 2008, including fees associated with the annual audit for the years ended December 31, 2008 and 2007, and the reviews of the Company’s quarterly reports on Form 10-Q for the quarters ended March 31. 2009 and June 30, 2009.

(2) Non-Audit Related Fees:

Neither MaloneBailey LLP nor KBA Group LLP billed the Company any non-audit related fees during 2009 or 2008.

(3) Tax Fees:

Neither MaloneBailey LLP nor KBA Group LLP billed the Company any tax fees during 2009 or 2008.

(4) All Other Fees:

Neither MaloneBailey LLP nor KBA Group LLP billed the Company any other fees during 2009 or 2008.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.   FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

▪	Report of MaloneBailey LLP, Independent Registered Public Accounting Firm
▪	Consolidated Balance Sheets at December 31, 2009 and 2008
▪	Consolidated Results Of Operations for the years ended December 31, 2009 and 2008
▪	Consolidated Statements Of Cash Flows for the years ended December 31, 2009 and 2008
▪	Consolidated Statement Of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008
▪	Notes to the Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.   EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer/Principal Financial Officer, filed herewith.

32	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	CDSS WIND DOWN INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	STEVEN B. SOLOMON	President, Chief Executive Officer	March 31, 2010
	Steven B. Solomon	and Director
(Principal Executive Officer and Acting
Principal Financial and Accounting Officer)

/s/	JOHN LEIDE	Director	March 31, 2010
Major General (Ret.)
John Leide

/s/	CHRIS A. ECONOMOU	Director	March 31, 2010
Chris A. Economou

/s/	MARK ROGERS	Director	March 31, 2010
Mark Rogers

/s/	JOE M. ALLBAUGH	Director	March 31, 2010
Joe M. Allbaugh