Form 10-Q
period 2010-03-31
CDSS Wind Down Inc
filed 2010-05-13
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding at May 11, 2010

Common Stock, Par value $.01 per share	96,305,617

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
March 31, 2010

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

•	possible or assumed future results of operations;
•	future revenue and earnings;
•	business and growth strategies;
•	the uncertainty of general business and economic conditions; and
•	those described under Risk Factors.

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

PART I—FINANCIAL INFORMATION

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$506	$581

LIABILITIES
Accounts payable and accrued expenses	$129,106	$117,033
Sales tax liability	27,370	26,722
Convertible promissory note payable to officer including accrued interest payable of $9,148 at March 31, 2010 and $7,733 at December 31, 2009 and net of deferred debt discount of $49,961 at March 31, 2010 and $60,358 at December 31, 2009	28,638	16,826
Payable to officer	75,703	56,907
Total current liabilities	260,817	217,488

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $1,000 stated value per share; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $.01 par value per share; 100,000,000 shares authorized; 34,305,617 shares issued and outstanding at March 31, 2010 and December 31, 2009	343,056	343,056
Additional paid-in capital	30,444,976	30,444,976
Accumulated deficit	(31,048,343)	(31,004,939)
Total stockholders’ deficit	(260,311)	(216,907)
Total liabilities and stockholders' deficit	$506	$581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EXPENSES

	Three months ended March 31,
	2010	2009

General and administrative expense	$30,944	$4,432
Interest expense	12,460	1,909
Net loss	$(43,404)	$(6,341)

Weighted average common shares outstanding - basic and diluted	34,305,617	34,305,617

Net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
Cash flows used in operating activities
Net loss	$(43,404)	$(6,341)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Amortization of beneficial conversion feature on note payable to officer recorded as interest expense	10,397	493
Change in operating liabilities:
Accounts payable and accrued expenses	14,136	283
Net cash used in operating activities	(18,871)	(5,565)

Net cash provided from financing activities:
Cash advances from CEO	18,796	6,371
Net change in cash	(75)	806
Cash at the beginning of the period	581	–
Cash at the end of the period	$506	$806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE A - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of CDSS Wind Down Inc. and its consolidated subsidiaries (collectively “CDSS” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

Some information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 on file with the Commission.

Going Concern

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the three months ended March 31, 2010 and 2009, basic and diluted net loss per common share are identical because the number of shares assumed in the exercise of common stock options outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

For the three months ended March 31, 2010 and 2009, the effect of stock options for 675,000 shares of common stock outstanding at March 31, 2010 and 2009 and the effects of issuing 228,788,200 shares of common stock upon the assumed conversion of a note payable to the Company's CEO have been excluded from the weighted average shares computation as the effect of the above potentially dilutive securities would be antidilutive to the net loss per share during those periods.

NOTE B - PENDING MERGER TRANSACTION

On March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement (the "Merger Agreement") with Green Energy Management Services, Inc., a Delaware corporation ("GEM"). As of March 31, 2010, the merger had not closed. Conditions to closing include that the Company will effect a 1 for 3 reverse split of the outstanding common stock, amend the certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, issue approximately 352 million post-split shares (representing 80% of the Company’s outstanding shares) in exchange for all of the outstanding common stock of GEM, replace the Company’s officers and directors with those of GEM, and change the Company’s name to "Green Energy Management Systems Holdings, Inc."  In addition, the Company must raise $1,250,000 prior to the closing of the transaction. The merger is expected to close during the second quarter of 2010.

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

NOTE C - RELATED PARTY TRANSACTIONS

At March 31, 2010 the Company owed its CEO (i) $69,451 in the form of a convertible promissory note (before note discount of $49,961), (ii) $9,148 of accrued interest related to the note, and (iii) $75,703 in the form of a payable for cash advances to the Company and for the payment of expenses on behalf of the Company.  The CEO has committed to advance the Company additional funds should it be necessary for working capital expenses, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will continue to be available from the CEO or other related parties in the future. The Company has been and continues to be dependent upon outside sources of cash to pay expenses.

On August 27, 2008, the Company and Steven B. Solomon, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note").  The Note represents advances of approximately $69,451 by Mr. Solomon to the Company through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at March 31, 2010, Mr. Solomon would have received approximately 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.  On March 31, 2010, Mr. Solomon beneficially owned a total of 235,642,684 shares of the Company’s common stock (as if the Note were converted into shares of the Company’s common stock at that date), and the conversion of the note would trigger a change in control giving Mr. Solomon control of the Company through the voting power over a majority of the shares of outstanding common stock.

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

The conversion price of the Amended Note of approximately $0.0003 per share was below the fair value per share of the common stock at the date the note was issued resulting in  beneficial conversion feature, therefore the amount of discount assigned to the note is limited to the proceeds of $69,451.  The fair value of the beneficial conversion feature of $69,451 was credited to additional paid-in capital. The discount is being amortized to interest expense over the two year term of the note using the interest method over the two year term of the note.

NOTE D – SUBSEQUENT EVENT

On April 30, 2010, Mr. Solomon converted a portion of the note payable into 62,000,000 shares of common stock triggering a change of control of the Company.  No adjustment to the financial statements at March 31, 2010 was required for the effects of this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30). The following discussions contain forward-looking statements. Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

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

Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following:

•	possible or assumed future results of operations;
•	future revenue and earnings;
•	business and growth strategies;
•	the uncertainty of general business and economic conditions; and
•	those described under Risk Factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009

During the three months ended March 31, 2010 and 2009 we had no operations and no employees.  Our primary expenses consisted of professional fees, records storage fees and fees associated with public company reporting compliance.

Operating expenses recorded during the three months ended March 31, 2010 were $30,944 versus $4,432 during the three months ended March 31, 2009.  The increase of $26,512 is primarily due to higher legal and accounting fees during the three months ended March 31, 2010 versus the three months ended March 31, 2009.

Interest expense for the three months ended March 31, 2010 was $12,460 of which $10,397 relates to the amortization of note discount.  Interest expense for the three months ended March 31, 2009 was $1,908 including just $493 of amortization of note discount

Liquidity and Capital Resources

Our cash position at March 31, 2010 was $506 and we had outstanding liabilities to unrelated third parties of $156,476, notes payable to related parties of $78,599 (including interest payable of $9,148 but before a non-cash discount of $49,961) and advances aggregating $75,703 due to related parties at March 31, 2010.  There are no operations from which cash flows may be generated.  Our CEO provided cash advances to us or paid expenses on our behalf of approximately $18,796 during the three months ended March 31, 2010.  Our CEO has committed to advance us additional funds should it be necessary for working capital purposes, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will be available from the CEO or other related parties in the future or on terms acceptable to us.  We have been and continue to be dependent upon outside sources of cash to pay operating expenses.

Pending Merger

On March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement (the "Merger Agreement") with Green Energy Management Services, Inc., a Delaware corporation ("GEM"). As of March 31, 2010, the merger has not closed. Conditions to closing include that the Company will effect a 1 for 3 reverse split of the outstanding common stock, amend the certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, issue approximately 352 million post-split shares (representing 80% of the Company’s outstanding shares) in exchange for all of the outstanding common stock of GEM, replace the Company’s officers and directors with those of GEM, and change the Company’s name to "Green Energy Management Systems Holdings, Inc."  In addition, the Company must raise $1,250,000 prior to the closing of the transaction. The merger is expected to close during the second quarter of 2010.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2009 relates to our documentation and a lack of segregation of duties due to our limited size.

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

Historically, we have incurred recurring operating losses and have a stockholders' deficit at March 31, 2010 of approximately $260,000.  We had a cash balance of $506 at March 31, 2010  and current liabilities of approximately $261,000.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.  The Merger Agreement requires that we raise $1,250,000 to fund operations after the transaction closes.  Our past funding needs of the business have been provided by financings through cash advances received from and notes payable issued to our Chief Executive Officer.  There can be no assurance that such funds will be available from this related party in the future.  Without additional funds there is an uncertainty as to whether we can continue as a going concern.

OUR CEO BENEFIOCIALLY OWNS A MAJORITY OF OUR VOTING SHARES.

On August 27, 2008, we and Steven B. Solomon, our Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represents advances of approximately $69,451 made by Mr. Solomon to us through the issue date of the Note.  The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon.  If the Note had been converted in full at March 31, 2010, Mr. Solomon would have received approximately 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of 235,652,684 shares of the Company’s common stock by our CEO giving him potential control of the Company through the voting power over a majority of the shares of outstanding common stock. On April 30, 2010, Mr. Solomon converted a portion of the note payable into 62,000,000 shares of common stock triggering a change of control of the Company.

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

Effective as of March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement with GEM. Pursuant to the Merger Agreement, the Company will effect a 1 for 3 reverse split of the outstanding common stock, amend the certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, issue approximately 352 million post-split shares (representing 80% of the Company’s outstanding shares) in exchange for all of the outstanding common stock of GEM, replace the Company’s officers and directors with those of GEM, and change the Company’s name to "Green Energy Management Systems Holdings, Inc."  However there can be no assurance that this transaction will close or that if closed will be successful.

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

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At March 31, 2010 we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

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

Date: May 12, 2010	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)