Form 10-Q
period 2010-06-30
CDSS Wind Down Inc
filed 2010-08-10
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Outstanding at August 9, 2010

Common Stock, Par value $.01 per share	96,305,617

CDSS WIND DOWN INC.
FORM 10-Q
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2010

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about CDSS and include, but are not limited to, the following:

●	possible or assumed future results of operations;
●	future revenue and earnings;
●	business and growth strategies;
●	the uncertainty of general business and economic conditions; and
●	those described under Risk Factors.

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

PART I—FINANCIAL INFORMATION

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$431	$581

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$129,657	$117,033
Sales tax liability	28,367	26,722
Convertible promissory note payable to officer including accrued interest payable of $10,320 at June 30, 2010 and $7,733 at December 31, 2009 and net of deferred debt discount of $18,460 at June 30, 2010 and $60,358 at December 31, 2009	42,490	16,826
Payable to officer	92,230	56,907
Total current liabilities	292,744	217,488

Convertible preferred stock, $1,000 stated value per share; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $.01 par value per share; 100,000,000 shares authorized; 96,305,617 and 34,305,617 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	963,056	343,056
Additional paid-in capital	29,843,797	30,440,976
Accumulated deficit	(31,099,166)	(31,004,939)
Total stockholders’ deficit	(292,313)	(216,907)
Total liabilities and stockholders' deficit	$431	$581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

General and administrative expense	$17,154	$30,734	$48,097	$35,166
Interest expense	33,669	2,486	46,130	4,395
Net loss	$(50,823)	$(33,220)	$(94,227)	$(39,561)

Weighted average common shares outstanding - basic and diluted	76,547,375	34,305,617	55,543,186	34,305,617

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
Cash flows used in operating activities
Net loss	$(94,227)	$(39,561)
Adjustments to reconcile net loss to net cash used in operating activities	-	–
Amortization of beneficial conversion feature on note payable to officer debt recorded as interest expense	41,898	1,548
Change in operating liabilities:
Accounts payable and accrued expenses	16,856	3,867
Net cash used in operating activities	(35,473)	(34,146)

Net cash provided from financing activities:
Cash advances from CEO	35,323	34,877
Net change in cash	(150)	731
Cash at the beginning of the period	581	–
Cash at the end of the period	$431	$731

Non-cash items:
Conversion of note payable to CEO into shares of common stock	$18,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CDSS WIND DOWN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - BASIS OF PRESENTATION

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the periods, including the assumed conversions of dilutive securities such as preferred stock, options, and warrants. For the three and six months ended June 30, 2010 and 2009, the number of shares assumed in the exercise of common stock options outstanding would be antidilutive and are therefore excluded from the computation of diluted loss per common share.

For the three and six months ended June 30, 2010 and 2009, the effect of stock options for 675,000 shares of common stock outstanding and the effects of issuing 166,788,200 shares of common stock upon the assumed conversion of a note payable to the Company's CEO have been excluded from the weighted average shares computation as the effect of the above securities would be antidilutive to the net loss per share during those periods.

NOTE B - PENDING MERGER TRANSACTION

On March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement (the "Merger Agreement") with Green Energy Management Services, Inc., a Delaware corporation ("GEM").,  Conditions to closing include that the Company will effect a 1 for 3 reverse split of the outstanding common stock, amend the certificate of incorporation to change the par value of the Company’s common stock to $0.0001 per shares and increase the number of authorized shares of common stock from 100,000,000 to 500,000,000.  These conditions have not been met at the time of this filing but the Company expects to complete the actions prior to closing.  In addition, the Company will issue approximately 352 million post-split shares (representing approximately 80% of the Company’s then outstanding shares) in exchange for all of the outstanding common stock of GEM, replace the Company’s officers and directors with those of GEM, and change the Company’s name to "Green Energy Management Services Holdings, Inc."  In addition, the Company must raise $1,250,000 prior to the closing of the transaction.  The transaction had not closed as of June 30, 2010 and the Merger Agreement was amended to extend the time for closing the merger to August 31, 2010.

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

On April 30, 2010, Mr. Solomon exercised his right to convert $18,821 of outstanding principal under the Note into 62,000,000 shares of common stock.  Prior to this conversion, Mr. Solomon directly and indirectly owned 6,854,484 shares of the Company's outstanding common stock, and had the right to acquire an additional 228,788,200 shares of common stock on conversion of the Note.  Therefore, after this conversion at June 30, 2010, Mr. Solomon directly and indirectly owns a total of 68,854,484 shares of common stock, or 71.5% of the outstanding shares of common stock giving him control of the Company through the voting power over a majority of the shares of the outstanding common stock.  Assuming full conversion of the remaining principal amount of the Note into shares of common stock Mr. Solomon beneficially own 235,642,684 shares of common stock, or 89.6% of the then outstanding shares.

Accordingly, following the conversion, at June 30, 2010, the Company owed Mr. Solomon (i) $50,630, the remaining principal balance of the Note (before a discount of $18,460), (ii) $10,320 of accrued interest related to the Note, and (iii) $92,231 in the form of a payable for cash advances to the Company and for the payment of expenses on behalf of the Company.

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

The conversion price of the Amended Note of approximately $0.0003 per share was below the fair value per share of the common stock at the date the note was issued resulting in  beneficial conversion feature, therefore the amount of discount assigned to the note was limited to the proceeds of $69,451.  The fair value of the beneficial conversion feature of $69,451 was credited to additional paid-in capital.  The discount is being amortized to interest expense over the two year term of the note using the interest method over the two year term of the note

The conversion feature was evaluated under ASC 815-15. Upon conversion of the remaining principal amount, 166,788,200 shares of common stock would be issued, which exceeds the number of authorized shares.  At June 30, 2010 Mr. Solomon owns 71.5% of the outstanding common stock and upon the full conversion of the Note, Mr. Solomon would own 89.6% of the outstanding common stock and controls the Company.  Based on the Mr. Solomon’s ability to authorize an increase in available shares without additional shareholder votes, no derivative liability was recognized.

The CEO is expected to continue to advance the Company additional funds should it be necessary for working capital and payment of expenses, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will continue to be available from the CEO or other related parties in the future. The Company has been and continues to be dependent upon outside sources of cash to pay expenses.

NOTE D – SUBSEQUENT EVENTS

On July 29, 2010, we entered into a subscription agreement with one accredited investor pursuant to which the Company sold 2,000,000 shares of our common stock (on a pro forma post-one-for-three reverse split basis) for a purchase price of $100,000.

On July 29, 2010, we entered into subscription agreements with accredited investors pursuant to which the Company sold convertible promissory notes for proceeds of $400,000.  The promissory notes are payable in 2011, do not accrue interest, and are convertible into shares of our common stock at our option or at the option of the holder at five cents per share, based on a post-one for three reverse stock split basis.  The subscription agreements contain registration rights and anti-dilution provisions.

On July 29, 2010, we entered into a promissory note with Green Energy Management Services, Inc. (“GEM”).  Pursuant to the note, we loaned $500,000 to GEM.  The note is due and payable on December 31, 2010, and bears interest at 6% per year.

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

Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following:

●	possible or assumed future results of operations;
●	future revenue and earnings;
●	business and growth strategies;
●	the uncertainty of general business and economic conditions; and
●	those described under Risk Factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

During the three and six months ended June 30, 2010 and 2009 we had no operations and no employees.  Our primary expenses consisted of professional fees, records storage fees and fees associated with public company reporting compliance.

Operating expenses during the three months ended June 30, 2010 were $17,154 versus $30,734 during the three months ended June 30, 2009.  The decrease of $13,580 was a result of lower professional fees.

Operating expenses during the six months ended June 30, 2010 were $48,097 versus $35,166 during the six months ended June 30, 2009.  The increase of $12,931 was a result of higher professional fees.

Interest expense for the three months ended June 30, 2010 was $33,669 related to the note payable to the CEO, including debt discount amortization of $31,330 versus $2,486 of interest expense for the three months ended June 30, 2009 including debt discount amortization of $1,048.

Interest expense for the six months ended June 30, 2010 was $46,130 related to the note payable to the CEO, including debt discount amortization of $41,898 versus interest expense of $4,395 for the six months ended June 30, 2009 including debt discount amortization of $1,548.

Liquidity and Capital Resources

Our cash position at June 30, 2010 is $431 and we had outstanding liabilities to unrelated third parties of $158,024. a note payable plus interest to our CEO of $60,950,(before not discount of $18,460) and advances payable to our CEO aggregating $92,230 at June 30, 2010.  There are no operations from which cash flows may be generated.  Our CEO provided cash advances to us or paid expenses on our behalf of approximately $35,323 during the six months ended June 30, 2010.  If available cash is not adequate to meet our obligations, liabilities, operating costs and claims, we expect that our CEO would advance us additional funds should it be necessary for working capital purposes, on terms and conditions to be approved by the disinterested directors of the Company and the CEO.  Past funding needs of the business have been met by cash advances from the CEO, however there can be no assurance that such funds will be available from the CEO or other related parties in the future or on terms acceptable to us.  We have been and continue to be dependent upon outside sources of cash to pay operating expenses.

Pending Merger

On March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement (the "Merger Agreement") with Green Energy Management Services, Inc., a Delaware corporation ("GEM"). Conditions to closing include that the Company will effect a 1 for 3 reverse split of the outstanding common stock, amend the certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, issue approximately 352 million post-split shares (representing 80% of the Company’s outstanding shares) in exchange for all of the outstanding common stock of GEM, replace the Company’s officers and directors with those of GEM, and change the Company’s name to "Green Energy Management Services Holdings, Inc."  In addition, the Company must raise $1,250,000 prior to the closing of the transaction. The transaction had not closed as of June 30, 2010 and the Merger Agreement was amended to extend the time for closing the merger to August 31, 2010.

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

The Company's management, including the Company's principal executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, the Company's principal executive officer/principal financial officer have concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.  The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2009 relates to our documentation and a lack of segregation of duties due to our limited size.

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

Historically, we have incurred recurring operating losses and have a stockholders' deficit at June 30, 2010 of approximately $292,313. We had a cash balance of $431 at June 30, 2010 and current liabilities of approximately $292,744. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable. We have limited access to capital, no plans to raise capital and no third party sources of capital at June 30, 2010. Our past funding needs of the business have been provided by financings through cash advances received from and notes payable issued to our Chief Executive Officer. There can be no assurance that such funds will be available from this related party in the future. Without additional funds there is an uncertainty as to whether we can continue as a going concern.

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

On April 30, 2010, Mr. Solomon exercised his right to convert $18,821 of the outstanding principal under the Note in exchange for 62 million shares of common stock.  Prior to this conversion, Mr. Solomon beneficially owned 6,854,484 shares of the Company's outstanding common stock, and had the right to acquire an additional 228,788,200 shares of common stock on conversion of the Note.  Therefore, after this conversion at June 30, 2010, Mr. Solomon directly owns a total of 68,854,484 shares of common stock, or 71.5% of the outstanding shares of common stock giving him potential control of the Company through the voting power over a majority of the shares of outstanding common stock.  Mr. Solomon continues to beneficially own 235,642,684 shares of our common stock, or 89.6% of the then outstanding shares assuming full conversion of the Note.

WE HAVE NO OPERATIONS AND NO ASSURANCES OF BEGINNING OPERATIONS OR THAT WE WILL BE SUCCESSFUL IN IDENTIFYING OR ACQUIRING A BUSINESS

At a Special Meeting of Stockholders held on December 1, 2006, our stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution"), previously approved by our board of directors on October 13, 2006. In connection with the closing of the Asset Sale on December 4, 2006, our business and operations were effectively transferred to McAfee pursuant to the Asset Purchase Agreement, and we no longer have any significant operating assets or contracts.  Our current activities are limited to preparing and filing ongoing tax returns; complying with our Securities and Exchange Commission reporting requirements; and records storage.

All known liabilities associated our prior operations were settled and all distributions to shareholders were made.  On November 16, 2009 the Board of Directors terminated the Plan of Dissolution.  Having discussed alternatives to liquidating or dissolving the Company, the Board of Directors determined to terminate the Plan of Dissolution and to consider alternatives including the potential for commencing a development stage company or the potential for acquiring an operating company in a merger or asset purchase transaction.

On March 29, 2010, the Company and a wholly-owned subsidiary entered into a Merger Agreement with GEM.  Pursuant to the Merger Agreement, the Company will effect a 1 for 3 reverse split of the outstanding common stock, amend the certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, issue approximately 352 million post-split shares (representing approximately 80% of the Company’s outstanding shares) in exchange for all of the outstanding common stock of GEM, replace the Company’s officers and directors with those of GEM, and change the Company’s name to "Green Energy Management Services Holdings, Inc."  However there can be no assurance that this transaction will close or that if closed will be successful.

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

WE MAY BE ADVERSELY AFFECTED BY EVENTS IN THE CAPITAL AND CREDIT MARKETS.

Changes in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected business and economic environments. Any proposed acquisition is exposed to risks associated with the creditworthiness of suppliers, customers and business partners. In particular, we may be exposed to risks associated with the ongoing decline of the markets. These conditions have resulting in financial instability or other adverse effects at many prospective business partners. Any of these events may adversely affect our cash flow, profitability and financial condition.

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

WE MAY BE SUBJECT TO FINAL EXAMINATIONS BY TAXING AUTHORITIES ACROSS VARIOUS JURISDICTIONS WHICH MAY IMPACT THE AMOUNT OF TAXES THAT WE PAY

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures.  At June 30, 2010 we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

OUR ASSUMPTIONS REGARDING THE FEDERAL TAX CONSEQUENCES OF THE ASSET SALE MAY BE INACCURATE.

The sale of substantially all of the Company’s assets in December 2006 was a taxable transaction to us for United States federal income tax purposes and we recognized a gain on the asset sale.  The gain recognized for tax purposes was completely offset by available net operating loss carryforwards.  Approximately $894,000 of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules was paid during the first quarter of 2007.  We do not believe, that there will be any further material tax payable by us relating to this gain or the asset sale.  In addition, we believe we have sufficient usable net operating losses to offset substantially all of the income or gain recognized by us for “regular” federal income tax purposes as a result of the asset sale (i.e., other than adjustments to the AMT).  However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or the utilization of the available net operating losses.  To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the net operating losses, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes on up to the entire purchase price and our common stockholders could be required to return any distributions they have received.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2010, Mr. Steven B. Solomon, our CEO, exercised his right to convert $18,821 (a conversion price of approximately $0.0003 per share) of the outstanding principal of $69,451 under a convertible promissory note into for 62,000,000 unregistered shares of common stock.  Mr. Solomon retains the right to convert the remaining principal balance of the convertible promissory note into 166,788,200 shares of common stock.  The exercise of the conversion right provided no cash proceeds to the Company.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer/Principal Financial Officer, filed herewith.

32	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2010	CDSS WIND DOWN INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive Officer and Acting Principal Accounting and Financial Officer)