Form 10-Q
period 2010-09-30
Green Energy Management Services Holdings, Inc.
filed 2010-11-15
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-33491

Green Energy Management Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Teaneck Road Teaneck, New Jersey	07666
(Address of principal executive offices)	(Zip Code)

(201) 530-1200
 (Registrant’s telephone number, including area code)

CDSS Wind Down Inc.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  or No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ or No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

There were 440,291,636 shares of the registrant’s common stock outstanding as of November 5, 2010.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$459,179	$18,241
Contract receivables	33,735	220,652
Prepaid expenses	101,904	3,710

Total Current Assets	594,818	242,603

Property and equipment-net	87,604	79,339
Licensing agreement	633,600	-
Other assets	8,440	-

Total Assets	$1,324,462	$321,942

LIABILITIES
Current
Accounts payable - trade	$275,812	$222,370
Line of Credit	-	195,000
Note payable - Current portion	12,223	10,877
Advances from stockholders	-	38,550
Other accrued liabilities	134,962	3,802

Total Current Liabilities	422,997	470,599

Note payable - long-term portion	43,027	52,351

Total Liabilities	466,024	522,950

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized; 442,003,636 and 351,691,756 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	44,200	35,169
Additional paid-in capital	2,020,402	(34,169)
Subscription receivable	(50,000)	-
Retained deficit	(1,156,164)	(202,008)

Total Stockholders' Equity (Deficit)	858,438	(201,008)

Total Liabilities & Stockholders' Equity (Deficit)	$1,324,462	$321,942

See accompanying notes to condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Contract revenue earned	$-	$504,097	$291,311	$1,464,452
Cost of revenue earned	-	320,246	270,163	1,280,804

Gross profit (loss)	-	183,851	21,148	183,648

Selling, general and administrative expenses	578,988	72,601	989,348	246,153
Gain on settlement of trade payables	(24,029)	-	(24,029)	-

Operating income (loss)	(554,959)	111,250	(944,171)	(62,505)

Miscellaneous income	1,462	-	1,112	-
Loss on sale of assets	-	(3,220)	-	(3,220)
Interest expense, net	(2,823)	(1,244)	(11,097)	(6,443)

Total other income (expense)	(1,361)	(4,464)	(9,985)	(9,663)

Net income (loss) before income taxes	(556,320)	106,786	(954,156)	(72,168)

Income taxes	-	-	-	-

Net income (loss)	$(556,320)	$106,786	$(954,156)	$(72,168)

Net income (loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	390,961,398	351,691,756	364,925,482	351,691,756

See accompanying notes to condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss for the period	$(954,156)	$(72,168)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,851	7,180
Stock-based compensation	90,000	-
Gain on forgiveness of trade payables	(24,029)
Loss on sale of vehicle	-	4,250
Net change in assets and liabilities:
Decrease in contract receivables	186,917	27,710
Increase in prepaid expenses	(98,194)	-
(Increase) decrease in other assets	(8,440)	5,374
Increase (decrease) in accounts payable - trade	77,471	(12,765)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	-	(70,496)
Increase (decrease) in advances from shareholders	(38,550)	3,552
Increase in accrued liabilities	131,160	674
Net cash (used in) operating activities	(631,970)	(106,689)

Cash flows from investing activities:
Cash distributions prior to merger	(9,998)	-
Purchases of property and equipment	(14,116)	-

Net cash (used in) investing activities	(24,114)	-

Cash flows from financing activities:
Net proceeds from line of credit	5,000	43,581
Repayment of debt on installment notes	(7,978)	-
Cash proceeds from merger transaction	1,100,000	-

Net cash provided by financing activities	1,097,022	43,581

Net increase (decrease) in cash	440,938	(63,108)
Cash - beginning of period	18,241	70,143

Cash - end of period	$459,179	$7,035

Supplemental disclosure of cash flow information:
Cash payments for interest	$11,105	$6,443

See accompanying notes to condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance as of January 1, 2010	351,691,756	$35,169	$(34,169)		$(202,008)	(201,008)
Shares retained by stockholders of registrant	64,699,880	6,470	(6,470)			-
Shares issued upon conversion of convertible notes (a)	23,000,000	2,300	1,147,700			1,150,000
Subscription receivable - Steve Solomon				$(50,000)		(50,000)
Distribution to shareholder prior to merger transactions			(9,998)			(9,998)
Debt assumed by related party			200,000			200,000
Common stock issued as compensation for consulting services at $0.18 per share	500,000	50	89,950			90,000
Common stock issued as purchase price for licensing rights at $0.30 per share	2,112,000	211	633,389			633,600
Net loss for the Nine Months Ended September 30, 2010					$(954,156)	(954,156)

Balance as of September 30, 2010	442,003,636	$44,200	$2,020,402	$(50,000)	$(1,156,164)	$858,438

(a)  The Company forced conversion of $1,150,000 face value of non-interest bearing convertible notes in August 2010.

See accompanying notes to condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The condensed unaudited consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (f/k/a CDSS Wind Down Inc.) (which, together with its consolidated subsidiary, is referred to as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2010, as amended. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2010.

As a result of the Company’s wholly-owned subsidiary, Southside Electric Corporation, Inc., not entering into any new contracts during the third quarter of 2010 and the Company completing all prior projects and work in process during the second quarter of  2010, the Company did not have any contract revenue during the third quarter of 2010. The Company and Southside are continuing their operations, however, the Company has undergone a significant expansion in business strategy, away from the former Southside contracting business, with the focus on the new strategy of Energy Efficiency and energy management (as more fully discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section). As a result, all Company resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with this new strategy, the Company entered into three agreements in the fourth quarter of 2010, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Recent Developments”.

Earnings per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. For the periods ended September 30, 2010, there were no common stock equivalents.

Note 2. Recent Merger Transaction; Pre-Merger and Post-Merger Transactions

Pre-Merger Transactions

Green Energy Management Services, Inc.

Green Energy Management Services, Inc. (“GEM”) was incorporated pursuant to the laws of the State of Delaware in March 2010.  On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside Electric Corporation, Inc., a New Jersey corporation (“Southside”), and the shareholders of Southside (the “Southside Shareholders”), pursuant to which the Southside Shareholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 43,763,413 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”).  Prior to the Share Exchange, GEM was a shell company without any assets or activities.  Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business. The Share Exchange was accounted for as a reverse merger and recapitalization. GEM was the legal acquirer and Southside was deemed to be the accounting acquirer.

Green Energy Management Services Holdings, Inc. (f/k/a CDSS Wind Down Inc.)

We were incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We were principally engaged in the marketing and licensing of security software products to large enterprises and government agencies.  On October 2, 2006, we entered into an asset purchase agreement with McAfee, Inc. ("McAfee") which provided for the sale of substantially all of our assets and the assumption of certain identified liabilities by McAfee.  The completion of the sale was subject to the approval of our stockholders and receipt of the necessary approvals under the United States antitrust laws.  On December 1, 2006, our stockholders approved a plan of liquidation and dissolution and on December 2, 2006 and on December 4, 2006, we completed the sale of substantially all of our assets to McAfee.  On December 12, 2006, we changed our name to “CDSS Wind Down Inc.” Following the sale of substantially all of our assets, we had no active business operations.  During 2009, our board of directors considered alternatives to liquidating, including the possibility of seeking potential merger or acquisition targets.  On November 16, 2009, our board of directors elected to terminate the plan of liquidation and dissolution.

On August 27, 2008, the Company and Steven B. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the "Note"). The Note represented advances of approximately $69,451 by Mr. Solomon to CDSS through the issue date of the Note. The Note bore interest at eight percent (8%) per year and was payable on August 27, 2010 or upon demand by Mr. Solomon. If the Note had been converted in full at December 31, 2009, Mr. Solomon would have received 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.

On July 29, 2010, we entered into a subscription agreement with one accredited investor, pursuant to which we sold 2,000,000 shares of our common stock in a private placement at a purchase price of $0.05 per share for gross proceeds of $100,000.  In addition, as contemplated by the Merger Agreement, on July 29, 2010 and August 20, 2010, we entered into subscription agreements with accredited investors, pursuant to which we sold convertible promissory notes in the aggregate principal amount of $1,050,000.  The notes did not bear interest and were due on December 31, 2010.  The notes were convertible into post-merger shares of our common stock at a conversion price of $0.05 per share.  As a result of GEM being deemed our accounting acquirer in the Merger, its assets, liabilities and operations prior to the Merger being reflected in our historical financial statements and us adopting GEM’s financial statements after the Merger, with the exception of the convertible notes that were assumed by GEM, all pre-Merger transactions that were recorded in the accounting records of CDSS are not reflected in our condensed consolidated financial statements.

On August 18, 2010, prior to the closing of the Merger (as defined below), we filed with the Secretary of State of Delaware (i) a Certificate of Amendment to our Certificate of Incorporation to effect a 1:3 reverse stock split of our issued and outstanding shares of common stock pursuant in §242 of the General Corporation Law of the State of Delaware (the "DGCL"), and (ii) a Certificate of Amendment to our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and reduce the par value of our common stock from $0.01 per share to $0.0001 per share.

The Merger and Post-Merger Transactions

On August 20, 2010, pursuant to the terms of the merger agreement, dated as of March 29, 2010 (as amended, the “Merger Agreement”), entered into by and among CDSS Wind Down Inc. (“CDSS”), Green Energy Management Services, Inc. (“GEM”) and CDSS’ newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”), Merger Sub merged with and into GEM and GEM, as the surviving corporation, became a wholly-owned subsidiary of ours (the “Merger”). As a result of the Merger, each issued and outstanding share of GEM’s common stock was automatically converted into 0.352 shares of our common stock, resulting in the issuance of an aggregate of 351,691,756 shares of our common stock to the former stockholders of GEM. Following the Merger, we succeeded to the business of GEM as our sole line of business. The Merger was accounted for as a reverse merger, with CDSS being the legal acquirer and GEM being deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in our historical financial statements prior to the Merger will be those of GEM and will be recorded at the historical cost basis of GEM, and our consolidated financial statements after completion of the Merger will include the assets and liabilities of our company and GEM, historical operations of our company and GEM from the closing date of the Merger.

Our condensed unaudited consolidated financial statements and accompanying notes included herein retroactively reflect the 1-for-3 reverse stock split of our common stock.

On August 20, 2010, we also filed a Certificate of Amendment to our Certificate of Incorporation, in accordance with §242 of the DGCL, pursuant to which we changed our name from "CDSS Wind Down, Inc." to "Green Energy Management Services Holdings, Inc." Our name change and reverse stock split were declared effective in the market by FINRA on September 22, 2010. On September 29, 2010, our board of directors appointed Michael Rapaport as a member of our board of directors.

As part of the August 20, 2010 private placement, Mr. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, purchased a convertible promissory note in the principal amount of $150,000. Subsequent to the Merger, we converted Mr. Solomon’s and the investors’ $1,050,000 convertible promissory notes into 21,000,000 shares of our common stock.

On September 2, 2010, these notes, including Mr. Solomon’s note, were converted by the Company into an aggregate of 23,000,000 shares of our common stock. Pursuant to the subscription agreements, we agreed to file a registration statement on Form S-1 covering the shares of common stock issued in our private placement and the shares of common stock issued upon conversion of the convertible promissory notes.

As a result of the Merger and GEM becoming our wholly-owned subsidiary, we are now primarily involved in the distribution of energy efficient lighting units (the “Units”) and water saving devices to end users who utilize substantial quantities of electricity and water.  We maintain business operations with several locations in the United States, distributing products and services to municipal and commercial customers.  Industry participants focus on assisting clients effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

In connection with the execution of the agreement between the Company and GreenRG Management, LLC, as more fully discussed in Note 10. Subsequent Events, we formed a new subsidiary, GEMRG, Inc.

On November 15, 2010, we entered into Subscription Agreements with three accredited investors party thereto (the “Investors”). Pursuant to the Subscription Agreement, the Investors purchased 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000 (the “Share Proceeds”). Out of the proceeds of this financing, we paid a commission equal to $60,00 to certain third parties. For  a further discussion of this financing transaction, please see Note 3. Subsequent events.

Also, see Note 10. Subsequent Events.

Note 3. Technology Licensing Agreement

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos, the inventor of the patent pending water valve technology licensed under the Agreement (the “Technology”).

The Technology is designed to reduce the amount of air flowing through water pipes allowing a customer’s water meter to measure more precisely the exact amount of water used. The PMP Agreement licenses to the Company on a fully paid for, royalty-free basis the Technology and allows the Company to market and distribute exclusively and to sell and service the water valve products manufactured through the use of the licensed Technology to customers within various territories within the United States and a number of foreign countries.

In return for these rights, the Company issued to PMP 2,112,000 restricted shares of the Company’s common stock. The fair value of these shares on the date of the PMP Agreement was $633,600.  In addition, pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.  The Company will periodically evaluate the value of the license and will adjust the value based upon periodic impairment analysis.

Note 4. Commitments and Contingencies

Legal Matters

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us which, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

There are currently no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to us.

The PMP Agreement

Pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

Note 5. Assumption of Debt by Related Party

Southside maintained a line of credit with PNC Bank in the aggregate principal amount of $200,000. Interest on the line of credit was the highest prime rate published in the “Money Rates” section of the Wall Street Journal. In August 2010, a principal of our company assumed the line of credit liability, which released us from any further obligations under the line of credit agreement. The assumption was accounted for as a contribution to capital. As a result, the line of credit is no longer an obligation of our company and we no longer have an ability to borrow under this line of credit.

Note 6. Settlement of Trade Payables

In the process of reviewing the Southside payables, the Company negotiated settlement payments with four of the trade payable vendors for a total discount of $24,029 which were recorded as a gain on our consolidated statements of operations.

Note 7. Stockholders’ Agreement

In connection with the Merger, on August 20, 2010, we entered into a stockholders’ agreement (the “Stockholders Agreement”) with GEM, Michael Samuel , our current Chief Executive Officer, Chairman, President and a member of our board directors, and our pre-Merger officers and directors. Pursuant to Stockholders Agreement, among other things, the parties to the agreement agreed to, among other things, the following:

•	we agreed to use our best efforts to:

o
file with the SEC within 30 days after the closing of the Merger a registration statement (the “Form S-1”) covering shares of our common stock owned by certain of our pre-Merger officers and directors (the "Holders"). We filed the Form S-1 with the SEC on September 20, 2010, as amended on October 28, 2010;

o
obtain the effectiveness of the Form S-1 from the SEC within 60 days after its filing, provided that we shall not file any registration statement, other than the Form S-1 or the Form S-8, for a period of 90 days after the effectiveness of the Form S-1, and

o
if we and the Holders determine that shares held by the Holders are not otherwise available for resale and such shares are otherwise eligible for registration on Form S-8, we shall file a Registration Statement on Form S-8 (the “Form S-8”, and together with the Form S-1, the “Registration Statements”). We filed the Form S-8 with the SEC on October 26, 2010;

•
during the period ending 12 months from closing, should we require to issue shares of our common stock to finance our operations or expansion, as determined in the sole discretion of our board of directors, we may make a capital call on Ice Nine, LLC (“Ice”) to contribute and return to our treasury up to 40,000,000 shares of our common stock owned by Ice sufficient to raise the additional capital we may require without the issuance of additional shares of our common stock to Ice and without further dilution to our stockholders (the “Additional Capital Amount”).  At the sole discretion of Ice, Ice may fulfill its obligation to provide the Additional Capital Amount by contributing cash in an amount equal to our capital raise, without the issuance by us of additional shares of our common stock to Ice and without dilution to our other shareholders. Ice, in its sole discretion, may alternatively fulfill this obligation as by contributing cash to us equal to the Additional Capital Amount. Ice was one of the founding shareholders of GEM. Ice is currently the beneficial owner of 40,302,643 shares or approximately 9.2% of our common stock. Ice will not receive any direct benefits under the Stockholders’ Agreement.; and

•
In the event the Registration Statements are not filed with, or declared effective by the SEC, within the periods provided, we shall be required to issue to the Holders shares of our common stock in an amount equal to 1.5% of the shares of our common stock received by the former principal shareholders of GEM as part of the Merger for each 15-day period that such failure continues as liquidated damages.

Note 8.  Recent Accounting Pronouncements; Critical Accounting Policies and Estimates

For a discussion of the recent accounting pronouncements and our critical accounting policies, estimates and assumptions that affect amounts reported in our financial statements, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Recent Accounting Pronouncements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Critical Accounting Policies and Estimates, respectively.

Note 9. Related Party Transactions

GEM’s wholly owned subsidiary, GEM-New Jersey d/b/a Southside Electric Company, Inc., employs its President’s sister as its part time Controller. In addition, the son of Mr. Samuel, our Chairman, President, Chief Executive Officer and director, who also may be an indirect beneficial owner of the Company's outstanding common stock through his membership interests in GEM Lighting, L.L.C. John Morra III serves as President and Director of Project Development for GEM. Mr. Morra is also the indirect beneficial owner of approximately 9.5% of our common stock as managing member of Ocean Drive Investments, L.L.C. Mr. Morra received compensation of $113,000 during the year ended December 31, 2009 and $0 during the year ended December 31, 2008 as consideration for his service as President and Director of Project Development of GEM. Oren Moskowitz, Chief Technology Officer of GEM, has indirect beneficial ownership of approximately 5.1% of our shares of common stock as managing member of Tzameret Holdings, L.L.C. Mr. Moskowitz did not receive any compensation for his service as Chief Technology Officer of GEM during the years ended December 31, 2009 and December 31, 2008.

We financed the purchase of a vehicle through Mercedes-Benz Financial. The loan bears interest at 3.9% per annum and is due on April 28, 2015.  The balance of the loan as of October 9, 2010 is $55,250.  This liability was incurred prior to the Merger of Southside and GEM.

Southside maintained a line of credit with PNC Bank in the aggregate principal amount of $200,000. Interest on the line of credit was the highest prime rate published in the “Money Rates” section of the Wall Street Journal. In August 2010, the line of credit was assigned to the principal of the Company guaranteeing the loan and is no longer an obligation of our company. We no longer have an ability to borrow under this line of credit.

Also, see Note 7. Stockholders Agreement with respect to the Stockholders Agreement.

Note 10.  Subsequent Events

On October 12, 2010, we entered into an agreement with Green RG Management, LLC (“Green RG”) and its affiliates to acquire a license to market exclusively and distribute patented and proprietary light-emitting diode (“LED”) technology from Green RG.  Under the agreement, the principal of Green RG will receive 10 million unregistered shares of the Company’s common stock from an existing stockholder of the Company and could earn up to an additional 30 million shares based upon bona fide written contracts GEM enters into as a result of the opportunities offered to GEM by Green RG. We will not be issuing any additional shares as a result of this transaction.

On October 26, we entered into an agreement with Claudio Castella to provide sales leads and certain marketing services.  Mr. Castella receives a draw of $8,000 per month against a commission of 5% of net profits of projects we execute that Mr. Castella brings us.

On November 2, 2010, we entered into a ten-year lighting retrofit and maintenance contract (“Contract”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. The Contract entails replacing and retrofitting over 6,000 lighting fixtures and elements in eight parking structures within Co-op City.  Project inception is subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act. During the term of the Contract the Company will receive $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay, plus approximately an additional $15,000 per month over the Contract term.

On November 15, 2010, we entered into Subscription Agreements (the “Subscription Agreements”) with three accredited investors party thereto (the “Investors”). Pursuant to the Subscription Agreement, the Investors purchased 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000 (the “Share Proceeds”). Out of the proceeds of this financing, we paid a commission equal to $60,00 to certain third parties. Pursuant to the terms of that certain Stockholders’ Agreement, dated as of August 20, 2010 (the “Stockholders Agreement”), we made a capital call on Ice Nine, LLC (“Ice”), a greater than 5% stockholder of our company, to contribute and return to treasury 30,000,000 shares of our common stock owned by Ice sufficient to raise such additional capital without the issuance of additional shares of capital stock to Ice and without dilution to our other stockholders. In connection with the closing of this financing, Ice contributed 30,000,000 shares of our common stock to us and such shares will be canceled by us, such that the issuance of the shares to Investors will be made without the issuance of additional shares of capital stock to Ice and without dilution to our other stockholders.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Green Energy Management Services Holdings, Inc. (the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report”). Certain statements we make in this Report constitute “forward-looking statements”. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information,” of this Report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Report and our other filings with the SEC.

Company Overview

Green Energy Management Services, Inc.

Green Energy Management Services, Inc. (“GEM”) was incorporated pursuant to the laws of the State of Delaware in March 2010. On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside Electric Corporation, Inc., a New Jersey corporation (“Southside”) and the shareholders of Southside (the “Southside Shareholders”), pursuant to which the Southside Shareholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 43,763,413 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”). Prior to the Share Exchange, GEM was a shell company without any assets or activities. Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business.

Southside was incorporated pursuant to the laws of the State of New Jersey in 1989.  Prior to its acquisition by GEM, Southside was primarily engaged as a residential and commercial electrical contractor.  Through our now wholly-owned subsidiary, GEM, we have expanded the business to focus on the design, installation and servicing of energy management programs.

Green Energy Management Services Holdings, Inc. (f/k/a CDSS Wind Down, Inc.)

We were incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.” We were principally engaged in the marketing and licensing of security software products to large enterprises and government agencies. On October 2, 2006, we entered into an asset purchase agreement with McAfee, Inc. (“McAfee”) which provided for the sale of substantially all of our assets and the assumption of certain identified liabilities by McAfee. The completion of the sale was subject to the approval of our stockholders and receipt of the necessary approvals under the United States antitrust laws. On December 1, 2006, our stockholders approved a plan of liquidation and dissolution and on December 2, 2006 and on December 4, 2006, we completed the sale of substantially all of our assets to McAfee. On December 12, 2006, we changed our name to “CDSS Wind Down Inc.” Following the sale of substantially all of our assets in 2006, we had no active business operations. During 2009, our board of directors considered alternatives to liquidating, including the possibility of seeking potential merger or acquisition targets.  On November 16, 2009, our board of directors elected to terminate the plan of liquidation and dissolution.

Merger Transaction and Related Transactions

On August 18, 2010, prior to the closing of the Merger (as defined below), we filed with the Secretary of State of Delaware (i) a Certificate of Amendment to our Certificate of Incorporation to effect a 1:3 reverse stock split of our issued and outstanding shares of common stock pursuant in §242 of the Delaware General Corporation Law ("DGCL"), and (ii) a Certificate of Amendment to our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and reduce the par value of our common stock from $0.01 per share to $0.0001 per share.

The primary business purposes for the reverse split were to reduce the amount of outstanding shares of our common stock in order to (i) permit the issuance of up to 55,596,067 shares of our common stock to Steven B. Solomon, our former Chief Executive Officer and Chairman, upon conversion of convertible note held by Mr. Solomon, (ii) facilitate the proposed merger transaction with GEM and satisfy the closing conditions of the Merger Agreement, and (iii) facilitate the private placements contemplated by the Merger Agreement. In addition, our board of directors anticipated that the reverse stock split, if implemented, would (i) reduce the total number of shares of our common stock to a more customary range for public companies, and (ii) allow our common stock to trade at a higher per-share price. With our common stock trading as low as $0.015 per share during the preceding 12 months, relatively small moves in absolute terms in the per-share trading price of our common stock translated into disproportionately large swings in the trading price on a percentage basis. We believe that these swings tend to bear little, if any, relationship to our financial condition and results of operations and may negatively impact the price of our common stock. Furthermore, we believe that an increase in the per-share trading price may enhance the acceptability and marketability of our common stock to the financial community and investing public. The reverse stock split was declared effective in the market by FINRA on September 22, 2010.

On August 20, 2010, pursuant to the terms of the merger agreement, dated as of March 29, 2010 (as amended, the “Merger Agreement”), entered into by and among, CDSS Wind Down, Inc. (“CDSS”), CDSS Merger Corporation, CDSS’ newly-created wholly-owned subsidiary (“Merger Sub”), and GEM, Merger Sub merged with and into GEM and GEM, as the surviving corporation, became a wholly-owned subsidiary of ours (the “Merger”). Following the Merger, we succeeded to the business of GEM as our sole line of business. The Merger was accounted for as a reverse merger, with CDSS being the legal acquirer and GEM being deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in our historical financial statements prior to the Merger will be those of GEM and will be recorded at the historical cost basis of GEM, and our consolidated financial statements after completion of Merger will include the assets and liabilities of our company and GEM, historical operations of our company and GEM from the closing date of the Merger.

On August 20, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation, in accordance with §242 of the DGCL, pursuant to which we changed our name from "CDSS Wind Down, Inc." to "Green Energy Management Services Holdings, Inc." Our name change and reverse stock split were declared effective in the market by FINRA on September 22, 2010. On September 29, 2010, our board of directors appointed Michael Rapaport as a member of our board of directors.

Recent Developments

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos, the inventor of the patent pending water valve technology licensed under the Agreement (the “Technology”). The Technology is designed to reduce the amount of air flowing through water pipes allowing a customer’s water meter to measure more precisely the exact amount of water used. The PMP Agreement licenses to the Company on a fully paid for, royalty-free basis the Technology and allows the Company to market and distribute exclusively and to sell and service the water valve products manufactured through the use of the licensed Technology to customers within various territories within the United States and a number of foreign countries. In return for these rights, the Company issued to PMP 2,112,000 restricted shares of the Company’s common stock. The fair value of these shares on the date of the issuance was $633,600.  In addition, pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

On September 29, 2010, our board of directors also appointed Michael Rapaport as a member of our board of directors.

On October 12, 2010, we entered into an agreement with Green RG Management, LLC (“Green RG”) and its affiliates to acquire a license to market exclusively and distribute patented and proprietary light-emitting diode (“LED”) technology from Green RG.  Under the agreement, the principal of Green RG will receive 10 million unregistered shares of the Company’s common stock from an existing stockholder of the Company and could earn up to an additional 30 million shares based upon bona fide written contracts GEM enters into as a result of the opportunities offered to GEM by Green RG. We will not be issuing any additional shares as a result of this transaction.

On October 26, we entered into an agreement with Claudio Castella to provide sales leads and certain marketing services.  Mr. Castella receives a draw of $8,000 per month against a commission of 5% of net profits of projects we execute that Mr. Castella brings us.

On November 2, 2010, we entered into a ten-year lighting retrofit and maintenance contract (“Contract”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, the largest cooperative residential housing project in the world, located in Bronx, a borough of New York City. The Contract entails replacing and retrofitting over 6,000 lighting fixtures and elements in eight parking structures within Co-op City. Project inception is subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act. During the term of the Contract the Company will receive $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay, plus approximately an additional $15,000 per month over the term of the Contract.

On November 15, 2010, we entered into Subscription Agreements (the “Subscription Agreements”) with three accredited investors party thereto (the “Investors”). Pursuant to the Subscription Agreement, the Investors purchased 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000 (the “Share Proceeds”). Out of the proceeds of this financing, we paid a commission equal to $60,00 to certain third parties. For  a further discussion of this financing transaction, please see Item 5. Other Information below.

Business

We are a full service energy management company based in the Eastern United States.  Our operations are currently conducted primarily in New York and New Jersey, however, we are seeking to expand on a nationwide basis. We provide our clients all forms of solutions to maximize the level of efficiency which  can be achieved given the current technologies available to GEM (“Energy Efficiency”) mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) energy generation from natural resources which are naturally replenished (“Renewable Energy”). We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity. We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers. Industry participants focus on assisting clients to effectively maximize Energy Efficiency and couple that with maximizing their utilization of Renewable Energy. We also provide our clients with water conservation solutions.  We offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

We visit our customers’ facilities and perform an assessment of their current electricity and water usage.  We then suggest energy efficient lighting upgrades, renewable energy solutions and water conservation tools that we believe can reduce our customers’ energy and water costs.

We provide energy-saving technologies under long-term, fixed-price contracts. We provide and install, on a Turnkey basis technology which we believe should reduce our customers’ monthly electric costs by approximately 50-70% and water costs by approximately 15-30%. We capture a significant portion of this benefit over the life of the contract, in exchange for providing the equipment, management and technical expertise.  We bear the cost of the equipment and installation of systems.  Through our long-term fixed price contracts, we are able to pass along the cost of the equipment and installation to our customers in the form of a fixed monthly fee. We believe that this provides a significant benefit to our customers as they are able to spread the cost of their system upgrades over a period ranging from five to ten years while benefitting from the cost savings of the upgrades.

We intend to finance the cost of equipment and installation of our Energy Efficiency solutions through a combination of sources including internally generated funds, debt financing, through the sale of equity or equity related securities and government grants. We can provide no assurance that we will be able to secure such financing in order to complete anticipated projects. If we are unable to obtain financing, we may be required to significantly curtail or cease operations.

Addressing the Energy Efficiency arena, we concentrate our marketing efforts within geographic regions exhibiting higher than average per kilowatt hour utility rates and water utilization rates and having energy customers who consume higher than average quantities of energy and water. We develop an Energy Efficiency/energy management program which, potentially, provides end-users alternatives to decrease their energy consumption. Additionally, in many instances, we assume the management and maintenance of our clients’ lighting needs which affords our clients greater labor efficiencies. Our water conservation solutions typically do not require further maintenance during the life of the contract.

Results of Operations

Results of Operations for the Three and Nine Months ended September 30, 2010 and 2009

Contract revenue earned for the three and nine months ended September 30, 2010 were $0 and $291,311, respectively, as compared to contract revenue earned of $504,097 and $1,464,452 for the three and nine months ended September 30, 2009, respectively. Contract revenue earned decreased $504,097, or 100%, for the three month period ended September 30, 2010, and decreased $906,355, or 61.9%, for the nine month period ended September 30, 2010, from the corresponding periods in 2009. The revenues decrease for the three and nine month periods was primarily due not signing any new contracts during the third quarter of 2010 and the Company completing all prior projects and work in process during the second quarter of 2010. The Company has undergone a significant shift in business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management. As a result, all Company resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with the Company’s new strategy, the Company entered into three agreements in the fourth quarter 2010, as discussed above under “Recent Developments”. In addition, during the nine months ending September 30, 2010, the Company had a lower number of contracts in process as it wound down its former contracting business, as well as being severely impacted by a slowdown in the economy. During the three and nine months ended September 30, 2010, we completed an aggregate of 0 and 37 contracts, respectively, as compared to 62 and 148 contracts during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, the Company bid on less large contracts to lessen its potential post construction liability (builder’s risk) in anticipation of the purchase of Southside by GEM and resulting change in business strategy to pursue new contracts with less construction liability exposure than under previously signed and executed contracts. Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, GEM encountered significant difficulties securing new business and adopting to its new Energy Efficiency solutions market.

Cost of revenue earned was $0, or 0%, and $270,163, or 92.7% of contract revenue earned for the three and nine months ended September 30, 2010, respectively, as compared to $320,246, or 63.5% and $1,280,804, or 87.4% of revenues for the three and nine months ended September 30, 2009, respectively, due to a number of less profitable contracts that were completed during the nine month period ended September 30. 2010 and having no new contract and no projects in process during the third quarter 2010.  Cost of revenues includes materials purchases, subcontractor expenses for installation and Company employee wages and benefits. Gross profit for the three and nine months ended September 30, 2010 were $0 and $21,148, respectively, as compared to $183,851 and $183,648 for the three and nine months ended September 30, 2009, respectively.  The decrease in gross profit for both the three and nine month periods is attributable to completing less profitable contracts during 2010 and the change of the nature of Southside’s business from being a commercial and residential electrical contractor to establishing the new business focus of providing our customers with Energy Efficiency solutions.

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 were $578,988 and $989,348, respectively, as compared to $72,601 and $246,153 for the three and nine months ended September 30, 2009, respectively.  The increases of $506,387 for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to increases in salaries and benefits of approximately $173,000 and an increase in start-up expenses of approximately $291,000 incurred during the third quarter of 2010. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees. The start-up expenses for the three months ended September 30, 2010 consisted of legal fees of approximately $170,000, accounting expenses of approximately $58,000 and consulting and travel expenses of approximately 63,000. The increase of $743,195 for the nine months ended September 30, 2010, as compared to the same period in 2009 is primarily attributable to increases in salaries and benefits of approximately $234,000 and start-up expenses of approximately $455,000 incurred during the nine months ended 2010. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees. The start-up expenses for the nine months ended September 30, 2010 consisted of legal fees of approximately $205,000, accounting expenses of approximately $126,000 and consulting and travel expenses of approximately 124,000.  These expenses increased significantly despite the Southside already having operated for a number years, because the Company incurred certain costs and expenses associated with the Merger transaction and incurred significant costs relating to becoming a publicly traded company.

Our operating loss for the three months ended September 30, 2010 was ($554,959), as compared to operating income of $111,250 for the three months ended September 30, 2009.  The loss is primarily attributable to us incurring increased selling, general and administrative expenses of $506,387, as discussed above, and our gross profit decrease of $183,851 for the three month period ended September 30, 2010.  In addition, we settled certain trade payables at a discount, recognizing a total gain of $24,029 during the third quarter.  Our operating loss for the nine months ended September 30, 2010 increased by $905,695 to ($944,171), as compared to ($62,505) for the nine months ended September 30, 2009. This increase is primarily due to a substantial increase in our selling, general and administrative expenses of $743,195 and our gross profit decrease of $162,320.

Other expense for the three and nine months ended September 30, 2010 was $(1,361) and $(9,985), respectively, as compared to other expense of $4,464 and $9,663 for the three and nine months ended September 30, 2009, respectively.

Interest expense, net for the three and nine months ended September 30, 2010 was $2,823 and $11,097, respectively, as compared to $1,244 and $6,443 for the three and nine months ended September 30, 2009, respectively.  Interest expense increased as a result of an increase in the principal amount under the line of credit and credit card liabilities used to fund materials purchases and overhead expenses.

We recorded a net loss of (556,320) and (954,156) for the three and nine months ended September 30, 2010, respectively, compared to net income of $106,786 and a net loss of $72,168 for the three and nine months ended September 30, 2009, respectively.  The net income or loss per share, basic and diluted, for the periods was $0.00 based upon the income and loss being offset by a very large number of weighted average number of shares of common stock outstanding.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $171,821, as compared to a negative working capital of ($227,996) at December 31, 2009.  Cash was $457,179 as of September 30, 2010, as compared to $18,241 at December 31, 2009. The increase in cash is attributable to net proceeds of $1,100,000 of our July 2010 and August 2010 private placements, offset by increased expenses resulting from the Merger and additional substantial expenses associated with being a publicly traded company. The $399,817 increase in working capital is primarily due to our private placements noted above, a decrease in contract receivables of approximately $187,000, based upon completed contracts and work in process, an increase in net trade accounts payable of approximately $53,000 and an increase in accrued liabilities of approximately $131,000, offset by  prepaid expenses increasing approximately $98,000 relating to advanced payments for insurance and lighting equipment for a pending Energy Efficiency contract and a decrease in advances from a stockholder of approximately $38,000.. The increase in accrued liabilities resulted primarily from the increase in our one-time start-up expenses as described above. The increase in prepaid expenses is primarily attributable to prepayments of insurance premiums.  Accounts payable increased primarily due to the decrease in the contract revenue stream as these expenses will have to be paid out over a longer period of time.

Southside maintained a line of credit with PNC Bank in the aggregate principal amount of $200,000. Interest on the line of credit was the highest prime rate published in the “Money Rates” section of the Wall Street Journal. In August 2010, the line of credit was assumed by the principal of the Company loan and is no longer an obligation of our company.  The assumption was accounted for as a contribution of equity. We no longer have an ability to borrow under this line of credit.  The Company utilizes credit card financing to fund certain obligations. The balance of credit card obligations as of September 30, 2010 is approximately $46,000.

We also financed the purchase of a vehicle through Mercedes-Benz Financial.  The loan bears interest at 3.9% per annum and is due on April 28, 2015.  The balance of the loan as of October 9, 2010 is $55,250.  This liability was incurred prior to the merger of Southside Electric and GEM.

On November 2, 2010, we entered into a ten-year lighting retrofit and maintenance contract (“Contract”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, the largest cooperative residential housing project in the world, located in Bronx, a borough of New York City. Subject to the fulfillment of the conditions of the Contract and receiving final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act, during the term of the Contract we anticipate receiving $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay, plus approximately an additional $15,000 per month over the Contract term.

On November 15, 2010 , we also sold 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000. Out of the proceeds of this financing, we paid a commission equal to $60,00 to certain third parties.

We received $1,100,000 in net proceeds from sale of our common stock and convertible notes in our July 2010 and August 2010 private placements. In addition, we received net proceeds of approximately $1,440,000 from sale of our common stock in a private placement transaction that closed in November 2010. We expect to make additional investments for equipment and inventory of approximately $200,000 during the next twelve months to service our potential new contract customers. We anticipate that our existing resources and net proceeds from these private placements to assist us with making these additional investments and to satisfy our working capital requirements for at least the next twelve months. In addition, despite not having any contract revenues for the three month period ended September 30, 2010, we expect that as we progress with the shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management, payments received from Riverbay pursuant to the Contract, if any, and any contract revenues generated from operations in the fourth quarter of 2010 and going forward will also contribute to satisfying our working capital requirements during the next twelve months. Our ultimate success, however, will likely depend on our ability to raise additional capital. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt and/or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Recent Accounting Pronouncements

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310)—Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force.” ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010. The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB released FSP SFAS No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments  (“SFAS No. 107-1”). SFAS No. 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments.  Additionally, SFAS No. 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 107-1 as of June 30, 2009.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168), which replaces FAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.”  The amendments allow vendors to account for products and services separately rather than as a combined unit.  A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method.  The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later.  The Company is in the process of assessing the provisions of this new guidance and currently does not expect that the adoption will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition, liquidity and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Recognition of income on construction contracts

The Company is on the percentage of completion method for recognizing profits on fixed price contracts for financial reporting purposes and on the cash basis method for income tax purposes.  Estimates of percentage of completion are based on direct costs incurred to date as a percentage of the latest estimate of total costs anticipated. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the company's estimates of costs and revenues will change in the near future.  Provisions for anticipated losses on contracts are made when such losses become apparent.  Profits on cost-plus contracts are recognized as costs are incurred for both financial reporting purposes and income tax purposes.

Property and equipment

The Company records its property and equipment at cost and provides for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.

Receivables

The Company provides construction services to a diversified group of customers.  Unsecured credit is extended based on an evaluation of each customer's financial condition.  Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible.  Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Costs to complete or estimated profits on uncompleted lump-sum contracts are management’s best estimate based on facts and circumstances at that time.

Advertising

The Company expenses advertising costs as they are incurred.  There were no advertising costs for the period September 30, 2010 and 2009.

Contract receivables

At September 30, 2010 and December 31, 2009, the following is a list of receivables outstanding:

	September 30, 2010	December 31, 2009
Billed:
Completed contracts	$33,735	$220,652

Balances outstanding more than 90 days in billed receivables are $33,735 for September 30, 2010 and $107,451 for December 31, 2009.

Property and equipment

The detail of property and equipment at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009

Vehicles & Computer Equipment	$117,482	$103,366
Less: accumulated depreciation	(29,878)	(24,027)
	$87,604	$79,339

Note Payable

In 2009, the Company purchased a vehicle which is financed by Mercedes Benz Financial Services. The terms of the note are 36 payments of $ 1,098 with an interest rate of 3.90%. The total financed was $65,000 and the outstanding principal balance at September 30, 2010 was $55,250 and December 31, 2009 was $63,228.

The maturities of the note payable - long-term portion at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
2012	$13,445	$11,309
2013	14,790	11,758
2014	14,792	12,225
2015	─	12,711
2016	─	4,348
	$43,027	$52,351

As of September 30, 2010 and December 31, 2009, the Company had $0 and $195,000, respectively, available to it under the line of credit with PNC Bank. In August 2010 the line of credit was assumed by a principal of the Company guaranteeing the loan and is no longer an obligation of the Company. The Company no longer has an ability to borrow under this line of credit.

Trade accounts payable

The Company had trade accounts payable outstanding at September 30, 2010 and December 31, 2009 of $275,812 and $222,370, respectively. All trade accounts payable are for suppliers and professional service providers to the Company. Included in these amounts are subcontractor payables of $ 0 at both September 30, 2010 and December 31, 2009. All accounts are expected to be paid within one year.

Accrued liabilities

The detail of accrued liabilities at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Accrued startup expenses	$90,000	$-
Accrued salaries and benefits	44,962	-
Payroll tax liabilities	-	3,802
	$134,962	$3,802

Operating leases

The Company leases its office and warehouse space for $1,675 as an operating lease agreement which expires March 31, 2010 and was renewed for $1,875 per month through March 31, 2011. The Company paid total rents of $23,025 and $20,100 for September 30, 2010 and December 31, 2009, respectively.

The Company also leases vehicles through operating leases which expire at various dates.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, total vehicle l paid lease payments were $3,870 and $7,739, respectively, which are included in costs of revenue and general and administrative expenses in these financial statements. Total minimum lease commitments for the indicated periods are as follows:

	September 30, 2010	December 31, 2009
2010	$4,685	$15,478
2011	1,041	5,726

	$5,726	$21,204

Concentration of customers

At December 31, 2009, the Company had approximately 46% of its total contract revenue with three customers. For the nine months ended September 30, 2010, the Company had two customers that, in total, represented 37% of contract revenue.

Surety bonds

In the normal course of its business, the Company may also subcontract to various specialty contractors who may or may not have obtained surety bonds.  Management has adequate controls in place to monitor the pre-qualifications and performance of the subcontractors.  Therefore, no accruals have been considered necessary by management for financial guarantees related to the non-bonded subcontractors.

The Company had no outstanding surety bonds at September 30, 2010 and December 31, 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2009 and the Company’s consolidated financial statements for the six months ended June 30, 2010, as a result of the Company’s then being a shell company and having extremely limited resources, the Company’s former management, including the its former principal executive officer/principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of such periods. Based upon those evaluations, the former principal executive officer/principal financial officer concluded that the disclosure controls and procedures were not effective. The material weakness in the Company’s internal control over financial reporting that the Company identified in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the period ended June 30, 2010, related to the Company’s documentation and a lack of segregation of duties due to its limited size.

Following the Merger, the Company has implemented several measures to address the material weaknesses that have been identified, including the following:

•
the Company’s accounting staff now consists of three individuals: one full-time Chief Financial Officer,  one part-time accountant and one part-time accounting consultant. If and when the Company’s financial position improves, the Company intends to hire additional personnel to further remedy former deficiencies;

•	the Company’s board of directors identified Mr. Rapaport as a suitable candidate for independent director and on September 29, 2010, elected Mr. Rapaport as a director of the Company;

•
in October 2010, the Company established an Audit Committee, Compensation Committee and Nominating Committee of its board of directors, each of which is made up entirely of independent directors. The Company expects these board committees to provide independent oversight of the management and operations of the Company. In particular, the Audit Committee will play an active role in oversight of the Company’s financial reporting;

•	the Company is in the process of setting up a standard chart of accounts and is drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards; and

•
the Company has retained an outside consulting firm to assist with strengthening the Company’s internal controls and procedures and provide assistance with Sarbanes-Oxley compliance standards. Subject to availability of additional financial resources, the Company intends to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If and when implemented, the internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures and therefore, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the following are significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting:

•	the Company’s board of directors identified Mr. Rapaport as a suitable candidate for independent director and on September 29, 2010, elected Mr. Rapaport as a director of the Company;
•	with the appointment of Mr. Rapaport, in October 2010, the Company’s board of directors set up the Audit Committee, the Compensation Committee and Nominating Committee of the board of directors;
•	the Company is in the process of setting up a standard chart of accounts and is drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards; and
•
the Company has retained an outside consulting firm to assist with strengthening the Company’s internal controls and procedures and provide assistance with Sarbanes-Oxley compliance standards. Subject to availability of additional financial resources, the Company intends to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If and when implemented, the internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Report may contain certain “forward-looking statements” as such term is defined by the SEC in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of our Registration Statement on Form S-1, Amendment No. 1, filed  with the SEC on October 28, 2010. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

Item 1.    Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us which, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

There are currently no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to us.

Item 1A.   Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Report, you should carefully consider and evaluate the risks described under the section captioned “Risk Factors” in our Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on October 28, 2010. While we describe each risk separately therein, some of these risks are interrelated and certain risks could trigger the applicability of other risks described therein. Also, the risks and uncertainties described therein are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Report. As a result the trading price of our common stock may decline, and you might lose part or all of your investment.

Except as set forth below, there have been no material changes in our risk factors from those described under the section captioned “Risk Factors” in our Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on October 28, 2010.

Our capital requirements have been significant and we may need to raise additional capital.  There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $85,250 and $571,970 in cash for continuing operating activities for the fiscal year ended December 31, 2009 and for the nine months ended September 30, 2010, respectively. Our available cash and cash equivalents as of September 30, 2010 totaled approximately $457,000.  We received $1,150,000 in net proceeds from sale of our common stock and convertible notes in our July 2010 and August 2010 private placements. In addition, we received net proceeds of approximately $1,440,000 from sale of our common stock in a private placement transaction that closed in November 2010. We expect our existing resources and net proceeds from these transactions to satisfy our working capital requirements for at least the next twelve months. In addition, despite not having any contract revenues for the three month period ended September 30, 2010, we anticipate that any contract revenues generated from operations in the fourth quarter of 2010 as we progress with the shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management, will also contribute to satisfying our working capital requirements during the next twelve months. No assurances can be given that we will be able to generate contract revenues and support our costs through contract revenues derived from operations.

If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may be required to raise additional capital through public or private equity offerings, debt financings and/or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Issuances of incentive awards under equity employee incentive plans may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. Our ultimate success may depend on our ability to raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support operating activities and to make incremental investments in our organization;

•	our ability to achieve targeted revenues, gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the success of our sales and marketing efforts; the extent and terms of any development, marketing or other arrangements; and

•	changes in economic, regulatory or competitive conditions, including the current financial crisis.

If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2010, as a result of the Merger, each issued and outstanding share of GEM’s common stock was automatically converted into 0.352 shares of our common stock, resulting in the issuance of an aggregate of 351,691,756 shares of our common stock to the former stockholders of GEM. For a detailed discussion of this transaction and the issuance of our shares of common stock to former GEM stockholders, see our Current Report on Form 8-K filed with the SEC on August 26, 2010, as amended.

On September 1, 2010, we agreed to issue 500,000 shares of restricted shares of our common stock to CRN Initiatives, LLC (“CRN”) pursuant to a consulting agreement (“Agreement”) entered into with CRN, dated July 28, 2010. In addition, pursuant to the agreement, we agreed to pay CRN a monthly consulting fee of $12,500.

On September 29, 2010, GEM entered into a technology licensing agreement (the “Agreement”) with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos, the inventor of the patent pending water valve technology licensed under the Agreement. In return for these rights, the Company agreed to issue to PMP 2,112,000 restricted shares of the Company’s common stock valued at $633,600. In addition, pursuant to the Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

On October 6, 2010, our board of directors (“Board”) established a compensation plan to issue 200,000 restricted shares of our common stock to each of Michael Rapaport and William D’Angelo, the new independent members of our board of directors. On October 12, 2010, we entered into an agreement with Green RG Management, LLC (“Green RG”) and its affiliates to acquire a license to market exclusively and distribute patented and proprietary light-emitting diode technology from Green RG. Under the agreement, the principal of Green RG will receive 10 million unregistered shares of the Company’s common stock from an existing stockholder of the Company and could earn up to an additional 30 million shares based upon bona fide written contracts GEM enters into as a result of the opportunities offered to GEM by Green RG. We will not be issuing any additional shares as a result of this transaction.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

On November 15, 2010, we entered into Subscription Agreements (the “Subscription Agreements”) with three accredited investors party thereto (the “Investors”). Pursuant to the Subscription Agreement, the Investors purchased 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000 (the “Share Proceeds”). Out of the proceeds of this financing, we paid a commission equal to $60,00 to certain third parties. Pursuant to the terms of the Stockholders’ Agreement, dated as of August 20, 2010, we made a capital call on Ice Nine, LLC (“ICE”), a greater than 5% stockholder of the Company, to contribute and return to treasury 30,000,000 shares of our common stock owned by Ice sufficient to raise such additional capital without the issuance of additional shares of capital stock to ICE and without dilution to our other stockholders. In connection with the closing of this financing, ICE contributed 30,000,000 shares of our common stock to us and such shares will be canceled by us, such that the issuance of the shares to Investors will be made without the issuance of additional shares of capital stock to ICE and without dilution to our other stockholders.

These shares were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The shares were not offered pursuant to a general solicitation and each of the persons and/or entities receiving the securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act) and the purchasers of these shares represented that they are accredited investors, as that term is defined in Regulation D, and that they have acquired the shares for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6.    Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1

2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1

2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1

2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1

2.5	Certificate of Merger filed with the Secretary of State of the State of Delaware on August 20, 2010, effecting the merger of CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 2.5

3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1

3.2
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on August 18, 2010, effecting the 1 for 3 reverse stock split of all of CDSS Wind Down, Inc.’s common stock
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 3.2

3.3
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on August 18, 2010, increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000 and reducing the par value per share from $0.01 to $0.0001 per share.
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 3.3

3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2

3.5
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on September 17, 2010, changing the name of the Company to “Green Energy Management Services Holdings, Inc.”.
Registration Statement on Form S-1 (File No. 333-169496), filed September 20, 2010, Exhibit 3.5

10.1	Form of Subscription Agreement for shares of common stock, between CDSS Wind Down, Inc. and a certain investor party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.1

10.2	Form of Subscription Agreement for convertible notes, among CDSS Wind Down, Inc. and certain investors party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.2

10.3	Form of convertible Promissory Note.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.3

10.4†	Employment Agreement, dated as of August 20, 2010, between Michael Samuel and CDSS Wind Down, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.4

10.5†	Employment Agreement, dated as of April 15, 2010, between Robert Weinstein and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.5

10.6	Promissory Note, dated as of July 29, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.4

10.7
Stockholders’ Agreement, dated as of August 20, 2010, by and among CDSS Wind Down, Inc., Green Energy Management Services, Inc., Michael Samuel, Ice Nine, L.L.C. and the persons identified on Exhibit A thereto
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7

10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8

10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496), filed September 20, 2010, Exhibit 10.9

10.10	Technology License Agreement, dated as of September 29, 2010, by and among PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc.,	Registration Statement on Form S-1, Amendment No. 1 (File No. 333-169496), filed October 28, 2010, Exhibit 10.10

31.1	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

†	Indicates management contract or compensation plan or arrangement
*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: November 15, 2010	By:	/s/ Robert Weinstein
Name: Robert Weinstein Title: Chief Financial Officer (Principal Financial Officer)