Form 10-K
period 2010-12-31
Green Energy Management Services Holdings, Inc.
filed 2011-03-31
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____  to____

Commission file number: 000-33491
Green Energy Management Services Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2873882 (I.R.S. Employer Identification No.)

381 Teaneck Road, Suite 3 Teaneck, NJ (Address of principal executive offices)	07666 (Zip Code)

Registrant’s Telephone Number, Including Area Code
(201) 530-1200

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ or No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ or No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter ended June 30, 2010, was approximately $1.3 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of March 28, 2011, the registrant had outstanding 443,777,432 shares of common stock, $0.0001 par value.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Green Energy Management Services Holdings, Inc. and its subsidiaries (collectively referred to as the “Company,” “we,” “us,” or “our”; references to “GEM” refer only to Green Energy Management Services, Inc., our wholly-owned subsidiary) has made forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Company. Forward-looking statements include, without limitation, the information regarding: conditions to, and the timetable for, completion and integration of acquisitions and the future economic performance of our subsidiaries. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Important factors that could affect our future results include, without limitation, the following:

•	our limited operating history may make it difficult to evaluate our business to date and future viability;

•
our limited operating history, inability yet to attain profitable operations and need additional financing to fund our businesses, provide a doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital;

•	our success will depend on our ability to retain our managerial personnel and attract additional personnel;

•	we may face greater competition in our markets and may not be able to compete successfully;

•	our products may contain defects that could impact our market share and customer contracts and result in potential claims of liability;

•	difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, results of operations and our ability to raise additional capital;

•
over 29.2% of our shares of our common stock are controlled by affiliates of our Chairman, President and Chief Executive Officer, and certain employees of GEM, which influence the election of directors and the outcome of matters submitted to our stockholders;

•
we are subject to the information and reporting requirements of federal securities laws, and compiling with these requirements will divert resources that we might have used in other aspects of our business;

•	our ability to establish and maintain an effective system of internal control over financial reporting;

•	as a result of becoming a public company by means of a reverse merger transaction, we may not be able to attract the attention of major brokerage firms;

•	a decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations;

•	we do not expect to pay dividends in the foreseeable future;

•	there is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained;

•	our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares;

•	offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

▪	we may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay; and

▪
our assumptions regarding the federal tax consequences of the 2006 asset sale and our assumption that we will not have to pay Texas franchise tax as a result of the closing of the sale may be inaccurate.

The above-mentioned factors are described in further detail in Item 1A of this Annual Report under the section captioned “Risk Factors” set forth below. You should assume the information appearing in this Annual Report is accurate only as of December 31, 2010 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

PART I

Item 1.  Business

Overview

We were incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction”), pursuant to a plan of liquidation approved by our stockholders (the “Liquidation Plan”).  Prior to the McAfee Transaction, we were principally engaged in the marketing and licensing of security software products to large enterprises and government agencies.  Following the McAfee Transaction, we had no active business operations.  During 2009, our board of directors (the “Board”) considered alternatives to liquidating, including the possibility of seeking potential merger or acquisition targets.  On November 16, 2009, the Board elected to terminate the Liquidation Plan. On March 29, 2010, we entered into a Merger Agreement (as amended, the “Merger Agreement”) with GEM and our newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”). On August 20, 2010, pursuant to the terms of the Merger Agreement, the Merger Sub merged with and into GEM (the “Merger”). GEM, as the surviving corporation, became our wholly-owned subsidiary.  In connection with the Merger, we changed our name to “Green Energy Management Services Holdings, Inc.”

GEM was incorporated pursuant to the laws of the State of Delaware in March 2010.  On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside Electric Corporation, Inc., a New Jersey corporation incorporated in 1989 (“Southside”) and the stockholders of Southside (the “Southside Stockholders”), pursuant to which the Southside Stockholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 43,763,413 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”). Prior to the Share Exchange, GEM was a shell company without any assets or activities and Southside was primarily engaged as a residential and commercial electrical contractor.  Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business. We have subsequently expanded GEM’s business to focus on the design, installation and servicing of energy management programs. The Share Exchange was accounted for as a reverse merger and recapitalization.  GEM was the legal acquirer for reporting purposes and Southside was deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of GEM prior to the Share Exchange are those of Southside and are recorded at the historical cost basis of Southside, and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of GEM and Southside, historical operations of Southside and operations of GEM from the closing date of the Share Exchange.

We are a full service energy management company based in the Eastern United States. We also provide residential and commercial electrical contractor services. During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, including as discussed below under “Sales and Marketing.”

Our operations are currently conducted primarily in New York, New Jersey and Florida, however, we are seeking to expand our operations on a nationwide basis through a network of sales agents and outside consultants. Our sales force currently consists of our Chief Executive Officer, and two in-house sales persons.  In addition, we also engage several outside sales consultants who are compensated as a percentage of revenues or project profitability. We expect to supplement our sales team as our financial condition improves. We provide our clients all forms of solutions to maximize the level of efficiency which can be achieved given the current technologies available to GEM (“Energy Efficiency”) mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) energy generation from natural resources which are naturally replenished (“Renewable Energy”). We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity. We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers. We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency and couple that with maximizing their utilization of Renewable Energy. We also provide our clients with water conservation solutions. We offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

We provide energy-saving and water conservation technologies primarily under long-term, fixed-price contracts. We offer full-service installation, including the removal of our client’s current applications, and servicing of energy efficient lighting and water conservation technologies (our “Turnkey Solution”). Based upon beta testing performed at several sites, including the Co-Op City project, we believe that the applications that we install and service should reduce our customers’ monthly electric costs by approximately 50% to 70% and water costs by approximately 15-30%. We capture a significant portion of this benefit over the life of the contract, in exchange for providing the equipment, management and technical expertise. The rates that we are able to charge in our long-term water conservation and energy efficiency contracts are currently based upon beta testing at the respective sites, through which we are able to demonstrate the expected cost savings over the life of the contract to our customers. We determine what the cost savings will be to our customer over the life of the contract and calculate our fee as approximately 80% of the aggregate savings from efficient lighting technology projects and approximately 50% from water conservation projects which is spread evenly over the term of the contract. We expect that once our services are more established in the marketplace, that the levels of savings provided by our products will be well documented and accepted and we will no longer need to perform beta testing at each site.

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

Product Applications

We currently utilize a wide variety of available Energy Efficiency, Renewable Energy and water conversation solutions through the course of our business. We are presently in the process of introducing into the market our entire line of products. In the Energy Efficiency area, the most widely used products are the induction light bulb and the light-emitting diode (“LED”) light fixture. In the Renewable Energy area, the most widely used product is the photovoltaic solar panel, commonly referred to as a “solar panel.” Our fees will be generated from either the upfront costs of installation or under our shared savings energy management contracts.

We believe that our most compelling product offerings are our energy and water conservation contracts, allowing our clients to manage their energy and water consumption (the “management contracts”). We offer our clients up to a 10-year management contract through which our clients can share in the energy and water cost savings, and upgrade their facility’s lighting or water systems with no up-front cost to them. Through such contracts, we afford our clients a zero-cost solution towards attaining maximum Energy Efficiency and water conservation. Under our management contracts, we cover the cost of installation and charge our customers a fee over the life of the contract based upon the amount of savings achieved by the customers. For example, if our customer saves 100% in its energy costs as a result of our Energy Efficiency solutions, we may negotiate a fee equal to 80% of the total estimated savings over the life of the contract, which is paid by the customer as our energy management fee over the life of the contract.

Within the Renewable Energy area, we primarily use the Power Purchase Agreement (“PPA”), a financial vehicle which affords our clients the opportunity to enjoy the benefits of solar voltaic systems but with no cost to them. The PPA is the standard savings sharing vehicle in the solar industry. We currently offer solar voltaic Renewable Energy solutions as well as wind generating Renewable Energy solutions. We do not currently have any assets associated with PPAs recorded on our balance sheet.

On December 17, 2010, we entered into a name purchase and transfer agreement (the “NPA”) with Airlock, LLC, a company owned by Michael Samuel, our Chairman, President and Chief Executive Officer (“Airlock LLC”). Pursuant to the NPA, Airlock LLC irrevocably sold, assigned, transferred and delivered all of its rights, title and interest, worldwide, in and to the name “Airlock” and any goodwill associated with and symbolized by the name “Airlock.”

Key Customers and Contracts

On November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. The Riverbay Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City. Project inception was subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act, which was obtained in March 2011. The agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion shall occur when GEM has installed 80% of the fixtures. We anticipate that during the term of the Riverbay Agreement we will receive $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay, plus approximately an additional $15,000 per month, to be adjusted based upon the actual savings on the project.

Key Manufacturers and Suppliers

Our extensive contacts and relationships within the energy management industry allow us to not carry the substantial expenses associated with a full-scale research and development team.  We deal directly with the industry leaders and have the relationship strength to help dictate product development and direction. Currently, we are also committed to helping create efficiencies relating to the manufacture of LED products and photovoltaic cells. Our primary goal with vendor intervention is to ensure bulk pricing but, more importantly, to guarantee product availability and delivery.

We have manufacturing relationships with various vendors, including MHT Lighting and Green Apple Lighting, to ensure adequate supply of products with favorable product pricing and transportation cost. We have also entered into a license and marketing agreement with Green RG Management, LLC and its affiliates (collectively, “Green RG”), acquiring a license to market exclusively and distribute patented and proprietary LED technology from Green RG. By having suppliers geographically diverse, we also ensure that our clients are not delayed for delivery and installation of energy efficient products. We have also entered into a technology license agreement (as more fully described below) with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos, pursuant to which we obtained an exclusive royalty-free license to market and sell certain water valves manufactured through the use of certain technology licensed under the technology license agreement and utilized in our Energy Efficiency solutions. Pursuant to the technology license agreement, PMP shall manufacture all water valves required by our customers.

Our team is also highly involved in the “green” industry through associations and trade shows and is able to stay on the pulse of the market to ensure that we remain on the cutting edge of green technology development.

Sales & Marketing

With future funding, we plan to establish a formal sales and marketing team.  Presently, our internal sales force consists of our Chief Executive Officer, and two in-house sales persons.  To date, we have marketed, with our existing management team, to a small group of large-scale electricity consumers through targeted sales and attendance at trade shows.

We have also contracted with several outside sales personnel as independent contractors to market to specific large-scale lighting and water consumers. These contractors are compensated as a percentage of revenues or project profitability. Such consulting, sales and marketing agreements include the following:

•
on September 29, 2010, we entered into a technology license agreement with PMP and Mr. Bocos, pursuant to which we acquired an exclusive royalty-free license to market and sell certain water valves utilized in our Energy Efficiency solutions. The license agreement is effective for as long as PMP or any assignee of PMP, retains any rights in the licensed technology and for so long as we pay Bocos the consulting fee provided for under the agreement, which amounts to $8,000 per month;

•	on October 12, 2010, we entered into a license and marketing agreement with Green RG to acquire a license to market exclusively and distribute patented and proprietary LED technology from Green RG;
•
effective as of March 3, 2011, we entered into a Consulting Services Agreement (the “SE Consulting Agreement”) with SE Management Consultants, Inc. (“SEM”). Pursuant to the SE Consulting Agreement, SEM agreed to advise us with respect to our business development, marketing, investor relations, financial matters and other related business matters.  The SE Consulting Agreement is for a term of four years, unless earlier terminated pursuant to its terms. As compensation for services to be provided, we agreed to pay SEM a monthly management fee (the “Management Fee”) of (i) $15,000 per month from March 1, 2011 to August 31, 2011, (ii) $25,000 per month from September 1, 2011 to February 29, 2012, and (iii) an amount equal to 1/1000 of the Company’s gross sales for the previous 12 months from March 1, 2012. The Management Fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the SE Consulting Agreement. We also agreed to reimburse SEM for all of its reasonable business expenses incurred directly on our behalf;

•
effective as of March 3, 2011, we entered into a Sales Agency Agreement (the “Sales Agreement”) with Energy Sales Solutions, LLC (“ESS”), pursuant to which ESS agreed to serve, on a non-exclusive basis, as our sales representative for the solicitation and acceptance of orders for our entire line of energy-efficient, lighting products and other products and services offered by us in the United States, Canada, and the Caribbean. The Sales Agreement will continue to be in effect as long as the SE Consulting Agreement remains in effect.  We agreed to pay ESS a commission of 10% of the gross sales of the products generated by or on behalf of ESS.

We have rapidly broadened our marketing approach to cover other alternative customers by exploring creative uses for available efficiency technologies.  Most recently, we have broadened our marketing effort to international clients which exhibit similar Energy Efficiency and cost savings to those domestically. We have attended trade shows and have joined regional organizations to better promote ourselves to potential customers for energy management and Energy Efficiency projects. Our technology team has also focused marketing efforts through our comprehensive website as well as maintaining communications with existing and future customers.

We conduct research and development on our water conservation products as we continue to help our supplier improve the valve performance. Pursuant to the PMP Agreement (as defined below), we spent approximately $60,000 relating to the water conservation technology development in 2010. None of our development expenditures are borne by our customers.

Government Regulation

Some of our products and services may be subject to certain government regulations.  We ensure that all of our purchased products and services comply with applicable government regulations.  We install only Underwriting Laboratories (“UL”) approved lighting products and, when required, we will provide documentation showing that our products are “assembled in the USA.” Additionally, with photovoltaics, we only use UL approved panels with corresponding 25 year warranties.

In addition, contracts we may enter into with our municipal and quasi-public customers may be governed by applicable regulations and laws governing public and quasi-public contracting. Regulations might include contractor labor regulations, construction parameters and other project completion requirements.

Competition

Currently, we are not aware of any specific competitor in the “turn-key” energy management sector. Our competition may, in the future, come from different lighting-related sectors. Potential competitors could range from the vertically integrated, larger scale light manufacturers such as General Electric Company and Osram Sylvania Inc. to small, local electrical contractors competing while working with their traditional clients.

Patents and Trademarks

On September 29, 2010, we entered into a technology license agreement (the “PMP Agreement”) with PMP and Mr. Bocos, pursuant to which we acquired an exclusive royalty-free license to market and sell certain water valves utilized in our Energy Efficiency solutions. The PMP Agreement will be effective for as long as PMP or any assignee of PMP, retains any rights in the licensed technology and for so long as we pay Bocos the consulting fee provided for under the technology license agreement, which amounts to $8,000 per month.

Effective as of October 12, 2010, we entered into a license and marketing agreement with Green RG to acquire a license to install and distribute and on an exclusive basis, market, products manufactured by Green RG and its affiliates through the use of the licensors’ patented and proprietary energy efficient LED and solar energy solutions technology (the “Green RG Products”), in exchange for between 10 million and 30 million restricted shares of the Company’s common stock, based on the achievements of certain performance thresholds. We intend to agree with certain of our existing stockholders to issue such shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. Within ten days of the execution of the agreement, we were obligated to issue 10 million shares of our common stock to Green RG, which shares will be fully vested once GEM has entered into bona fide written agreements to sell Green RG Products, generated as a result of opportunities presented to GEM by the licensors, having a value of at least $25 million. The shares being held in escrow pursuant to the agreement will be released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in agreements GEM has executed as a result of opportunities presented to GEM by Green RG. Following September 30, 2010, for every $25 million in additional bona fide written agreements to sell Green RG Products that Green RG secures for GEM, we agreed to issue to Green RG an additional 10 million restricted shares of our common stock. Such shares will be released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in contracts GEM has executed as a result of opportunities presented to GEM by Green RG. We do not expect that we will be issuing any additional shares as a result of this transaction as we intend to agree with an existing stockholder of our Company for such stockholder to transfer the required shares to the licensors, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. As of March 28, 2011, no shares have been issued to Green RG.

Employees

As of March 15, 2011, we had six full-time employees and one part-time employee. In addition, we have a consulting agreement with Peter Barrios, a member of the board of directors of GEM, to provide accounting services to us. GEM also may contract for the services of independent consultants involved in Renewable Energy, regulatory, accounting, financial and other disciplines, as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that we have a good relationship with our employees. We also currently utilize the services of three consultants.

Available Information.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports with the SEC. We make these reports and Section 16 filings by our officers and directors available free of charge on our website at www.gempowered.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information contained on our website is not incorporated by reference to this Annual Report. This Annual Report should be read in conjunction with the reports and other items filed by us with the SEC.

In addition, the public may read and copy any materials filed by us with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.  Risk Factors

An investment in our common stock involves risk and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our future business or results of operations, or investments in our common stock. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our common stock.

Risks Relating to Our Business

Our limited operating history may make it difficult to evaluate our business to date and future viability.

We are in the early stage of operations and development with a limited operating history on which to base an evaluation of our business and prospects, GEM having commenced its current operations in March 2010, followed by the Merger with our Company and our recent expansion of our business focus on the design, installation and servicing of energy management programs (our entry into the Energy Efficiency services industry). In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in revenues and expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated limited revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is substantial doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital.

The consolidated financial statements for the year ended December 31, 2010 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2010, we had a working capital of $507,555, as compared to a working capital deficit of $227,996 as of December 31, 2009. For the twelve months ended December 31, 2010, we incurred a net loss of 1,919,525, as compared to a net loss of $89,185 during the year ended December 31, 2009. As of March 31, 2011, we had cash of approximately $125,000. Despite raising the net proceeds from our July 2010, August 2010 and November 2010 private placements in the aggregate amount of $2,500,000, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our future is dependent upon our ability to obtain additional financing and upon the future success of our business. The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. In addition, the report of our independent registered public accounting firm on our December 31, 2010 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenues to cover our operating expenses. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In addition, our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings.

As a consequence, our ability to continue as a going concern is dependent on a number of factors. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Our success will depend on our ability to retain our managerial personnel and attract additional personnel.

Our success will depend largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff. The loss of members of managerial or sales staff could have a material adverse effect on our future operations and on successful development of products and services for our target markets. The failure to maintain our management, particularly our Chief Executive Officer and Chief Financial Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we intend to provide incentive compensation to attract and retain key personnel, we cannot guarantee that these efforts will be successful.

We will need to expand our finance, administrative, business development, sales and marketing, and operations staff. There are no assurances that we will be able to make such hires. In addition, we may be required to enter into relationships with various strategic partners and other third parties necessary to our business. Planned personnel may not be adequate to support our future operations, management may not be able to hire, train, retain, motivate and manage required personnel or management may not be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we fail to manage our growth effectively, it could have a material adverse effect on our business, results of operations and financial condition.

We may face greater competition in our markets in the future and may not be able to compete successfully.

LED, induction lighting equipment and our water conservation valves represent new technologies. Although we are not currently aware of any other companies focusing on providing energy-saving and water conservation technologies under long-term, fixed-price contracts, we expect that a number of companies are or will attempt to employ a similar business model to ours. Accordingly, we expect that the markets for our installation and maintenance services will become highly competitive. In the efficiency lighting contracting market, we will compete with companies that service and/or sell LED and induction lighting equipment and services. With the growth potential for LEDs and induction lighting based upon the potential for cost savings by our customers, we may face additional competition in the future.  In the water conservation market, we will compete with companies that service and/or sell water conservation valves and services. Many of our competitors have been engaged in these industries much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. Competitors could offer aggressive pricing for their services and claims of improved lighting and water conservation performance and Energy Efficiency. Competitive pricing pressures could establish a rate of decline of our contracting services prices.

Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs and induction lighting in certain markets.

As competition develops, we need to continue to utilize new products and provide innovative services that enable our customers to save on electrical costs and lighting-related maintenance. Additionally, we anticipate that additional competition for these customers will result in pressure to lower the selling prices of our products and services. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products and services, reduced demand for our products and services and a corresponding reduction in our ability to recover engineering and overhead costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

Our products may contain defects, may experience performance issues or they may be installed or operated incorrect, which could reduce our sales of such products, impact our market share and customer contracts and result in potential claims of liability.

Despite our testing, defects have been found and may be found in the future in our products.  This could result in, among other things, loss or market share or failure to achieve market acceptance.  Defects in our products during the term of our customers’ long-term contracts could cause us to incur significant warranty, support and repair costs.  If we install faulty LED or water savings products, we will be required to replace them at our cost. The occurrence of these problems could result in the delay or loss of market acceptance of our products that would likely harm our business.  Defects, integration issues or other performance problems in our products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products.  Our customers and end-users could also seek damages from us for their losses.  A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, results of operations and our ability to raise additional capital.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued throughout 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The ongoing worldwide financial and credit crisis may continue indefinitely.  Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  In addition, many of our customers rely on external funding to complete their construction and renovation projects.  During the year ended December 31, 2010, our revenues decreased by $1,406,010, or 82.8%, as compared to the corresponding period in 2009, primarily due to a decrease in the amount of contracts completed as well as the slowdown in the general economy, offset partially by higher prices for our services. As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Risks Relating to our Organization and our Common Stock

Over 29.2% of our shares of our common stock are controlled by affiliates of Michael Samuel, our Chairman, President and Chief Executive Officer, and certain employees of GEM which  influence the election of directors and the outcome of matters submitted to our stockholders.

As of March 15, 2011, an affiliate of Michael Samuel, our Chairman, President and Chief Executive Officer, directly owns approximately 65.6 million shares, which represent approximately 14.8% of our common stock outstanding as of such date. In addition, as of March 15, 2011, an affiliate of John Morra III, the President and Director of Project Development of GEM, and an affiliate of Oren Moskowitz, the Chief Technology Officer of GEM, owns approximately 41.6 million and 22.3 million shares, respectively, which represent approximately 9.4% and 5.0%, respectively, of our common stock outstanding as of such date (affiliates of Messrs. Samuel, Morra and Moskowitz are collectively referred to as the “MS Stockholders”). As a result, the MS Stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of the MS Stockholders may not always coincide with our interests or the interests of other stockholders, and the MS Stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove the management of the Company. The presence of the MS Stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our subsidiary, GEM, is subject to the information and reporting requirements of federal securities laws, and complying with these requirements will divert resources that we might have used in other aspects of our business.

As a result of the merger, GEM became a subsidiary of our Company and, accordingly, we continue and GEM is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We will incur costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders.

In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act for GEM. If either we or GEM is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Our management, including the our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that the disclosure controls and procedures were effective. However, in our Annual Report on Form 10-K for the year ended December 31, 2009, we identified certain material weakness in our internal control over financial reporting related to the Company’s then existing documentation process and a lack of segregation of duties due to our limited size. Following the Merger, we have implemented several measures to address such material weaknesses, including establishing a fully independent audit committee and retaining a consulting firm to assist with the strengthening of the Company’s internal controls and procedures and Sarbanes-Oxley compliance standards.  In addition, our accounting staff now consists of three individuals: one full-time accountant, one part-time accountant and one part-time accounting consultant.  If and when our financial position improves, we intend to hire additional personnel and implement additional procedures and controls to further improve our internal control over financial reporting. We can provide no assurance, however, that our actions or our improved disclosure controls and procedures will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our periodic reports. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures and therefore, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. In addition, as a smaller reporting company with less or limited resources, we can provide no assurances that we will be able hire additional personnel and implement additional measures in the future to improve our internal controls over financial reporting.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-merger company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

Although our common stock is quoted on the OTCBB, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or our the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities. Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future.

Although GEM, prior to the Merger, made a distribution of $18,096 to its stockholders during the six months ended June 30, 2010, we did not pay any cash dividends in 2009 or 2010 and currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

There is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained.

To date there has been a very limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We anticipate having our common stock continue to be quoted for trading on the OTCBB, however, we cannot be sure that such quotations will continue. As soon as is practicable and eligibility requirements are satisfied, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTCBB or suspended from the OTCBB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTCBB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued in the merger to the current and former officers and directors of GEM are subject to a lock-up agreement prohibiting sales of such shares for periods ranging from 6-12 months following the effectiveness of the registration statement, of which this prospectus is a part. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders.

Risks Relating to the December 2006 Sale of Substantially All of Our Predecessor’s (CDSS) Assets

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay.

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At December 31, 2010, we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

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

We do not believe we will be obligated to pay any Texas franchise tax as a result of the closing of the asset sale. Beneficial ownership of all of our assets was held by our then existing subsidiary Canberra Operating, L.P., a Texas limited partnership, and Texas franchise tax did not apply to dispositions of assets by limited partnerships. To confirm our position, following the closing we applied to the Texas Comptroller of Public Accounts for a statement that no franchise or sales tax was due as a result of the closing of the Asset Purchase Agreement. If the Texas Comptroller challenges our position, we could be required to pay the Texas franchise tax and our stockholders could be required to return any distributions they have received.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a leased principal executive office comprised of approximately 1,500 square feet located at 381 Teaneck Road, Teaneck, New Jersey 07666 (the “Teaneck Office”) and a leased sales and distribution office comprised of approximately 1,600 square feet located at 13713 W. Sunrise Blvd., Sunrise, Florida 33323 (the “Sunrise Office”). As of December 31, 2010, lease payments for the Teaneck Office were $4,500 per month and are due on a month-to-month basis. The Sunrise Office is owned by an affiliate of Mr. Samuel, our Chairman, President and Chief Executive Officer. We lease the Sunrise Office on a month-to-month basis with lease payments of $4,076 per month. We do not currently signed a lease for this space. Commencing January 1, 2011, we subleted on a month-to-month basis approximately 500 square feet of the Teaneck Office space to a certain stockholder of ours in consideration of monthly payments of $1,500, which we believe represents market rates. We consider these facilities to be suitable and adequate for the management and operation of our business. We do not own any real property.

Item 3.  Legal Proceedings

We are subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of December 31, 2010, it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock has been quoted on the OTCBB under the symbol GRMS.OB since September 22, 2010. Prior to September 22, 2010, our common stock was quoted on the OTCBB under the symbol CWDW.OB. As of March 15, 2011, there were 796 holders of record of our common stock. The last reported sales price of our common stock on March 15, 2011 was $0.12 per share.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
1st Quarter Ended March 31, 2010	$0.30	$0.045
2nd Quarter Ended June 30, 2010	$0.189	$0.102
3rd Quarter Ended September 30, 2010	$0.375	$0.120
4th Quarter Ended December 31, 2010	$0.375	$0.220

Year Ended December 31, 2009	High	Low
1st Quarter Ended March 31, 2009	$0.21	$0.003
2nd Quarter Ended June 30, 2009	$0.012	$0.003
3rd Quarter Ended September 30, 2009	$0.069	$0.005
4th Quarter Ended December 31, 2009	$0.39	$0.06

Dividend Policy

Although GEM, prior to the Merger, made a distribution of $18,096 to its stockholders during the six months ended June 30, 2010, we did not pay any cash dividends in 2009 or 2010 and currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since January 1, 2010 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On October 6, 2010, we issued 400,000 restricted shares of our common stock to our independent directors. These shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and/or Regulation D thereof.

On March 7, 2010, we issued 1,373,796 restricted shares of our common stock to Jason Edelboim, our Executive Vice President, Strategy and Corporate Development, pursuant to his employment contract.

During the fourth quarter of 2010, we made a capital call on Ice Nine, LLC (“Ice”), one of the founding stockholders of GEM and a party to the Stockholders Agreement, dated as of August 20, 2010, to contribute and return to treasury 30,000,000 shares of our common stock owned by Ice sufficient for us to sell 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000, which closed in November 2010 (as described in our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010). In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, we stated that Ice contributed such 30,000,000 shares of our common stock to us and that such shares will be canceled by us, however, in lieu of us issuing the shares to the investors and Ice contributing and returning to us such 30,000,000 shares, Ice transferred directly to the investors 30,000,000 shares of our common stock held by Ice, such that the private placement to the investors was consummated without the issuance of additional shares of our capital stock by us to Ice and without dilution to our other stockholders.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our financial condition and results of operations in conjunction with the audited consolidated financial statements, the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report. See “Cautionary Statements Regarding Forward-Looking Statements.” Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

We are a full service energy management company based in the Eastern United States. We also provide residential and commercial electrical contractor services. During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, including as discussed above under “Business ― Sales and Marketing.”

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) Renewable Energy. We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity. We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers. We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency and couple that with maximizing their utilization of Renewable Energy. We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, using our Turnkey Solution. We offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

In the Energy Efficiency arena, we concentrate our marketing efforts within geographic regions exhibiting higher than average per kilowatt hour utility rates and water utilization rates and having energy customers who consume higher than average quantities of energy and water. We develop an Energy Efficiency/energy management program which, potentially, provides end-users alternatives to decrease their energy consumption. Additionally, in many instances, we assume the management and maintenance of our clients’ lighting needs which affords our clients greater labor efficiencies. Our water conservation solutions typically do not require further maintenance during the life of the contract.

Recent Developments

On March 3, 2011, we entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC (“FPF”), pursuant to which FPF agreed to commit up to $200,000,000 in the form of equipment leases to finance third-party purchases of GEM lighting or Airlock products. Such financing will be provided directly to such third parties. Under the terms of the Commitment Letter, FPF has no obligation to fund any particular transaction or proposed lease. The Commitment Letter will remain in effect for 48 months from its execution date, unless earlier terminated pursuant to its terms. Pursuant to the terms of the Commitment Letter, we agreed to grant FPF options to purchase 66,360,545 shares of our common stock, or 15% of our common stock outstanding on March 2, 2011, which the parties agreed to treat as warrants. The warrants will vest immediately upon issuance and FPF may exercise the warrants at any time during the term of the Commitment Letter, at an exercise price of $0.165, or 110% of the closing price of our common stock on the OTCBB on March 2, 2011. The warrants may be exercised on a cashless basis. We are currently negotiating the final form of the warrants and will file a copy of the form of the warrants by an amendment to our Current Report on Form 8-K filed with the SEC on March 9, 2011.

On March 3, 2011, we entered into the SE Consulting Agreement with SEM. Under the SE Consulting Agreement, SEM agreed to advise us on business development, marketing, investor relations, financial matters and other related business matters in exchange for (i) a monthly management fee of (x) $15,000 from March 1, 2011 to August 31, 2011, and (y) $25,000 from September 1, 2011 to February 29, 2012, and (ii) a payment in an amount equal to 1/1000 of our gross sales for the previous 12 months from March 1, 2012. Such management fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the SE Consulting Agreement.

Effective as of February 1, 2011, we entered into a (i) Consulting Services Agreement (the “Titan Consulting Agreement”) with Titan Management and Consulting LLC (“Titan”), pursuant to which Titan agreed to advise us with respect to business development, marketing, investor relations, financial matters and other related business matters, and (ii) Sales Agency Agreement (the “Titan Sales Agreement”) with Titan, pursuant to which Titan agreed to, on a non-exclusive basis, market and sell our entire line of energy-efficient products and services in the United States, Canada, Mexico and the Caribbean. On March 26, 2011, we entered into a Settlement Agreement with Titan pursuant to which the parties mutually agreed to terminate all of their obligations and duties under the Titan Consulting Agreement and the Titan Sales Agreement, and release each other from any and all claims, rights and liabilities thereunder, in consideration for the payment of $26,000 by us to Titan.

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes.

Basis of Presentation

For a discussion of the basis of presentation of our consolidated financial statements included in Item 8 of this Annual Report see Note 1. “Basis of Presentation.”

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates see Note 2. “Critical Accounting Policies and Estimates.”

Results of Operations

Results of Operations for the years ended December 31, 2010 and 2009

During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to our new strategy of Energy Efficiency and energy management products. As a result, all of our resources have been since devoted to procuring new contracts pursuant to this new focus. Consistent with this new strategy, we entered into a number of agreements during the fourth quarter of 2010, including as discussed above under “Recent Developments” and “Business ― Sales and Marketing.” We continue to provide residential and commercial electrical contractor services and intend to do so in the future.

Contract revenue earned for the year ended December 31, 2010 was $291,311 as compared to contract revenue earned of $1,697,321 for the year ended December 31, 2009. All of the contract revenue earned during 2010 was derived from our residential and commercial electrical contractor business, as we had no contract revenue earned from our new Energy Efficiency and energy management business. Contract revenue earned decreased $1,406,010, or 82.8%, for the year ended December 31, 2010 as compared to 2009. The revenue decrease for the year was primarily due to not fully completing any new contracts during the second half of 2010 and completing all prior projects and work in process during the second quarter of 2010. In addition, during the year ended December 31, 2010, we had a lower number of contracts in process as we continued to transition from our contracting business to our Energy Efficiency and energy management business, as well as being severely impacted by a slowdown in the economy. During the year ended December 31, 2010, we completed an aggregate of 148 contracts as compared to 145 during the year ended December 31, 2009. During the year ended December 31, 2010, we bid on fewer large contracts to lessen its potential post construction liability (builder’s risk) in anticipation of the purchase of Southside by GEM and resulting change in business strategy to pursue new contracts with less construction liability exposure than under previously signed and executed contracts. Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, GEM encountered significant difficulties securing new business and adopting to its new Energy Efficiency solutions market.

Cost of revenue earned was $270,163, or 92.7% of contract revenue earned for the year ended December 31, 2010, as compared to $1,456,506, or 85.8% of contract revenue for the year ended December 31, 2009. Cost of revenue earned consisted of $270,163 related to our residential and commercial electrical contractor business and $0 related to our Energy Efficiency and energy management businesses. Cost of revenue earned increased in 2010 due to a number of less profitable contracts that were completed during the twelve month period ended December 31, 2010 and having two new contracts in process and no new contracts completed during the second half of 2010. Cost of revenue earned includes materials purchases, subcontractor expenses for installation and our employee compensation and benefits. Gross profit for the year ended December 31, 2010 was $21,148, as compared to $240,815 for the year ended December 31, 2009. The decrease in gross profit in 2010 is attributable to completing less profitable contracts during the year and the change of the nature of Southside’s business from being a commercial and residential electrical contractor to establishing the new business focus of providing our customers with Energy Efficiency solutions.

Selling, general and administrative expenses for the years ended December 31, 2010 and 2009 were $1,951,399 and $321,829, respectively. The increase of $1,629,570 for 2010, or 506%, as compared to the same period in 2009 is primarily attributable to increases in salaries and benefits of approximately $630,000, increase in insurance of approximately $40,000, increase in research and development of our licensed water technology of approximately $60,000, increases in office advertising and other operating expenses of approximately $100,000, and an increase in start-up expenses of approximately $800,000 incurred during the second half of 2010. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees in 2010. The start-up expenses for the year ended December 31, 2010 consisted of legal fees of approximately $330,000, accounting expenses of approximately $220,000 and consulting and travel expenses of approximately $250,000. These expenses increased significantly despite Southside already having operated for a number years, because we incurred certain costs and expenses associated with the Merger and significant costs relating to becoming a publicly traded company (via the Merger).

Operating loss for the year ended December 31, 2010 was $1,906,222, as compared to an operating loss of $84,764 for the year ended December 31, 2009. The substantially larger operating loss is primarily attributable to incurring increased selling, general and administrative expenses of $1,619,607 for the reasons discussed above, and our gross profit decrease of $219,667 for the year ended December 31, 2010. The increased operating loss was partially offset by the settlement of certain trade payables at a discount, resulting in the recognition of a total gain of $24,029 during the year ended December 31, 2010.

Interest expense, net, for the years ended December 31, 2010 and 2009 was $13,303 and $4,421, respectively. Interest expense increased as a result of an increase in the principal amount borrowed under the line of credit and credit card liabilities used to fund materials purchases and overhead expenses.

Total other expense for the year ended December 31, 2010 was $13,303 as compared to total other expense of $8,171 for the year ended December 31, 2009. The increase in total other expense for year ended December 31, 2010 is attributable to an increase in interest expenses of $8,882.

We incurred a net loss of $1,919,525 for the year ended December 31, 2010 as compared to a net loss of $89,185 for the year ended December 31, 2009. The substantial increase in our net loss in 2010 was primarily attributable to expenses associated with becoming a publicly-traded company and salaries and related expenses associated with expanding our management and operating teams. The net income or loss per share, basic and diluted, for the periods was $0.00 and $0.00 based upon the income and loss being offset by a very large number of weighted average shares of common stock outstanding.

Results of Operations for the years ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 decreased by $1,088,322 or 39%, from the corresponding period in 2008, primarily due to a lesser number of contracts completed, offset partially by higher prices for our services. During the year ended December 31, 2009, we completed 145 contracts for various customers as compared to 196 during the year ended December 31, 2008.  The lesser number of contracts completed resulted from the down turn in the economy and tightening of credit precluded our customers from starting projects.

Cost of revenues was $1,456,506, or 86% of revenues, for the year ended December 31, 2009, compared to $2,109,486, or 76% of revenues, for the year ended December 31, 2008.  Cost of revenues includes materials purchases, subcontractor expenses for installation and company employee wages and benefits.  The decrease in our gross profit of $435,342, from $240,815 for the year ended December 31, 2009 versus $676,157 for the year ended December 31, 2008 is primarily attributable to a lower volume of work performed between the two years.

Selling, general and administrative expenses for the year ended December 31, 2009 were $321,829, compared to $480,068 for the year ended December 31, 2008.  The decrease of $158,239 resulted from decreases in salaries and benefits, vehicle costs and travel and entertainment expenses of approximately $102,577, $23,810 and $11,549, respectively, which were primarily attributable to the decrease in the amount of projects that we completed in the year ended December 31, 2009.

Our operating income for the year ended December 31, 2009 decreased by $227,103 to a loss of $81,014, compared to income of $196,089 for the year ended December 31, 2008.  This decrease is primarily due to a decrease in gross profit offset by a decrease in general and administrative expenses.

Interest and financing expenses for the year ended December 31, 2009 were $4,421, compared to $3,303 for the year ended December 31, 2008.

We recorded a net loss of $89,185 for the year ended December 31, 2009, compared to a net income of $192,786 for the year ended December 31, 2008. The net income or loss per share, basic and diluted, for the periods was $0.00 and $0.00 based upon the income and loss being offset by a very large number of weighted average number of shares of common stock outstanding.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $507,555, as compared to a negative working capital of $227,996 at December 31, 2009. Cash was $896,057 as of December 31, 2010, as compared to $18,241 at December 31, 2009. The increase in cash is attributable to net proceeds of $2,540,000 raised in our July, August and November 2010 private placements, offset by increased expenses resulting from the Merger and additional substantial expenses associated with being a publicly traded company. The $735,551 increase in working capital is primarily due to the amounts received in the private placements noted above, a decrease in contract receivables of approximately $197,000, based upon completed contracts and work in process, an increase in net trade accounts payable of approximately $230,000 and an increase in accrued liabilities of approximately $178,000, offset by prepaid expenses increasing approximately $54,000 relating to advanced payments for insurance premiums, an increase of $403,000 included in deferred project costs and other assets associated with purchase of lighting and water savings equipment and payments for labor for pending Energy Efficiency contracts, and a decrease in advances from a stockholder of approximately $38,000. The increase in accrued liabilities resulted primarily from the increase in our one-time start-up expenses as described above. Accounts payable increased primarily due to the decrease in the contract revenue stream as these expenses will have to be paid out over a longer period of time.

Southside maintained a line of credit with PNC Bank in the aggregate principal amount of $200,000. Interest on the line of credit was the highest prime rate published from time-to-time in the “Money Rates” section of the Wall Street Journal. In August 2010, the line of credit was assumed by our principal and is no longer an obligation of our Company. The assumption was accounted for as a contribution to equity. We no longer have an ability to borrow under this line of credit.

We also financed the purchase of a vehicle through Mercedes-Benz Financial. The loan bears interest at 3.9% per annum and is due on April 28, 2015. The balance of the loan as of March 15, 2011 is $49,400. This liability was incurred prior to the share exchange between Southside Electric and GEM.

We received $1,100,000 in net proceeds from sale of our common stock and convertible notes in our July 2010 and August 2010 private placements. In addition, we also received net proceeds of $1,440,000 from the sale of our common stock in a private placement transaction that closed in November 2010. We expect to make additional investments for equipment and inventory of approximately $50,000 during the next twelve months to service our potential new contract customers. We anticipate that our existing resources and net proceeds from these private placements to assist us with making these additional investments and to satisfy our working capital requirements for at least the next twelve months. In addition, despite not having any contract revenues for the three month period ended December 31, 2010, we expect that as we progress with the shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management, and receive payments from Riverbay pursuant to the Riverbay Agreement, if any, and generate contract revenues from operations in the first quarter of 2011, if any, such efforts and revenues will also contribute to satisfy our working capital requirements during the next twelve months.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity relating to a potential increase in contract revenue earned resulting from our products sold to customers through third-party leases financed by FPF.

As of March 31, 2011, we have cash of approximately $125,000, trade receivables of approximately $24,000, a receivable of $50,000 due from an affiliate and we have entered into two lighting contracts to sell our Lighting Efficiency products which are estimated to generate monthly revenues of approximately $17,000. We believe that we will be able to sustain our current level of operations for approximately twelve months with the funds that we currently have on hand, the anticepated third party financing to monetize the revenues we expect to receive under the Riverbay Agreement and future payments due from New York State Energy Research and Development Authority.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of this accounting standard update as it relates to Level 1 and Level 2 fair value disclosures did not impact the Company’s consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASC Subtopic 855 "Subsequent Events", which stated, among other things, that filers with the SEC are not required to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

ASC Subtopic 815-15 "Embedded Derivatives" was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. ASC 815-15 will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASC 815-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASC Subtopic 740-10, "Income Taxes". After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASC 740-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASC Subtopic 718 "Stock Compensation" was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. ASC 718 will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASC 718 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASC Subtopic 605-28, "Revenue Recognition-Milestone Method". The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASC 605-28 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, FASB issued ASC Subtopic 310-30 “Receivables, loans and Debt Securities Acquired with Deteriorated Qualities.” ASC 310-30 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASC 310-30 is effective for modifications of loans accounted for within pools under ASC 310-30 in the first interim or annual reporting period ending on or after July 15, 2010. The Company does not expect ASC 310-30 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB issued ASC Subtopic 830 "Foreign Currency Matters". The amendments in this ASC 830 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASC 830 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued Statement of Financial Accounting Standards ASC Subtopic 825-10 ("ASC 825-10"), Interim Disclosure about Fair Value of Financial Instruments. ASC 825-10 requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10, Disclosures about the Fair Value of Financial Instruments.  Additionally, ASC 825-10 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825-10 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825-10 as of June 30, 2009.

In June 2009, the FASB issued FASB ASC 105-10 Prior Authorative Literature, FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168) which replaced FAS No. 162, “The Hierarchy of GAAP” and established the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105-10 modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105-10 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued ASC Subtopic 605-25 “Multiple Element Arrangements.”  The amendments allow vendors to account for products and services separately rather than as a combined unit.  A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method.  The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later.  The Company is in the process of assessing the provisions of this new guidance and currently does not expect that the adoption will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Green Energy Management Services Holdings, Inc. for the periods ended December 31, 2010 and December 31, 2009

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)	22

Report of Independent Registered Public Accounting Firm (Hannis T. Bourgeois, LLP)	23

Consolidated Balance Sheets as of December 31, 2010 and 2009	24

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	25

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	26

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009	27

Notes to Consolidated Financial Statements	28 - 39

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Green Energy Management Services Holdings, Inc.
Teaneck, New Jersey

We have audited the accompanying balance sheet of Green Energy Management Services Holdings, Inc. (“the “Company”) as of December 31, 2010 and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Green Energy Management Services Holdings, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Southside Electric, Inc.

We have audited the accompanying balance sheet of Southside Electric, Inc. (an S-Corporation) as of December 31, 2009 and the related statements of income (loss) and retained earnings (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southside Electric, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hannis T. Bourgeois, LLP
Baton Rouge, Louisiana
May 20, 2010

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED BALANCE SHEETS

	For the years ended December 31,
	2010	2009
ASSETS
Current
Cash	$896,057	$18,241
Contract receivables	23,638	220,652
Prepaid expenses	58,052	3,710
Deferred project costs - Current	39,114	-
Other current assets	111,292	-
Total Current Assets	1,128,153	242,603
Property and equipment-net	79,202	79,339
Deferred project costs	243,955	-
Licensing agreements	673,600	-
Other assets	9,612	-
Total Assets	$2,134,522	$321,942

LIABILITIES
Current
Accounts payable - trade	$428,155	$222,370
Line of Credit	-	195,000
Note payable - Current portion	11,440	10,877
Advances from stockholders	-	38,550
Other accrued liabilities	181,003	3,802
Total Current Liabilities	620,598	470,599
Note payable - long-term portion	40,855	52,351

Total Liabilities	661,453	522,950

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 per value, 500,000,000 shares authorized; 442,403,636 and 351,691,756 shares issued and outstanding on December 31, 2010 and December 31, 2009, respectively	44,240	35,169
Additional paid-in capital	3,600,362	(34,169)
Subscription receivable	(50,000)	-
Retained deficit	(2,121,533)	(202,008)
Total Stockholders' Equity (Deficit)	1,473,069	(201,008)
Total Liabilities & Stockholders' Equity (Deficit)	$2,134,522	$321,942

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009

Contract revenue earned	$291,311	$1,697,321
Cost of revenue earned	270,163	1,456,506

Gross profit	21,148	240,815

Selling, general and administrative expenses	1,931,861	312,254
Depreciation expense	19,538	9,575
Loss on sale of assets	-	3,750
Gain on settlement of trade payables	(24,029)	-

Operating loss	(1,906,222)	(84,764)

Interest expense, net	(13,303)	(4,421)

Total other expenses	(13,303)	(4,421)

Net loss before income taxes	(1,919,525)	(89,185)

Income taxes	-	-

Net loss	$(1,919,525)	$(89,185)

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding	384,448,742	351,691,756

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss for the year	$(1,919,525)	$(89,185)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	19,538	9,575
Stock-based compensation	230,000	-
Gain on forgiveness of trade payables	(24,029)	-
Loss on sale of vehicle	-	3,750
Net change in assets and liabilities:
Decrease in contract receivables	197,014	131,769
(Increase) in prepaid expenses	(54,342)	(1,498)
(Increase) in deferred project costs	(283,069)	-
(Increase) in other current assets	(111,292)
(Increase) decrease in other assets	(9,612)	5,374
Increase (decrease) in accounts payable - trade	229,814	(55,176)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	-	(70,496)
(Decrease) in advances from shareholders	(38,550)	(22,937)
Increase in accrued liabilities	177,201	3,574
Net cash (used in) operating activities	(1,586,852)	(85,250)

Cash flows from investing activities:
Cash distributions prior to merger	(9,998)	-
Proceeds from sale of vehicle	-	500
Cash paid for intangible assset	(40,000)	-
Purchases of property and equipment	(19,401)	(73,961)
Net cash (used in) investing activites	(69,399)	(73,461)

Cash flows from financing activities:
Borrowings on installment notes	-	65,000
Net proceeds from (repayments of) line of credit	5,000	43,581
Repayment of debt on installment notes	(10,933)	(1,772)
Cash proceeds from equity issuance	1,440,000	-
Cash proceeds from merger transaction	1,100,000	-
Net cash provided by financing activities	2,534,067	106,809

Net increase (decrease) in cash	877,816	(51,902)
Cash - beginning of year	18,241	70,143
Cash - end of year	$896,057	$18,241

Supplemental disclosure of cash flow information:
Cash payments for interest	$13,888	$11,266
Non-cash items - Debt assumed by related party	$200,000	$-
- Stock used for acquisition of licensing agreement	$633,600	$-
- Stock used for debt	$1,100,000	$-

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Additional		Retained
	Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance as of January 1, 2009	351,691,756	$35,169	$(34,169)		$(112,813)	$1,000
Net loss for the Year Ended December 31, 2009					(89,195)	(89,195)

Balance as of December 31, 2009	351,691,756	35,169	(34,169)		(202,008)	(201,008)

Shares retained by stockholders of registrant	64,699,880	6,470	(6,470)			-
Shares issued upon conversion of convertible notes	23,000,000	2,300	1,147,700			1,150,000
Subscription receivable - Steve Solomon				$(50,000)		(50,000)
Distribution to shareholder prior to merger transactions			(9,998)			(9,998)
Common stock issued as compensation for consulting services at $0.18 per share	500,000	50	89,950			90,000
Debt assumed by related party			200,000			200,000
Common stock issued as purchase price for licensing rights at $0.30 per share	2,112,000	211	633,389			633,600
Common stock issued as compensation for Directors Serving on the Board of Directors at $0.35 per share	400,000	40	139,960			140,000
Redemption of shares pursuant to fund raising	(30,000,000)	(3,000)	3,000			-
Common stock issued in private placement	30,000,000	3,000	1,437,000			1,440,000
Net loss for the Twelve Months Ended December 31, 2010					(1,919,525)	(1,919,525)

Balance as of December 31, 2010	442,403,636	$44,240	$3,600,362	$(50,000)	$(2,121,533)	$1,473,069

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Organization and Going Concern

Description of Business and Organization

Overview

Green Energy Management Services Holdings, Inc. (f/k/a CDSS Wind Down Inc.) (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to as the “Company”, “we”, “us” or “our”) was incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction”), pursuant to a plan of liquidation approved by our stockholders (the “Liquidation Plan”).  Prior to the McAfee Transaction, we were principally engaged in the marketing and licensing of security software products to large enterprises and government agencies.  Following the McAfee Transaction, we had no active business operations.  During 2009, our board of directors (the “Board”) considered alternatives to liquidating, including the possibility of seeking potential merger or acquisition targets.  On November 16, 2009, the Board elected to terminate the Liquidation Plan. On August 20, 2010, pursuant to the terms of the Merger Agreement (as defined below), the Merger Sub (as defined below) merged with and into GEM (the “Merger”), and GEM, as the surviving corporation, became our wholly-owned subsidiary.

We are now a full service energy management company based in the Eastern United States. We also provide residential and commercial electrical contractor services. During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, including as discussed above under “Business ― Sales and Marketing.”

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) Renewable Energy. We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity. We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers. We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency and couple that with maximizing their utilization of Renewable Energy. We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, using our Turnkey Solution. We offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

In the Energy Efficiency arena, we concentrate our marketing efforts within geographic regions exhibiting higher than average per kilowatt hour utility rates and water utilization rates and having energy customers who consume higher than average quantities of energy and water. We develop an Energy Efficiency/energy management program which, potentially, provides end-users alternatives to decrease their energy consumption. Additionally, in many instances, we assume the management and maintenance of our clients’ lighting needs which affords our clients greater labor efficiencies. Our water conservation solutions typically do not require further maintenance during the life of the contract.

Share Exchange with Southside Electric Corporation, Inc.

On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside and the stockholders of Southside (the “Southside Stockholders”), pursuant to which the Southside Stockholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 43,763,413 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”).  Prior to the Share Exchange, GEM was a shell company without any assets or activities.  Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business. For additional information, see “Note 3. Recent Merger Transaction; Pre-Merger and Post-Merger Transactions ― Pre-Merger Transactions.”

Share Exchange with Green Energy Management Services, Inc.

On March 29, 2010, we entered into the Merger Agreement with GEM and Merger Sub (each capitalized term as defined in Note 3 below). On August 20, 2010, pursuant to the terms of the Merger Agreement, the Merger Sub merged with and into GEM. GEM, as the surviving corporation, became our wholly-owned subsidiary. As a result of the merger (as defined in Note 3), each issued and outstanding share of GEM’s common stock was automatically converted into 0.352 shares of our common stock, resulting in the issuance of an aggregate of 351,691,756 restricted shares of our common stock to the former stockholders of GEM. Following the Merger, we succeeded to the business of GEM as our sole line of business and changed our name to “Green Energy Management Services Holdings, Inc.” For additional information, see “Note 3. Recent Merger Transaction; Pre-Merger and Post-Merger Transactions ― The Merger and Post-Merger Transactions.”

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we have generated minimal revenues, did not generate any revenues in the second half of 2010 and have incurred recurring losses for the fiscal years ended December 31, 2010 and 2009. Additionally, we have negative cash flows from operations for the fiscal years ended December 31, 2010 and 2009 and have an accumulated deficit of $2,121,533 at December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and/or upon obtaining additional financing to carry out our business plan. We intend to fund our operations through equity and debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

During the second half of 2010, we underwent a significant expansion in our business strategy, away from Southside’s residential and commercial electrical contracting business, with the focus on the design, installation and servicing of energy management programs and products (Energy Efficiency services and products) (as more fully discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section). As a result, while we continue to provide residential and commercial electrical contractor services, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with this new strategy, we entered into certain agreements as discussed in Item 7 of this Annual Report on Form 10-K under “Business ― Sales and Marketing” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Recent Developments.”

Recognition of Income on Electrical Contracting Contracts

We are on the percentage of completion method for recognizing profits on fixed price contracts for financial reporting purposes and on the cash basis method for income tax purposes. Estimates of percentage of completion are based on direct costs incurred to date as a percentage of the latest estimate of total costs anticipated. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that our estimates of costs and revenues will change in the near future. Provisions for anticipated losses on contracts are made when such losses become apparent. Profits on cost-plus contracts are recognized as costs are incurred for both financial reporting purposes and income tax purposes.

Recognition of Income on Energy Efficiency Contracts

We will begin to recognize income on energy efficiency contracts once the contract has been completed. Once the contract is completed, we will recognize income over the life of the contract on a periodic basis relating to either amounts dictated by the contract or computed, based upon our share of the savings associated with the contract. We will recognize income for tax purposes on a cash basis for energy efficiency contracts.

Cash

Cash and cash equivalents include cash on hand and money market demand deposits with banks.

Receivables

We currently provide Energy Efficiency services to a diversified group of customers and provided construction and contracting services during the first half of 2010 and all of 2009. Unsecured credit is extended based on an evaluation of each customer's financial condition. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

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

Deferred Costs

We capitalize costs associated with contracts that will generate future revenues from energy savings. These contracts will span between five and ten years.  These deferred costs will be amortized over the life of the contract once we begin to recognize revenues from the applicable contract(s).

Impairment of long-lived assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with the standard of “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Concentration of Customers

At December 31, 2009, we had approximately 46% of its total contract revenue with three customers. For the year ended December 31, 2010, we had two customers that, in total, represented 37% of contract revenue. Based upon our change of business strategy, we will seek to conduct business with customers serviced by Southside but there is no guarantee that these customers will require our Energy Efficiency services and/or products.

Share-Based Compensation

We account for share-based compensation by using the number of shares issued times the price of our common stock on either the date of issuance or date of approval by the Board. Share-based compensation is recognized upon vesting.

Income taxes

We follow the requirements of US GAAP in Accounting for Uncertainty in Income Taxes which requires a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file to file a return in a particular jurisdiction). We have a net operating loss and do not provide a provision for income taxes.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities, if any, were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. For the year ended December 31, 2010, there were no common stock equivalents.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of this accounting standard update as it relates to Level 1 and Level 2 fair value disclosures did not impact the Company’s consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASC Subtopic 855 "Subsequent Events", which stated, among other things, that filers with the SEC are not required to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

ASC Subtopic 815-15 "Embedded Derivatives" was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASC 815-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued "Income Taxes". After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASC 740-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASC Subtopic 718 "Stock Compensation" was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. ASc 718 will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASC 718 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued "Revenue Recognition-Milestone Method" (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASC 605-28 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASC Subtopic 310-30 “Receivables, loans and Debt Securities Accquired with Deteriorated Quality.” ASC 310-30 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASC 310-30 is effective for modifications of loans accounted for within pools under ASC 310-30in the first interim or annual reporting period ending on or after July 15, 2010. The Company does not expect ASC 310-30 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB issued ASC Subtopic 830 "Foreign Currency Matters". The amendments in ASC 830 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASC 830 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued Statement of Financial Accounting Standards ASC Subtopic 825-10 ("ASC 825-10"), "Disclosure about Fair Value of Financial Instruments" ASC 825-10 requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10.  Additionally, SFAS No. 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825-10 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825-10 as of June 30, 2009.

In June 2009, the FASB issued FASB ASC 105-10 (Prior Authoritative Literature, FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168) which replaced FAS No. 162, “The Hierarchy of GAAP”) and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105-10 modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105-10 is effective beginning for periods ended after September 15, 2009. As ASC 105-10 is not intended to change or alter existing GAAP, it will not impact the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued (ASC Subtopic 605-25) “Multiple Element Arrangements.”  The amendments allow vendors to account for products and services separately rather than as a combined unit.  A selling price hierarchy for determining the selling price of each deliverable is established in this ASC 605-25, along with eliminating the residual method.  The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later.  The Company is in the process of assessing the provisions of this new guidance and currently does not expect that the adoption will have a material impact on its consolidated financial statements.

Other recently issued accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

Note 3. Recent Merger Transaction; Pre-Merger and Post-Merger Transactions

Pre-Merger Transactions

Green Energy Management Services, Inc.

Green Energy Management Services, Inc. (“GEM”) was incorporated pursuant to the laws of the State of Delaware in March 2010.  On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside and the stockholders of Southside (the “Southside Stockholders”), pursuant to which the Southside Stockholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 43,763,413 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”).  Prior to the Share Exchange, GEM was a shell company without any assets or activities.  Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business. The Share Exchange was accounted for as a reverse merger and recapitalization. GEM was the legal acquirer and Southside was deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of GEM prior to the Share Exchange are those of Southside and are recorded at the historical cost basis of Southside, and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of GEM and Southside, historical operations of Southside and operations of GEM from the closing date of the Share Exchange.

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

On August 27, 2008, the Company and Steven B. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, entered into a Convertible Promissory Note (the “Note”). The Note represented advances of approximately $69,451 by Mr. Solomon to CDSS through the issue date of the Note. The Note bore interest at eight percent (8%) per year and was payable on the later of August 27, 2010 or upon demand by Mr. Solomon. If the Note had been converted in full at December 31, 2009, Mr. Solomon would have received 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock.

On July 29, 2010, we entered into a subscription agreement with a certain accredited investor, pursuant to which we sold 2,000,000 shares of our common stock in a private placement at a purchase price of $0.05 per share for gross proceeds of $100,000.  In addition, as contemplated by the Merger Agreement (as defined below), on July 29, 2010 and August 20, 2010, we entered into subscription agreements with certain accredited investors, pursuant to which we sold convertible promissory notes in the aggregate principal amount of $1,050,000.  The notes did not bear interest and were due on December 31, 2010.  The notes were convertible into post-Merger shares of our common stock at a conversion price of $0.05 per share.  As a result of GEM being deemed our accounting acquirer in the Merger (as defined below), its assets, liabilities and operations prior to the Merger being reflected in our historical financial statements and us adopting GEM’s financial statements after the Merger, with the exception of the convertible notes that were assumed by GEM, all pre-Merger transactions that were recorded in the accounting records of CDSS are not reflected in our consolidated financial statements.

On August 18, 2010, prior to the closing of the Merger, we filed with the Secretary of State of Delaware (i) a Certificate of Amendment to our Certificate of Incorporation to effect a 1:3 reverse stock split of all of our issued and outstanding shares of common stock pursuant in §242 of the General Corporation Law of the State of Delaware (the “DGCL”), and (ii) a Certificate of Amendment to our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and reduce the par value of our common stock from $0.01 per share to $0.0001 per share.

The Merger and Post-Merger Transactions

On August 20, 2010, pursuant to the terms of the merger agreement, dated as of March 29, 2010 (as amended, the “Merger Agreement”), entered into by and among CDSS Wind Down Inc. (“CDSS”), GEM and CDSS’ newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”), Merger Sub merged with and into GEM and GEM, as the surviving corporation, became a wholly-owned subsidiary of ours (the “Merger”). As a result of the Merger, each issued and outstanding share of GEM’s common stock was automatically converted into 0.352 shares of our common stock, resulting in the issuance of an aggregate of 351,691,756 shares of our common stock to the former stockholders of GEM. Following the Merger, we succeeded to the business of GEM as our sole line of business. The Merger was accounted for as a reverse merger, with CDSS being the legal acquirer and GEM being deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in our historical financial statements prior to the Merger are those of GEM and are recorded at the historical cost basis of GEM, and our consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and GEM, historical operations of the Company and GEM from the closing date of the Merger.

Our consolidated financial statements and accompanying notes included herein retroactively reflect the 1-for-3 reverse stock split.

On August 20, 2010, we also filed a Certificate of Amendment to our Certificate of Incorporation, in accordance with §242 of the DGCL, pursuant to which we changed our name from “CDSS Wind Down, Inc.” to “Green Energy Management Services Holdings, Inc.” Our name change and reverse stock split were declared effective in the market by The Financial Industry Regulatory Authority (FINRA) on September 22, 2010.

As part of the August 20, 2010 private placement, Mr. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, purchased a convertible promissory note in the principal amount of $150,000. Subsequent to the Merger, on September 2, 2010, these notes, including Mr. Solomon’s note, were converted by the Company into an aggregate of 23,000,000 shares of our common stock. Pursuant to the subscription agreements, we agreed to file a registration statement on Form S-1 covering the shares of common stock issued in our private placement and the shares of common stock issued upon conversion of the convertible promissory notes.  On January 5, 2011, we filed with the SEC Amendment No. 4 to such registration statement and the SEC declared it effective on January 11, 2011.

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

In connection with the execution of an agreement between the Company and Green RG Management, LLC, as more fully discussed in Note 4 below, we formed a new subsidiary, GEMRG, Inc.

On September 29, 2010, our board of directors (the “Board”) appointed Michael Rapaport as an independent member of our Board.

On October 26, 2010, we entered into an agreement with Claudio Castella to provide sales leads and certain marketing services.  Pursuant to the agreement, Mr. Castella would receive a draw of $8,000 per month against a commission of 5% of net profits of projects we executed that Mr. Castella brought us. On February 1, 2011, Mr. Castella became our employee and, as a result, we mutually discontinued his agreement.

On November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. The Riverbay Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City. Project inception was subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act, which was obtained in March 2011. The agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion shall occur when GEM has installed 80% of the fixtures. We anticipate that during the term of the Riverbay Agreement we will receive $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay, plus approximately an additional $15,000 per month, to be adjusted based upon the actual savings on the project.

On November 15, 2010, we entered into subscription agreements with three accredited investors party thereto (the “Investors”). Pursuant to the Subscription Agreement, the Investors purchased 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000. Out of the proceeds of this financing, we paid a commission equal to $60,000 to certain third parties.

 On December 17, 2010, we entered into a name purchase and transfer agreement (the “NPA”) with Airlock, LLC, a company owned by Michael Samuel, our Chairman, President and Chief Executive Officer (“Airlock LLC”).  Pursuant to the NPA, Airlock LLC irrevocably sold, assigned, transferred and delivered all of its rights, title and interest, worldwide, in and to the name “Airlock” and any goodwill associated with and symbolized by the name “Airlock.”  For these rights, we paid Airlock LLC $40,000.  We also entered into a valve purchase agreement (the “VPA”) with Airlock LLC.  Under the VPA, we prepaid a total of $98,560 for the exclusive right to place with our customers approximately 40 water saving valves from Airlock LLC.  This amount represents the entire cost of manufacturing these valves by PMP Pool Maintenance Protection, Inc. (“PMP”) and the only funds due for the purchase.

Also, see Note 16. Subsequent Events.

Note 4. Technology Licensing Agreements

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, the inventor of the patent pending water valve technology licensed under the PMP Agreement (the “Technology”).

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

In return for these rights, the Company issued to PMP 2,112,000 restricted shares of the Company’s common stock. The fair value of these shares on the date of the PMP Agreement was $633,600. In addition, pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000. The Company will periodically evaluate the value of the license and will adjust the value based upon periodic impairment analysis. As of December 31, 2010, the value was $633,600.

Effective as of October 12, 2010, we entered into a license and marketing agreement with Green RG Management, LLC and its affiliates (collectively, “Green RG”) pursuant to which we acquired a license to market exclusively and distribute patented and proprietary light-emitting diode (“LED”) technology from Green RG, in exchange for between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds. We intend to agree with certain of our existing stockholders to issue such shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. Under the agreement, we were obligated to issue to Green RG 10 million restricted shares of our common stock, which shares will be fully vested once GEM has entered into bona fide written agreements to sell Green RG Products, generated as a result of opportunities presented to GEM by the licensors, having a value of at least $25 million. The shares being held in escrow pursuant to the agreement will be released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in agreements GEM has executed as a result of opportunities presented to GEM by Green RG. Following September 30, 2010, for every $25 million in additional bona fide written agreements to sell Green RG Products that Green RG secures for GEM, we agreed to issue to Green RG an additional 10 million restricted shares of our common stock. Such shares will be released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in contracts GEM has executed as a result of opportunities presented to GEM by Green RG. We do not expect that we will be issuing any additional shares as a result of this transaction as we intend to agree with an existing stockholder of our Company for such stockholders to transfer the required shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. As of March 28, 2011, no shares have been issued to Green RG.

Note 5. Cash Equivalents and Marketable Securities

We invest available cash in money market funds. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Historically, we have complied with our investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. However, recently, our ability to continue to follow this policy has not been practicable due to the small aggregate amount of investment funds that has been remaining for investment. As a result, as of December 31, 2010, all of our cash was held in high grade money market funds.

Note 6. Contract receivables

At December 31, 2010 and December 31, 2009, the following is a list of receivables outstanding:

	December 31, 2010	December 31, 2009
Billed:
Completed contracts	$23,638	$220,652

Balances outstanding more than 90 days in billed receivables are $23,638 for December 31, 2010 and $107,451 for December 31, 2009.

Note 7. Property and Equipment

We record our property and equipment at cost and provide for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.  Vehicles and office equipment are depreciated over a five year period and leasehold improvements over a 15 year period.

The detail of property and equipment at December 31, 2010 and December 31, 2009 is as follows:

	December 31,	December 31,
	2010	2009

Vehicles	$87,366	$103,366
Computer Equipment	17,083	-
Leasehold Improvements	2,317	-
Total Property & Equipment	106,766	$103,366
Less: accumulated depreciation	(27,564)	(24,027)
	$79,202	$79,339

Note 8. Deferred Project Costs

We have incurred costs associated with three in-process efficiency lighting and water conservation projects. Cost items consist of materials and labor costs to purchase and install products purchased from outside vendors and either are installed or pending installation. The total costs incurred total approximately $283,000, of which approximately $39,000 and approximately $244,000 are classified as current and long-term, respectively, on our consolidated balance sheets.

Note 9. Debt

In August 2010 and pursuant to the Merger Agreement and terms, we forced conversion of $1,150,000 of our convertible notes issued pursuant to a capital raise by CDSS in July and August 2010 prior to the Merger, into 23,000,000 shares of our common stock. The converted notes included a convertible promissory note in the principal amount of $150,000, issued to Mr. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, as part of the August 20, 2010 private placement.

In 2009, we purchased a vehicle which is financed by Mercedes Benz Financial Services. The terms of the note are 66 payments of $1,098 with an interest rate of 3.90%. The total financed was $65,000 and the outstanding principal balance at December 31, 2010 was $52,295 and December 31, 2009 was $63,228.

As of December 31, 2010 and December 31, 2009, we had $0 and $195,000, respectively, available to us under the line of credit with PNC Bank. In August 2010 the line of credit was assumed by a principal of our Company guaranteeing the loan and is no longer an obligation of our Company. We no longer have an ability to borrow under this line of credit.

Assumption of Debt by a Related Party

Southside maintained a line of credit with PNC Bank in the aggregate principal amount of $200,000. Interest on the line of credit was the highest prime rate published from time-to-time in the “Money Rates” section of the Wall Street Journal. In August 2010, a principal of the Company assumed the line of credit liability, which released us from any further obligations under the line of credit agreement. The assumption was accounted for as a contribution to capital. As a result, the line of credit is no longer an obligation of the Company and we no longer have an ability to borrow under this line of credit.

Note 10. Accrued Liabilities

The details of accrued liabilities at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
Accrued startup expenses	$48,070	$-
Accrued salaries and benefits	132,933	-
Payroll tax liabilities	-	3,802
	$181,003	$3,802

Note 11. Commitments and Contingencies

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

The PMP Agreement

Pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

Long Term Debt

The maturities of the note payable at December 31, 2010 are as follows:

	2011	2012	2013	2014	2015	Total
Note payable	$11,440	11,758	$12,225	$12,711	$4,161	$52,295
Interest Expense	$1,730	$1,412	$945	$459	$229	$4,775

Operating leases

The Company has a leased principal executive office comprised of approximately 1,500 square feet located at 381 Teaneck Road, Teaneck, New Jersey 07666 (the “Teaneck Office”) and a leased sales and distribution office comprised of approximately 1,600 square feet located at 13713 W. Sunrise Blvd., Sunrise, Florida 33323 (the “Sunrise Office”). As of December 31, 2010, lease payments for the Teaneck Office were $4,500 per month and are due on a month-to-month basis. The Sunrise Office is owned by an affiliate of Mr. Samuel, our Chairman, President and Chief Executive Officer. We lease the Sunrise Office on a month-to-month basis with lease payments of $4,076 per month.  We do not currently signed a lease for this space. Commencing January 1, 2011, we sublet on a month-to-month basis approximately 500 square feet of the Teaneck Office space to a certain stockholder of ours in consideration of monthly payments of $1,500, which we believe represents market rates. See Note 16 – Subsequent Events. Rental expense for leases was $32,025 and $20,100 in 2010 and 2009, respectively.

The Company also leased vehicles through operating leases which expire at various dates.  For the years ended December 31, 2010 and 2009, total vehicle lease payments were $3,870 and $34,754, respectively, which are included in costs of revenue and general and administrative expenses in these financial statements. Total minimum lease commitments for the indicated periods are as follows:

	December 31, 2010		December 31, 2009
2010	$	―	$37,377
2011		―	11,350

	$	―	$48,727

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

Issuance of Common Stock to Green RG

Pursuant to the license and marketing agreement that we entered into with Green RG, we may be required to issue to Green RG between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds. We intend to agree with certain of our existing stockholders to issue such shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. We do not expect that we will be issuing any additional shares as a result of this transaction as we intend to agree with an existing stockholder of our Company for such stockholders to transfer the required shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. As of March 28, 2011, no shares have been issued to Green RG. See Note 4. Technology Licensing Agreements.

Note 12. Settlement of Trade Payables

In the process of reviewing Southside payables, the Company negotiated settlement payments with four of the trade payable vendors for a total discount of $24,029 which were recorded as a gain on our consolidated statements of operations.

Note 13. Stockholders Agreement

In connection with the Merger, on August 20, 2010, we entered into a stockholders’ agreement (the “Stockholders Agreement”) with GEM, Michael Samuel, our Chief Executive Officer, Chairman, President and a member of our board directors, and our pre-Merger officers and directors. Pursuant to Stockholders Agreement, we took the following actions:

•
on September 20, 2010, we filed with the SEC a Registration Statement on Form S-1 (the “Form S-1”) covering shares of our common stock owned by our pre-Merger officers and directors (the “Holders”). The SEC declared the Form S-1 effective on January 6, 2011;

•	on October 26, 2010, we filed with the SEC a Registration Statement on Form S-8 (the “Form S-8”) covering certain shares held by the Holders eligible for registration on Form S-8; and

•
during the fourth quarter of 2010, we made a capital call on Ice Nine, LLC (“Ice”), one of the founding stockholders of GEM and a party to the Stockholders Agreement, to contribute and return to treasury 30,000,000 shares of our common stock owned by Ice sufficient for us to sell 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000, which closed in November 2010. In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, we stated that Ice contributed such 30,000,000 shares of our common stock to us and that such shares will be canceled by us, however, in lieu of us issuing the shares to the investors and Ice contributing and returning to us 30,000,000 shares, Ice transferred directly to the investors 30,000,000 shares of our common stock held by Ice, such that the private placement to the investors was consummated without the issuance of additional shares of our capital stock by us to Ice and without dilution to our other stockholders.

In addition, during the period ending 12 months from closing of the Merger, should we require to issue additional shares of our common stock to finance our operations or expansion, as determined in the sole discretion of our Board, we may make additional capital call(s) on Ice to contribute and return to our treasury up to an additional 10,000,000 shares of our common stock owned by Ice sufficient to raise the additional capital we may require without the issuance of additional shares of our common stock to Ice and without further dilution to our stockholders (the “Additional Capital Amount”). At the sole discretion of Ice, Ice may fulfill its obligation to provide the Additional Capital Amount by contributing cash in an amount equal to our capital raise, without the issuance by us of additional shares of our common stock to Ice and without dilution to our other stockholders. Ice, in its sole discretion, may alternatively fulfill this obligation as by contributing cash to us equal to the Additional Capital Amount. Ice is currently the beneficial owner of 10,302,643 shares or approximately 2.3% of our currently outstanding common stock. Ice will not receive any direct benefits under the Stockholders’ Agreement. Due to the fact that the Form S-1 was not declared effective by the SEC by December 19, 2010, Messrs. Samuel, Weinstein, D’Angelo and other former stockholders of GEM are required to deliver an aggregate of 10,550,752 shares of our common stock to the affected Holders.

Note 14.  Related Party Transactions

Southside maintained a line of credit with PNC Bank in the aggregate principal amount of $200,000. Interest on the line of credit was the highest prime rate published from time-to-time in the “Money Rates” section of the Wall Street Journal. In August 2010, the line of credit was assigned to the principal of our Company guaranteeing the loan and is no longer an obligation of our Company. We no longer have an ability to borrow under this line of credit.

On December 17, 2010, we entered into the NPA with Airlock LLC, a company owned by Michael Samuel, our Chairman, President and Chief Executive Officer. Pursuant to the NPA, Airlock LLC irrevocably sold, assigned, transferred and delivered all of its rights, title and interest, worldwide, in and to the name “Airlock” and any goodwill associated with and symbolized by the name “Airlock.”  For these rights, we paid Airlock LLC $40,000.  This amount is included as a Licensing Agreement on our balance sheet as of December 31, 2010. Mr. Samuel does not directly control GEM.

In addition, on December 17, 2010, we entered into the VPA with Airlock LLC. Under the VPA, we prepaid a total of $98,560 for the exclusive right to purchase approximately 40 water saving valves from Airlock, LLC.  This amount represents the entire cost of manufacturing these valves by PMP and the only funds due for the purchase.  This amount is included as an Other current asset on our balance sheet as of December 31, 2010.

Also, see Note 13. Stockholders Agreement with respect to the Stockholders Agreement.

Note 15.  Stock-Based Compensation

The Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 included $230,000 and $0, respectively, of share-based compensation costs, included in Selling, general and administrative expenses.

On September 1, 2010, we issued 500,000 common shares to CRN Initiatives, LLC for consulting services which were valued at $90,000. On October 6, 2010, we issued 400,000 shares to our independent members of the Board for their fees for serving the Company which were valued at $140,000.  Both issuances were valued based upon the closing stock price on the applicable date.

Note 16.  Subsequent Events

On October 26, 2010, we entered into an agreement with Claudio Castella to provide sales leads and certain marketing services. On February 1, 2011, Mr. Castella became our employee and, as a result, we mutually discontinued his agreement.

Effective as of February 1, 2011, we entered into a (i) Consulting Services Agreement (the “Titan Consulting Agreement”) with Titan Management and Consulting LLC (“Titan”), pursuant to which Titan agreed to advise us with respect to business development, marketing, investor relations, financial matters and other related business matters, and (ii) Sales Agency Agreement (the “Titan Sales Agreement”) with Titan, pursuant to which Titan agreed to, on a non-exclusive basis, market and sell our entire line of energy-efficient products and services in the United States, Canada, Mexico and the Caribbean. On March 26, 2011, we entered into a Settlement Agreement with Titan pursuant to which the parties mutually agreed to terminate all of their obligations and duties under the Titan Consulting Agreement and the Titan Sales Agreement, and release each other from any and all claims, rights and liabilities thereunder, in consideration for the payment of $26,000 by us to Titan.

On March 3, 2011 (the “Effective Date”), GEM entered into a Commitment Letter (the “Agreement”) with Financial Partners Funding, LLC, a Florida limited liability company (“FPF”). Pursuant to the Agreement, FPF agreed to commit up to $200,000,000 in equipment leases to finance third-party purchases of GEM’s lighting or Airlock products, subject to certain funding conditions, including FPF’s due diligence and approval of the third party lessees. Under the Agreement, FPF has no obligation to fund any particular transaction or proposed lease.  In return, the Company will grant FPF options to purchase 66,360,545 shares of common stock of the Company, or 15% of the common stock of the Company outstanding on the Effective Date, which options will be returned to the Company if certain funding requirements are not met by FPF, and subsequently canceled, as more fully discussed below. The Commitment Letter will remain in effect for 48 months from the Effective Date, unless earlier terminated pursuant to its terms. The parties intend to treat the options as a warrant to purchase shares of our common stock (the “Warrant”). In the event that (i) the Agreement is terminated pursuant to its terms or (ii) the Company meets the threshold as discussed in the Agreement and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Warrant that FPF would not be entitled to as a result of such termination or failure to fund.  The Warrant will vest immediately upon issuance and FPF may exercise the Warrant at any time during the term of the Agreement, at an exercise price of $0.165, or 110% of the closing price of our common stock on the OTCBB on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date). The Warrant may also be exercised on a cashless basis. We are currently negotiating the final form of the Warrant with FPF and will file a copy of the Warrant by an amendment to our Current Report on Form 8-K (File No. 333-169496), filed on March 9, 2011.

Effective as of March 3, 2011, GEM entered into a Consulting Services Agreement (the “Consulting Agreement”) with SE Management Consultants, Inc., a Florida corporation (“SEM”).  Pursuant to the Consulting Agreement, SEM will advise GEM with respect to GEM’s business development, marketing, investor relations, financial matters and other related business matters.  The Consulting Agreement is for a term of four years, unless earlier terminated pursuant to its terms. As compensation for services to be provided, GEM agreed to pay SEM a monthly management fee (the “Management Fee”) of (i) $15,000 per month from March 1, 2011 to August 31, 2011, (ii) $25,000 per month from September 1, 2011 to February 29, 2012, and (iii) an amount equal to 1/1000 of GEM’s gross sales for the previous 12 months from March 1, 2012.  The Management Fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the Consulting Agreement.  GEM will also reimburse SEM for all of its reasonable business expenses incurred directly on behalf of GEM.  GEM and SEM can each terminate the Consulting Agreement immediately for “cause” (as defined in the Consulting Agreement); upon termination for “cause,” GEM must pay SEM (x) any portion of the Management Fee it is due through the date of termination, (y) any unreimbursed expenses and (z) a termination fee equal to six months of the then-existing Management Fee.

In addition, in connection with the Consulting Agreement, effective as of March 3, 2011, GEM entered into a Sales Agency Agreement (the “Sales Agreement”) with Energy Sales Solutions, LLC, a Florida limited liability company (“ESS”).  Pursuant to the Sales Agreement, ESS agreed to serve, on a non-exclusive basis, as GEM’s sales representative for the solicitation and acceptance of orders for GEM’s entire line of energy-efficient, lighting products and other products and services offered by GEM (the “Products”), in the United States, Canada, and the Caribbean.  The Sales Agreement will continue to be in effect as long as the Consulting Agreement remains in effect.  GEM agreed to pay ESS a commission of 10% of the gross sales of the Products generated by or on behalf of ESS.  GEM and ESS can each terminate the Sales Agreement immediately for “cause” (as defined in the Sales Agreement).

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes.

The LoC Agreement contains customary events of default which could, subject to certain conditions, cause the note to become immediately due and payable, including, but not limited to, failure to make premium or interest payments; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $50,000 or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 30 days from the date of entry thereof; and certain events of bankruptcy or insolvency.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•
and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2010. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the following are significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

•	increase in the size of our accounting staff now to three individuals, which consists of: one full-time Chief Financial Officer, one part-time accountant and one part-time accounting consultant.

•	election of Mr. Rapaport as a independent director on September 29, 2010;

•
we are in the process of setting up a standard chart of accounts and is drafting an accounting manual and closing with the appointment of Mr. Rapaport, in October 2010, the Board set up the Audit Committee, the Compensation Committee and Nominating Committee;

•	implementation of procedures in accordance with U.S. GAAP and SEC reporting standards; and

•
retention of an outside consulting firm to assist with strengthening our internal controls and procedures and provide assistance with Sarbanes-Oxley compliance standards. Subject to availability of additional financial resources, we intend to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If and when implemented, the internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

We implemented these measures following the Merger to address the material weaknesses in our internal control over financial reporting that we identified by our former management as part of its evaluation of our disclosure controls and procedures as of the end of certain of our reporting periods prior to the Merger, which weaknesses related to our documentation and a lack of segregation of duties due to our limited size. If and when our financial position improves, we intend to hire additional personnel to further remedy former deficiencies.

Item 9B.  Other information.

Effective as of February 1, 2011, we entered into the (i) Titan Consulting Agreement with Titan, pursuant to which Titan agreed to advise us with respect to business development, marketing, investor relations, financial matters and other related business matters, and (ii) Titan Sales Agreement with Titan, pursuant to which Titan agreed to, on a non-exclusive basis, market and sell our entire line of energy-efficient products and services in the United States, Canada, Mexico and the Caribbean. On March 26, 2011, we entered into a Settlement Agreement with Titan pursuant to which both parties mutually agreed to no longer proceed with, and to terminate all of their obligations and duties under, the Titan Consulting Agreement and the Titan Sales Agreement, and release each other from any and all claims, rights and liabilities thereunder, in consideration for the payment of $26,000 by us to Titan.

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes.

The LoC Agreement contains customary events of default which could, subject to certain conditions, cause the note to become immediately due and payable, including, but not limited to, failure to make premium or interest payments; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $50,000 or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 30 days from the date of entry thereof; and certain events of bankruptcy or insolvency.

This summary does not purport to be complete and is qualified in its entirety by reference to the LoC Agreement and the note, both of which will be filed as exhibits to our next Quarterly Report on Form 10-Q. Interested parties should read these documents in their entirety.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Set forth below is certain information regarding our current executive officers and directors. Each of the directors listed below was elected to our Board to serve until our next annual meeting of stockholders or until his successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors. The following table sets forth information regarding the members of our board of directors and our executive officers as of December 31, 2010:

Name	Age	Position with the Company

Michael Samuel	55	Chairman, President and Chief Executive Officer, Director

Robert Weinstein	51	Chief Financial Officer

William “Chip” D’Angelo	55	Director

Michael Rapaport	32	Director

Other Key Employees

Oren Moskowitz	28	Chief Technology Officer of GEM

John Morra III	48	President and Director of Project Development of GEM

Biographical Information

Executive Officers and Directors

Michael Samuel. Mr. Samuel has been the Chairman and Chief Executive Officer of GEM since March 2010 and became the Chairman and Chief Executive Officer of the Company in August 2010 in connection with the merger. Since 2007, Mr. Samuel has been a principal of SamDevelop, a progressive real estate investment and development firm. SamDevelop has developed and managed over fifty projects in New York, San Francisco, Virginia, Florida and New Orleans. The portfolio of SamDevelop encompasses projects valued in excess of $2.2 billion. From 1997 to 2007, Mr. Samuel founded and operated Samuel & Co, for which he was instrumental in the master planning of ventures, from overseeing day-to-day operations, construction development to financial analysis of the project. In addition to Mr. Samuel’s extensive experience and successful track record in real estate development, Mr. Samuel acquired Citywide Management Inc., a property management and full-service building maintenance firm based in Port Washington, New York, which he sold in September 2001. On December 23, 2009, Market Street Properties, L.L.C., a limited liability company in which a limited liability company partially owned by Mr. Samuel had a membership interest and served on the management committee, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Mr. Samuel received his Bachelor of Science degree in Economics from Queens College.

Key Attributes, Experience and Skills: Mr. Samuel’s background as the Chairman and Chief Executive Officer of GEM and his day-to-day leadership of GEM enables him to bring to our Board valuable insights and perspectives about GEM, the Energy Efficiency and Renewable Energy industry and the global markets and economies, including a thorough understanding of the business, operations and prospects. Also, Mr. Samuel’s extensive real estate development experience allows him to provide insight into many of GEM’s prospective real estate-based clients.

Robert Weinstein. Mr. Weinstein was appointed as the Chief Financial Officer of GEM in April 2010 and became the Chief Financial Officer of the Company in August 2010 in connection with the merger. Prior to joining GEM, from August 2007 to April 2010, Mr. Weinstein served as the Chief Financial Officer for Xcorporeal, Inc., a publicly traded, development-stage medical device company which was sold to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide, in March 2010. Prior to joining Xcorporeal, Mr. Weinstein was Vice President, Director of Quality Control & Compliance of Citi Private Equity Services (formerly BISYS Private Equity Services), New York, a worldwide private equity fund administrator and accounting service provider. In 2005, Mr. Weinstein was the Founder, Finance & Accounting Consultant for EB Associates, LLC, Irvington, NY, an entrepreneurial service organization. From 2003 to 2004, Mr. Weinstein served as the Chief Financial Officer of Able Laboratories, Inc., located in Cranbury, New Jersey, which was a developer and manufacturer of generic pharmaceutical products in tablet, capsule, liquid and suppository dosage forms and which subsequently filed for Chapter 11 bankruptcy protection in July 2005, which bankruptcy was not accounting-related. From 2002 until 2003, Mr. Weinstein served as Acting Chief Financial Officer for Eurotech, Ltd., Fairfax, VA, a distressed, publicly traded early-stage technology transfer and development company. Mr. Weinstein received his M.B.A in Finance & International Business from the University of Chicago, Graduate School of Business and a Bachelor of Science in Accounting from the State University of New York at Albany. Mr. Weinstein is a Certified Public Accountant (inactive) in the State of New York.

William “Chip” D’Angelo. Mr. D’Angelo has been a member of the board of directors of GEM since March 2010 and became a director of the Company in August 2010 in connection with the merger. Since 1992, Mr. D’Angelo has been serving as the President of WCD Group, a multi-faceted enterprise, comprised of several wholly-owned businesses specializing in various aspects of the environmental and construction industry, founded by Mr. D’Angelo. From 2000 to 2002, Mr. D’Angelo served as Vice President of Business Development for McGraw-Hill Construction, a provider of construction market analysis, forecasts and trends for the design and construction industry. Mr. D’Angelo has over 27 years of experience in managing and growing environmental service, industrial hygiene, laboratory, engineering, and contracting businesses, as well as extensive hands on experience in operations, finance, sales & marketing, and environmental program management. His additional experience includes raising capital and mergers & acquisitions in both public and private firms and Mr. D’Angelo has recent experience in Internet applications to the construction and engineering industries, e-commerce, and web-based supply chain management. Mr. D’Angelo has also provided industry information for six publications in the environmental sciences field. Mr. D’Angelo received his B.S. Environmental Sciences at Montclair State University and has numerous professional certificates and achievements in his field.

Key Attributes, Experience and Skills: In addition to the professional background and experience, senior- and executive-level policy-making positions and intangible attributes, Mr. D’Angelo, through his service over the course of eighteen years as President of WCD Consultants, an independent executive management consulting company to the environmental, health and safety industry, as well as executive positions at other companies, possesses 27 years of experience in managing and growing environmental service, industrial hygiene, laboratory, engineering, and contracting businesses, as well as extensive hands on experience in operations, finance, sales & marketing, and environmental program management and raising capital and mergers & acquisitions in both public and private firms, provides our Board with an executive and leadership perspective on the management and operations of a public company.

Michael Rapaport.  Michael Rapaport has been a member of the board of directors of GEM since September 2010. Since 2008, Mr. Rapaport has served as the President and CEO of IDT Spectrum, LLC (“IDT”), the largest holder of commercial high frequency exclusively licensed fixed wireless spectrum in the United States, and a subsidiary of IDT Corporation (NYSE: IDT), an international holding company. From February 2007 to December 2008, Mr. Rapaport held a number of key strategic positions within IDT, including Director of Investor Relations and Senior Business Development Associate. In addition, Mr. Rapaport has served as a member of IDT’s Investment Committee. Between June 2003 and January 2007, Mr. Rapaport served as the Managing Director for Real Estate Operations at Michael Darius and Partners, a division of Elmhurst Dairy, Inc. (“Elmhurst Dairy”), the largest milk producer in the metropolitan New York region. In this capacity, he managed interdisciplinary teams of attorneys, accountants and marketing and advertising personnel to enhance the company’s business development initiatives. Mr. Rapaport has also served as the CIO of Barzap Investment, an investment fund based in Long Island. Mr. Rapaport is an honors graduate of the Masters of Business Administration Degree program at Touro University, where he completed a specialized program of concentration in international business administration.

Key Attributes, Experience and Skills:  Mr. Rapaport’s experience as the CEO and President of IDT, combined with his contributions to a diverse array of IDT’s strategic and business development initiatives, his capital markets experience and his experience in managing and expanding Elmhurst Dairy’s real estate operations provides the Board with significant management insight and valuable experience in business development and capital formation.

Other Key Employees

Oren Moskowitz. Mr. Moskowitz was appointed the Chief Technology Officer of GEM and to its board of directors in March 2010. Mr. Moskowitz’s responsibilities at GEM focus on Energy Efficiency product implementation as well as market strategy. Mr. Moskowitz has extensive knowledge and experience in Energy Efficiency work and sustainable business practices. Prior to joining GEM, Moskowitz founded Jade Revolution in 2008, a Renewable Energy company, specializing in the commercial application of Renewable Energy solutions helping off-takers minimize their carbon footprint while maximizing their Renewable Energy potential. In addition, in 2008, Mr. Moskowitz worked as a consultant in formulating sustainability programs for companies affording them the ability to make their commercial real estate portfolio companies as energy efficient as possible. Mr. Moskowitz received his Juris Doctor from The University of Miami and his Bachelor of Science in Politics and Economics from Brandeis University.

John Morra III. Mr. Morra was appointed the President and Director of Project Development of GEM in May 2010. Mr. Morra’s responsibilities at GEM focus on designing, estimating, purchasing and managing all current and future GEM projects. Mr. Morra has extensive knowledge and experience in Energy Efficiency work relating to project execution. Mr. Morra formed Southside Electric Corp. in 1989 which merged into GEM in May 2010. Mr. Morra attended Bergen Technical School for project management and estimation and is currently a member of International Brotherhood of Electrical Workers Local Union 164.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Independent Directors

Our Board has determined that each of Messrs. D’Angelo and Rapaport is independent within the meaning of applicable listing rules of The New York Stock Exchange, as amended from time to time and the rules promulgated by the SEC. We anticipate that we will add additional independent directors in the future. Our Board has a separately designated Audit Committee, Compensation Committee and Nominating Committee. The two independent directors are on each of the Audit, Compensation and Nominating Committees. Mr. D’Angelo is the Chairman of the Audit Committee while Mr. Rapaport is the Chairman of the Compensation Committee and the Nominating Committee.  We anticipate forming the Corporate Governance Committee in the near future, as required. Mr. D’Angelo qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

Audit Committee

In accordance with the Company’s Audit Committee Charter, the Audit Committee is responsible for (1) appointing and replacing the independent registered public accounting firm; (2) determining the compensation and oversight of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting); (3) pre-approving auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for the Company by its independent registered public accounting firm; (4) establishing procedures for handling complaints regarding accounting, internal accounting controls and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters; and (5) preparing any reports required by law to be prepared by the Audit Committee, including the report of the Audit Committee required to be included in the Company’s annual proxy statement.

The Audit Committee Charter, a copy of which can be found under the “Corporate Governance” portion of the Company’s website, www.gempowered.com, is also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: Jason Edelboim, 381 Teaneck Road, Teaneck, NJ 07666 (Tel: 917-733-1474).

The Audit Committee currently is composed of Mr. William D’Angelo (Chairman) and Mr. Michael Rapaport. Mr. D’Angelo qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K.

Code of Ethics

Our Board has adopted a Code of Ethics to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.

We have posted our Code of Ethics under the “Corporate Governance” portion of our website, www.gempowered.com. Our Code of Ethics is also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: Jason Edelboim, 381 Teaneck Road, Teaneck, NJ 07666 (Tel: 917-733-1474).

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer during the last fiscal year and (ii) our two most highly compensated executive officers, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Michael Samuel,	2010	99,123	(4)	―	―	―		99,123	(4)
Chairman of the Board of Directors, President and Chief Executive Officer (1)	2009	―	(5)	―	―	―		―
Robert Weinstein,	2010	184,167		―	―	―	(7)	184,167
Chief Financial Officer (2)	2009	―	(5)	―	―	―		―
John Morra, III,	2010	192,250	(6)	―	―	18,183	(6)	210,375
President and Director of Project Development of GEM	2009	―		―	―	―		―
Steven B. Solomon,	2010	―		―	―	―		―
Former Chief Executive Officer and Chief Financial Officer (3)	2009	―		―	―	―		―

(1)	Mr. Samuel was appointed Chairman, President and Chief Executive Officer of the Company on August 19, 2010.
(2)	Mr. Weinstein was appointed Chief Financial Officer of GEM on April 15, 2010.
(3)	Mr. Solomon resigned from all of his positions with the Company effective as of August 20, 2010 and received no cash or stock compensation for 2010 and 2009.
(4)
Mr. Samuel has deferred his entire 2010 compensation indefinitely, until the Company becomes cash flow positive. No formal agreement has been entered into between Mr. Samuel and the Company regarding the deferral of his compensation.

(5)	Messrs. Samuel and Weinstein received no compensation from GEM during the year ended December 31, 2009.
(6)	Includes salary of $46,287 paid by Southside prior to its merger with GEM and $145,963 paid by GEM following the merger with Southside.
(7)	The amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits was less than $10,000.
(8)
Includes (i) $13,200 in payments for COBRA Continuation health coverage, (ii) $59 in life insurance premium payments, (iii) $872 in disability insurance payments, and (iv) $4,052 in payments made on behalf of Mr. Morra to the union to which he formerly belonged.

Employment Agreements with the Named Executive Officers

Chief Executive Officer ― On August 20, 2010, Michael Samuel entered into an employment agreement with us (the “Samuel Employment Agreement”) with an initial term of two years, with automatic one year renewals. His annual base salary is $270,000 per annum with annual adjustments pursuant to the applicable regional CPI. Mr. Samuel will be entitled to receive an annual bonus at the discretion of our Board based on performance goals and targeted at 50% of his annual salary, and any perquisites and other fringe benefits provided to other executives. In the event Mr. Samuel is terminated by us without Cause (as defined in the Samuel Employment Agreement) or due to his death or he resigns for Good Reason (as defined in the Samuel Employment Agreement), we will be obligated to pay Mr. Samuel in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”). In addition, if Mr. Samuel elects health care continuation coverage under COBRA, we shall pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”). After the 12-month continuation period concludes, Mr. Samuel will be responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries. If Mr. Samuel’s employment is terminated during his employment term by (x) us for Cause, (y) Mr. Samuel for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he will not be entitled to receive the Termination Benefits or the COBRA Benefits, and shall only be entitled to his Accrued Benefits (as defined in the Samuel Employment Agreement).

Chief Financial Officer ― On April 15, 2010, Robert Weinstein entered into an employment agreement with GEM (the “Weinstein Employment Agreement”) with an initial term of two years, with automatic one year renewals, which the Weinstein Employment Agreement will be assumed by CDSS in connection with the Merger. His base salary is $260,000 per annum with annual adjustments pursuant to the applicable regional CPI. Mr. Weinstein will be entitled to receive an annual bonus at the discretion of the Board based on performance goals and targeted at 50% of his annual salary. In addition to any perquisites and other fringe benefits provided to other executives, Mr. Weinstein received 5,495,184 shares of restricted common stock, with certain anti-dilution provisions, and vesting at a rate of 1/24th per month. In the event Mr. Weinstein is terminated by us without good cause or he resigns for good reason, as such terms are defined in the Weinstein Employment Agreement, we will be obligated to pay Mr. Weinstein in a lump sum an amount equal to 12 months salary and benefits.

Outstanding Equity Awards at End of Fiscal Year 2010

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market value or payout value of unearned shares, units or other rights that have not vested ($)
Michael Samuel, Chairman, President and Chief Executive Officer	―	―	―	―	―	―	―		―	―
Robert Weinstein, Chief Financial Officer	―	―	―	―	―	2,976,558	$744,140	(3)
John Morra, III, President and Director of Project Development of GEM	―	―	―	―	―	―	―		―	―
Steven B. Solomon, Former Chief Executive Officer and Chief Financial Officer	―	―	―	―	―	―	―		―	―

(1)	Mr. Solomon resigned from all of his positions held with the Company effective as of August 20, 2010.
(2)
In connection with the execution of his employment agreement on April 15, 2010, Mr. Weinstein received 5,495,184 restricted shares of our common stock. Such shares vest at a rate of 1/24th per month. These shares were issued by us to Mr. Weinstein as part of the Merger unconsideration of the same amount of shares that Mr. Weinstein was entitled to receive from GEM.

(3)	Market value calculated by multiplying the number of shares by $0.25, the closing price per share of our common stock on the last trading day of our fiscal year 2010.

Potential Payments Upon Termination or Change-in-Control

Mr. Samuels - In the event Mr. Samuel is terminated by us without Cause (as defined in the Samuel Employment Agreement) or due to his death or he resigns for Good Reason (as defined in the Samuel Employment Agreement), we will be obligated to pay Mr. Samuel in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”). In addition, if Mr. Samuel elects health care continuation coverage under COBRA, we shall pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”). After the 12-month continuation period concludes, Mr. Samuel will be responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries. If Mr. Samuel’s employment is terminated during his employment term by (x) us for Cause, (y) Mr. Samuel for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he will not be entitled to receive the Termination Benefits or the COBRA Benefits, and shall only be entitled to his Accrued Benefits (as defined in the Samuel Employment Agreement).

Mr. Weinstein - In the event Mr. Weinstein is terminated by us without good “cause” or he resigns for “good reason”, we will be obligated to pay Mr. Weinstein in a lump sum an amount equal to 12 months salary and benefits.

Each of Messrs. Samuels’ and Weinstein’s employment agreements define “cause” to mean (i) executive’s admission, confession, plea of “guilty” or “no contest” to or conviction in a court of law of any felony involving misuse or misappropriation of money or other property of the Company, (ii) a willful act by the executive, which constitutes gross misconduct or fraud, or (iii) a material and willful breach by the executive of his duties and responsibilities under his employment agreement (other than as a result of incapacity due to physical or mental illness) or any willful breach by the executive of any material term of such executive’s employment agreement, in each case if such breach is not cured within 30 calendar days after written notice thereof to the executive by the Company. A termination of the executive’s employment for “cause” will be effected in accordance with the procedures set forth in such executive’s employment agreement.

Generally, each of Messrs. Samuels’ and Weinstein’s employment agreements define a termination for “good reason” to mean means a termination by the executive during the term of his employment with the Company based upon the occurrence (without the executive’s consent) of any of the following: (i) a material diminution in the executive’s annual base salary, (ii) a material diminution in the executive’s annual bonus opportunity, (iii) a material diminution in the executive’s authority, duties, or responsibilities, (iv) a requirement that the executive have a reporting relationship other than to the Board (or with respect to Mr. Weinstein, the Chief Executive Officer or the Board), (v) a material breach by the Company of any of its obligations under such executive’s employment agreement; or (vi) a direction by the Board that the executive take any action that would constitute a violation of law, including without limitation, federal securities laws. In addition, Mr. Weinstein’s employment agreement also provides that a termination for “good reason” shall also include a termination by Mr. Weinstein during the term of his employment with the Company based upon the occurrence (without the executive’s consent) of any of the following: (x) a change in the geographic location at which Mr. Weinstein must perform his services hereunder by more than 30 miles from Irvington, New York, or (y) if his employment agreement has not been assumed by the Company’s subsidiary surviving the Merger (which is referred to in this Annual Report as GEM”).

Summary Tables

The following tables summarize the amounts potentially payable upon termination of employment for each of Messrs. Samuels and Weinstein assuming termination occurred on December 31, 2010. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (i.e., the single sum does not reflect any discount).

Michael Samuel

	Voluntary		Termination for Cause or by Executive Other Than for Good		Termination Upon Expiration of Employment		Involuntary Termination Without Cause or by Executive for Good		Termination Due to		Termination Due to
	Termination		Reason		Agreement		Reason		Disability		Death

Salary Continuation	―	(1)	―	(1)	135,000	(3)	135,000	(3)	―	(1)	135,000	(3)
Bonus	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)
Medical/Dental Insurance	―		―		(4)		(4)		―		(4)

(1)	Mr. Samuel will be entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.
(2)	Mr. Samuel will be entitled to any unpaid annual bonus for any year prior to the year in which his employment terminates.
(3)	Base salary of $270,000 for 6 months. Mr. Samuel will also be entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.
(4)
If Mr. Samuel elects health care continuation coverage under COBRA, the Company shall pay for such health insurance coverage for a period of 12 months following the termination of Mr. Samuel’s employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage).

Robert Weinstein

	Voluntary Termination		Termination for Cause or by Executive Other Than for Good Reason		Termination Upon Expiration of Employment Agreement		Involuntary Termination Without Cause or by Executive for Good Reason		Termination Due to Disability		Termination Due to Death

Salary Continuation	―	(1)	―	(1)	260,000	(3)	260,000	(3)	―	(1)	260,000	(3)
Bonus	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)
Medical/Dental Insurance	―		―		(4)		(4)		―		(4)

(1)	Mr. Weinstein will be entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.
(2)	Mr. Weinstein will be entitled to any unpaid annual bonus for any year prior to the year in which his employment terminates.
(3)	Base salary of $260,000 for 12 months. Mr. Weinstein will also be entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.
(4)
If Mr. Weinstein elects health care continuation coverage under COBRA, the Company shall pay for such health insurance coverage for a period of 12 months following the termination of Mr. Weinstein’s employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage).

Director Compensation for Fiscal Year 2010

The following table presents information concerning compensation attributable to the Company’s directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(4)	Total ($)

Michael Samuel	― (1)	―	—	—
William “Chip” D’Angelo	―	$70,000(3)	—	$70,000
Michael Rapaport	―	$70,000(3)	—	$70,000

(1)	Mr. Samuel does not receive any separate compensation for his services as a director of the Company.

(2)
Represents the full aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board’s (FASB) authoritative guidance on stock-based compensation accounting, for awards of restricted stock granted in 2010.

(3)	On October 27, 2010, the Board granted to each of Messrs. D’Angelo and Rapaport 200,000 shares of restricted common stock as director compensation.

(4)	The amount of perquisites and other personal benefits has been excluded for all directors as the total value of each director’s perquisites and other personal benefits was less than $10,000.

We will grant 200,000 shares of restricted common stock to newly appointed independent Board members. We may adopt an additional compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 15, 2011 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Named Executive Officers; (iii) each director; and, (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 15, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned (2)
5% Owner
GEM Lighting, LLC (3)	65,623,216	14.8%
Steven B. Solomon (4)	58,381,903	13.2%
Financial Partners Funding, LLC (5)	66,360,545	13.0%
Ocean Drive Investments, L.L.C. (6)	41,575,242	9.4%
Watz Enterprises, L.L.C. (7)	40,437,071	9.1%
Esousa Holdings LLC (8)	27,654,313	6.2%
Tzameret Holdings, L.L.C. (9)	22,259,803	5.0%
Executive Officers and Directors
Michael Samuel (3)	―	―
Robert Weinstein (10)	5,495,184	1.2%
William D’Angelo (11)	200,000	*
Michael Rapaport (11)	200,000	*
All executive officers and directors as a group (four persons)	5,895,184	1.3%
_______________________

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise indicated, the address of all of the above named persons is c/o Green Energy Management Services Holdings, Inc., 381 Teaneck Road, Teaneck, New Jersey 07666.

(2)	Based on 443,777,432 shares of our common stock outstanding on March 28, 2011.

(3)
Although Mr. Samuel does not have a direct beneficial ownership of any of the Company’s shares of common stock, his wife, Ms. Deborah Samuel, and his son, Jonathan Samuel, are the sole two members of GEM Lighting, L.L.C., which beneficially owns 65,623,216 shares of our common stock.  Ms. Samuel and Mr. Jonathan Samuel have the shared voting and investment power over the reported securities. Mr. Samuel disclaims beneficial ownership of the shares held by GEM Lighting, LLC.

(4)
Pursuant to Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2011, Mr. Solomon reported that his beneficial ownership includes (i) 55,547,562 shares of our common stock and (ii) convertible promissory notes issued by the Company on August 20, 2010, which were converted into 3,000,000 shares of our common stock. Mr. Solomon’s address is 2828 N. Harwood, Suite 1700, Dallas, Texas 75201. Mr. Solomon resigned from all of his positions held with the Company effective as of August 20, 2010.

(5)
Represents warrants which are immediately exercisable into 66,360,545 shares of the Company’s common stock, at an exercise price of $0.165 per share. Jay Enis, as principal of Financial Partners Funding, LLC, has voting and dispositive controls over such warrants. Financial Partners Funding, LLC’s address is 4430 Prairie Avenue, Miami Beach, Florida 33140.

(6)
John Morra III, President and Director of Project Development of GEM, has an indirect beneficial ownership interest in common stock as the managing member of Ocean Drive Investments, L.L.C. Mr. Morra has the sole voting and dispositive power over the reported shares.

(7)	Mark Deleonardis, as the managing member of Watz Enterprises, L.L.C., has the sole voting and investment power over the reported shares.

(8)	Rachel Glicksman, as Managing Director of Esousa Holdings LLC, has voting and dispositive controls over such shares.

(9)
Oren Moskowitz, GEM’s Chief Technology Officer, has an indirect beneficial ownership interest in our shares of common stock as the managing member of Tzameret Holdings, L.L.C. Mr. Moskowitz, has the sole voting and dispositive power over the reported shares.

(10)	In connection with the execution of his employment agreement on April 15, 2010, Mr. Weinstein received 5,495,184 restricted shares of our common stock. Such shares vest at a rate of 1/24th per month.

(11)	Amount includes 200,000 shares of restricted common stock which were granted to each of our independent directors in consideration for service to the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since the beginning of the Company’s last fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

On August 27, 2008, the Company and Steven B. Solomon, its former Chief Executive Officer, President and Chairman of the Board, entered into a Convertible Promissory Note (the “Note”). The Note represents advances of approximately $69,451 by Mr. Solomon to the Company through the issue date of the Note. The Note bears interest at eight percent (8%) per year and is payable on August 27, 2010 or upon demand by Mr. Solomon. If the Note had been converted in full at December 31, 2009, Mr. Solomon would have received 228,788,200 shares of the Company's common stock resulting in a beneficial ownership of approximately 90% of the Company's then issued and outstanding common stock. Mr. Solomon historically provided advances to the Company as necessary for working capital and payment of expenses.  Furthermore, the Company’s Board believed that no alternative sources of financing were available to the Company at that time. The funds were advanced on terms and conditions approved by the disinterested directors of the Company.

Prior to the issuance of the Note, Mr. Solomon beneficially owned 2,284,828 shares of the Company's common stock. Therefore, at December 31, 2009, Mr. Solomon beneficially owned a total of 78,547,561 shares of the Company’s common stock (if the Note were converted into shares of the Company’s common stock), or more than 50% of the Company’s common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock. Prior to the merger, on April 30, 2010, Mr. Solomon, our former Chief Executive Officer and director converted $18,821 of the Note into an aggregate of 20,666,667 shares of our common stock.  On August 20, 2010, Mr. Solomon converted an additional $29,684 of the Note into an aggregate of 32,596,067 shares of our common stock.  In connection with the merger, Mr. Solomon also agreed to forgive the remaining principal balance of the Note in the amount of $20,946.

As a condition to the closing of the Merger, the Company was required to have raised at least $1,250,000 prior to the closing of the merger.  On August 20, 2010, in connection with the closing of the merger, we entered into a subscription agreement with Mr. Solomon, pursuant to which Mr. Solomon purchased a convertible promissory note in the principal amount of $150,000.  The note did not bear interest and was due on December 31, 2010.  The note was convertible into shares of our common stock at a conversion price of $0.05 per share.  Subsequent to the Merger, the Company converted the note into an aggregate of 3,000,000 shares of our common stock, which have been issued to Mr. Solomon.

Pursuant to the Stockholders Agreement entered into in connection with the Merger, Ice was obligated to contribute and return to treasury up to 40,000,000 shares of our common stock upon a capital call made by us to Ice. During the fourth quarter of 2010, we made a capital call on Ice to contribute and return to treasury 30,000,000 shares of our common stock owned by Ice sufficient for us to sell 30,000,000 shares of our common stock in a private placement for gross proceeds of approximately $1,500,000, which closed in November 2010.  In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, we stated that Ice contributed such 30,000,000 shares of our common stock to us and that such shares will be canceled by us, however, in lieu of us issuing the shares to the investors and Ice contributing and returning to us such 30,000,000 shares, Ice transferred directly to the investors 30,000,000 shares of our common stock held by Ice, such that the private placement to the investors was consummated without the issuance of additional shares of our capital stock by us to Ice and without dilution to our other stockholders.

Item 14.  Principal Accounting Fees and Services

Hannis T. Bourgeois, LLP served as the independent registered public accounting firm of GEM prior to the Merger, and as of the effective date of the Merger, August 21, 2010, MaloneBailey LLP (“MaloneBailey”), the independent registered public accounting firm of CDSS prior to the Merger, continued to serve as our independent registered public accounting firm.

Audit Fees

Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Form 10-Q and Form 10-K, and services provided in connection with our other SEC filings for the years ended December 31, 2010 and 2009 were $53,720 and $0, respectively. Of the amounts paid for 2010, MaloneBailey received $12,050 and Hannis T. Bourgeois, LLP received $41,670.

Audit-Related Fees

Audit-related fees for accounting technical consultations totaled $4,493 in 2010 and $0 in 2009. For 2008, amount is primarily for assistance with non-recurring technical reviews requested by the Company. For 2010, amount is primarily for assistance with the Company’s audit of Southside Electric Corporation, Inc. and Merger-related work.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our independent registered public accounting firm in 2010 or 2009.

All Other Fees

No fees or expenses were incurred in this category in 2010 and 2009.

Audit committee’s pre-approval policies and procedures

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by MaloneBailey are pre-approved by our Audit Committee before the engagement of the auditors for such services. Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by our Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Financial Statements of Green Energy Management Services Holdings, Inc.:
Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)
Report of Independent Registered Public Accounting Firm (Hannis T. Bourgeois, LLP)
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)  Exhibits.

Exhibit No.	Description of Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1
2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1
2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1
2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1
2.5	Certificate of Merger filed with the Secretary of State of the State of Delaware on August 20, 2010, effecting the merger of CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 2.5
3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1
3.2
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on August 18, 2010, effecting the 1 for 3 reverse stock split of all of CDSS Wind Down, Inc.’s common stock
Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.2
3.3
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on August 18, 2010, increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000 and reducing the par value per share from $0.01 to $0.0001 per share.
Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3

3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2
3.5
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc. filed with the Secretary of State of the State of Delaware on September 20, 2010, changing the name of the Company to Green Energy Management Services Holdings, Inc.
Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
4.1	Form of Warrant issued to Financial Partners Funding, LLC.	To be filed by an amendment to the Current Report on Form 8-K (File No. 000-33491), filed March 9, 2011
10.1	Form of Subscription Agreement for shares of common stock, between CDSS Wind Down, Inc. and a certain investor party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.1
10.2	Form of Subscription Agreement for convertible notes, among CDSS Wind Down, Inc. and certain investors party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.2
10.3	Form of convertible Promissory Note.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.3
10.4†	Employment Agreement, dated as of August 20, 2010, between Michael Samuel and CDSS Wind Down, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.4
10.5†	Employment Agreement, dated as of April 15, 2010, between Robert Weinstein and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.5
10.6	Promissory Note, dated as of July 29, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.6
10.7
Stockholders’ Agreement, dated as of August 20, 2010, by and among by and among CDSS Wind Down, Inc., Green Energy Management Services, Inc., Michael Samuel, Ice Nine, L.L.C. and the persons identified on Exhibit A thereto
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7
10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8
10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra III and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
10.10	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.11	Southside Electric Inc. Promissory Note – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11
10.12	Southside Electric Inc. Security Agreement – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12
10.13	Southside Electric Inc. Guaranty – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13
10.14	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14
10.15	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.16	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16
10.17	Form of Stock Transfer Agreement	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17

10.18	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	*
10.19	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	*
10.20	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	*
10.21	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	*
10.22	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	*
10.23	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	*
16.1	Letter from KBA Group LLP to the Securities and Exchange Commission, dated June 3, 2009	Current Report on Form 8-K (File No. 000-33491), filed June 9, 2009, Exhibit 16.1
16.2	Letter from Hannis T. Bourgeois, LLP to the Securities and Exchange Commission dated September 1, 2010	Current Report on Form 8-K/A (File No. 000-33491), filed September 2, 2010, Exhibit 16.1
21.1	Subsidiaries of the Company	*
23.1	Consent of Hannis T. Bourgeois, LLP	*
23.2	Consent of MaloneBailey, LLP	*
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

March 31, 2011	By:	/s/ Michael Samuel
Name: Michael Samuel
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Samuel	Chairman, President, Chief Executive	March 31, 2011
Michael Samuel	Officer and Director

/s/Robert Weinstein	Chief Financial Officer (Principal	March 31, 2011
Robert Weinstein	Accounting Officer)

/s/ William D’Angelo	Director	March 31, 2011
William D’Angelo

/s/ Michael Rapaport	Director	March 31, 2011
Michael Rapaport