Form 10-Q
period 2011-03-31
Green Energy Management Services Holdings, Inc.
filed 2011-05-17
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

There were 443,777,432 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 13, 2011.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current
Cash	$120,081	$896,057
Contract receivables	18,334	23,638
Prepaid expenses	58,246	58,052
Deferred project costs - Current	73,109	39,114
Other current assets	126,130	111,292

Total Current Assets	395,900	1,128,153

Property and equipment-net	72,762	79,202
Deferred project costs	437,441	243,955
Licensing agreements	652,480	673,600
Other assets	9,612	9,612

Total Assets	$1,568,195	$2,134,522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable - trade	$462,256	$428,155
Line of Credit	100,000	—
Note payable - Current portion	11,985	11,440
Other accrued liabilities	271,881	181,003
Total Current Liabilities	846,122	620,598

Note payable - Long-term portion	37,355	40,855

Total Liabilities	883,477	661,453

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized; 443,777,432 and 442,403,636 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	44,377	44,240
Additional paid-in capital	15,520,170	3,600,362
Subscription receivable	(50,000)	(50,000)
Retained deficit	(14,829,829)	(2,121,533)

Total Stockholders’ Equity (Deficit)	684,718	1,473,069

Total Liabilities & Stockholders’ Equity (Deficit)	$1,568,195	$2,134,522

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Contract revenue earned	$4,307	$201,727
Cost of revenue earned	1,984	168,799

Gross profit	2,323	32,928

Selling, general and administrative expenses	12,677,508	78,381
Depreciation and Amortization expense	25,894	4,568
Loss on sale of assets	5,573	800

Operating loss	(12,706,652)	(50,821)

Interest expense, net	1,644	3,151

Total other expenses	1,644	3,151

Net loss before income taxes	(12,708,296)	(53,972)

Income taxes	—	—

Net loss	$(12,708,296)	$(53,972)

Net loss per common share - basic and diluted	$(0.03)	$0.00

Weighted average number of common shares outstanding	442,846,304	351,691,756

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss for the year	$(12,708,296)	$(53,972)
Adjustments to reconcile net loss to net cash provided for (used in) operating activities:
Depreciation and amortization	25,894	4,568
Stock-based compensation	206,069	—
Warrant-based consulting fees	11,713,876	—
Loss on sale of vehicle	5,573	800
Net change in assets and liabilities:
Decrease in contract receivables	5,304	75,765
(Increase) decrease in prepaid expenses	(194)	3,710
(Increase) in deferred project costs	(227,481)	—
(Increase) in other current assets	(14,838)	—
Increase in accounts payable - trade	34,101	2,711
Increase in accrued liabilities	90,878	164
Net cash (used in) operating activities	(869,114)	33,746

Cash flows from investing activities:
Disposition of property and equipment	(5,573)	—
Purchase of property & equipment	1,666	—
Net cash (used in) investing activites	(3,907)	—

Cash flows from financing activities:
Borrowings under line of credit	100,000	—
Repayment and distributions to shareholders	—	(43,415)
Repayment of debt on installment notes	(2,955)	(2,661)
Net cash provided by (used in) financing activities	97,045	(46,076)

Net decrease in cash	(775,976)	(12,330)
Cash - beginning of period	896,057	18,241

Cash - end of period	$120,081	$5,911

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,972	$3,159

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2011
(Unaudited)

			Additional		Retained
	Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance as of December 31, 2010	442,403,636	$44,240	$3,600,362	$(50,000)	$(2,121,533)	$1,473,069

Common stock issued as compensation for employment at $0.15 per share	1,373,796	137	205,932			206,069
Warrants issuable for lending commitment			11,713,876			11,713,876
Net loss for the Three Months Ended March 31, 2011					(12,708,296)	(12,708,296)

Balance as of March 31, 2011	443,777,432	$44,377	$15,520,170	$(50,000)	$(14,829,829)	$684,718

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, is referred to as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2011.

As a result of the Company and the Company’s wholly-owned subsidiary, Green Energy Management Services, Inc., a Delaware corporation (“GEM”), not entering into any new agreements during the second half of 2010 and the Company completing all prior projects and work in process during the second quarter of 2010, the Company had limited contract revenue during the first quarter of 2011. The Company and Southside are continuing their operations, however, the Company has undergone a significant expansion in business strategy, away from the former Southside contracting business, with the focus on the new strategy of Energy Efficiency and energy management (as more fully discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section). As a result, all Company resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with this new strategy, the Company entered into three agreements in the fourth quarter of 2010 and has recognized contract revenues during the first quarter 2011, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Earnings per share

“Net loss per common share - basic and diluted” is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock.  The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

“Net loss per common share — diluted” for the three months ended March 31, 2011 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.  As of March 31, 2011, there were 78,313,664 potential common shares issuable upon the exercise of the Option (as defined below) excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss. The Option will vest immediately upon issuance and the holder of the Option may exercise it at any time during the term of the Commitment Letter (as defined below), at an exercise price of $0.165 per share. The Option may be exercised on a cashless basis.  For the period ended March 31, 2010, there were no common share equivalents.

Note 2. Organization of the Company and Going Concern

Organization of the Company

Green Energy Management Services, Inc.

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

On August 20, 2010, pursuant to the terms of the merger agreement, dated as of March 29, 2010 (as amended, the “Merger Agreement”), entered into by and among CDSS Wind Down Inc. (“CDSS”), Green Energy Management Services, Inc. (“GEM”) and CDSS’ newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”), Merger Sub merged with and into GEM and GEM, as the surviving corporation, became a wholly-owned subsidiary of ours (the “Merger”). As a result of the Merger, each issued and outstanding share of GEM’s common stock was automatically converted into 0.352 shares of our common stock, resulting in the issuance of an aggregate of 351,691,756 shares of our common stock to the former stockholders of GEM. Following the Merger, we succeeded to the business of GEM as our sole line of business. The Merger was accounted for as a reverse merger, with CDSS being the legal acquirer and GEM being deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in our historical financial statements prior to the Merger are those of GEM and are recorded at the historical cost basis of GEM, and our consolidated financial statements after completion of the Merger include the assets and liabilities of our company and GEM and historical operations of our company and GEM from the closing date of the Merger.

As a result of the Merger and GEM becoming our wholly-owned subsidiary, we are now primarily involved in the distribution of energy efficient lighting units and water saving devices to end users who utilize substantial quantities of electricity and water.  We maintain business operations with several locations in the United States, distributing products and services to municipal and commercial customers.  Industry participants focus on assisting clients effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues, did not generate any revenues in the second half of 2010 and have incurred recurring losses for the first quarter ended March 31, 2011 and fiscal year ended December 31, 2010. Additionally, we have negative cash flows from operations for the first quarter ended March 31, 2011 and fiscal year ended December 31, 2010, and have an accumulated deficit of $14,829,829 at March 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Note 3. Commitments and Contingencies

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

The PMP Agreement

Pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

Long Term Debt

The maturities of the note for the Auto Loan (as defined below) payable and bridge loan payable at March 31, 2011 are as follows:

	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Total

Note Payable	$11,985	$11,615	$12,088	$12,581	$1,071	$49,340
Bridge loan	100,000	0	0	0	0	$100,000

Total	$111,385	$11,615	$12,088	$12,581	$1,071	$149,340

Interest expense	$1,317	$1,297	$825	$335	$0	$3,774

Operating leases

The Company has a leased principal executive office comprised of approximately 1,500 square feet located at 381 Teaneck Road, Teaneck, New Jersey 07666 (the “Teaneck Office”) and a leased sales and distribution office comprised of approximately 1,600 square feet located at 13713 W. Sunrise Blvd., Sunrise, Florida 33323 (the “Sunrise Office”). As of March 31, 2011, lease payments for the Teaneck Office were $4,500 per month and are due on a month-to-month basis. The Sunrise Office is owned by an affiliate of Mr. Samuel, our former Chairman, President and Chief Executive Officer. We lease the Sunrise Office on a month-to-month basis with lease payments of $4,076 per month, which amounts are being accrued.  We have not currently signed a lease for this space. Commencing January 1, 2011, we sublet on a month-to-month basis approximately 500 square feet of the Teaneck Office space to a certain stockholder of ours in consideration of monthly payments of $1,500, which we believe represents market rates. Rental expense for leases was $21,162 and $5,025 for the three months ending March 31, 2011 and 2010, respectively.

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

Issuance of Common Stock to Green RG

Pursuant to the license and marketing agreement that we entered into with Green RG, we may be required to issue to Green RG between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds. We intend to agree with certain of our existing stockholders to issue such shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. We do not expect that we will be issuing any additional shares as a result of this transaction as we intend to agree with an existing stockholder of our Company for such stockholders to transfer the required shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. As of March 31, 2011, no shares have been issued to Green RG.

Issuance of the Option to Financial Partners Funding, LLC

On March 3, 2011, we entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC (“FPF”), pursuant to which FPF agreed to commit up to $200,000,000 in the form of equipment leases to finance third-party purchases of GEM lighting or Airlock products. Such financing will be provided directly to such third parties. Under the terms of the Commitment Letter, FPF has no obligation to fund any particular transaction or proposed lease. The Commitment Letter will remain in effect for 48 months from its execution date, unless earlier terminated pursuant to its terms. Pursuant to the terms of the Commitment Letter, we agreed to grant FPF an option to purchase 78,313,664 shares of our common stock, or 15% of our common stock outstanding on March 2, 2011 (the “Option”). The Option will vest immediately upon issuance and FPF may exercise the Option at any time during the term of the Commitment Letter, at an exercise price of $0.165, or 110% of the closing price of our common stock on the Over-The-Counter Bulletin Board (the “OTCBB”) on March 2, 2011. The Option may be exercised on a cashless basis. We are currently negotiating the final form of the warrants and will file a copy of the form of the warrants by an amendment to our Current Report on Form 8-K filed with the SEC on March 9, 2011.

SEM Consulting Agreement

On March 3, 2011, we entered into a Consulting Services Agreement (the “SEM Consulting Agreement”) with SE Management Consultants, Inc., a Florida corporation (“SEM”).  Pursuant to the SEM Consulting Agreement, SEM will advise us on business development, marketing, investor relations, financial matters and other related business matters in consideration of (i) a monthly management fee of  $15,000 payable from March 1, 2011 to August 31, 2011, (ii) a monthly management fee of  $25,000 payable from September 1, 2011 to February 29, 2012, and (iii) an amount equal to 1/1000 of our gross sales for the previous 12 months from March 1, 2012.  Such management fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the SEM Consulting Agreement.  GEM will also reimburse SEM for all of its reasonable business expenses incurred directly on behalf of GEM.

On April 26, 2011, we entered into a one-year consulting agreement with Watz Enterprises LLC. (“Watz” and  the “Watz Agreement”). Under the Watz Agreement, Watz has agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 from June 16, 2011 to May 15, 2012.  Within 60 days of the expiration of the Watz Agreement, it will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz.  Also see Note 7. Related Party Transactions.

Note 4.  Issuance of the Option and Stock-Based Compensation

Issuance of the Option to Financial Partners Funding, LLC

On March 3, 2011, we entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC (“FPF”), pursuant to which FPF agreed to commit up to $200,000,000 in the form of equipment leases to finance third-party purchases of GEM lighting or Airlock products. Such financing will be provided directly to such third parties. Under the terms of the Commitment Letter, FPF has no obligation to fund any particular transaction or proposed lease. The Commitment Letter will remain in effect for 48 months from its execution date, unless earlier terminated pursuant to its terms. Pursuant to the terms of the Commitment Letter, we agreed to grant FPF an option to purchase 78,313,664 shares of our common stock, or 15% of our common stock outstanding on March 2, 2011 (the “Option”). The Option will vest immediately upon issuance and FPF may exercise the Option at any time during the term of the Commitment Letter, at an exercise price of $0.165, or 110% of the closing price of our common stock on the Over-The-Counter Bulletin Board (the “OTCBB”) on March 2, 2011. The Option may be exercised on a cashless basis. We are currently negotiating the final form of the Option and will file a copy of the form of the Option by an amendment to our Current Report on Form 8-K.

As of March 31, 2011, as a result of the issuance of the Option, there were deemed to be 78,313,664 shares of our common stock outstanding, which were fully vested and exercisable. We reported $11,713,876 and $0 in option-based compensation expenses for consultants for the three months ended March 31, 2011 and 2010, respectively.

Compensation for the Option granted to non-employees has been determined in accordance with ASC Topic 718 Compensation—Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R), Share-Based Payment).  Accordingly, compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

For the Option issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach.

All charges for the Option have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the three months ended
March 31, 2011

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Warrants	Weighted Average Exercise price

Balance at January 1, 2011	0	NA
Deemed Granted	78,313,664	$0.165
Balance at March 31, 2011	78,313,664	$0.165

Other Issuances of Common Stock

On March 2, 2011, we issued 1,373,796 restricted shares of our common stock pursuant to our obligation under an employment agreement with our former Senior Vice President, Strategic and Business Development.  The shares were valued at $206,069 based upon the value per share of our common stock on the date of issuance.

Note 5.  Debt

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes.

Note 6.  Recent Accounting Pronouncements; Critical Accounting Policies and Estimates

For a discussion of the recent accounting pronouncements and our critical accounting policies, estimates and assumptions that affect amounts reported in our financial statements, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates, respectively.

Note 7.  Related Party Transactions

On March 31, 2011, GEM entered into the LoC Agreement with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes. The third party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company. Mr. Ulfers, Jr. was appointed to such positions with the Company and elected as a director of the Company on April 6, 2011. Prior to such appointment and effective as of the same date, Michael Samuel resigned from his positions of Chairman, President and Chief Executive Officer. Mr. Samuel continues to serve on the Board.

On April 26, 2011, we entered into a one-year consulting agreement (the “Watz Agreement”) with Watz Enterprises LLC. (“Watz”), a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Within 60 days of the expiration of the Watz Agreement, the Watz Agreement will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President and CEO and current member of the Board.

Note 8.  Loss of Assets

The Company sold construction service vehicles for losses $5,573 and $800 during the three months ending March 31, 2011 and 2010, respectively.

Note 9.  Subsequent Events

In April 2011 we borrowed an additional $50,000 under the LoC Agreement and an additional $50,000 in May 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Green Energy Management Services Holdings, Inc. (the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and our other filings with the Securities and Exchange Commission (the “SEC”). Certain statements we make in this Report constitute “forward-looking statements” that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “Annual Report”). See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information,” of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

We are a full service energy management company based in the Eastern United States. We also provide residential and commercial electrical contractor services. During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside Electric Corporation, Inc., a New Jersey corporation (“Southside”), contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010 and the first quarter of 2011, including as discussed below under “Recent Developments” and in “Note 2. Recent Merger Transaction; Pre-Merger and Post-Merger Transactions” to our condensed consolidated financial statements.

We provide our clients all forms of solutions to maximize the level of efficiency (“Energy Efficiency”) which can be achieved given the current technologies available to Green Energy Management Services, Inc. (“GEM”), our wholly-owned subsidiary, mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) energy generation from natural resources which are naturally replenished (“Renewable Energy”). We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity. We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers. We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency and couple that with maximizing their utilization of Renewable Energy. We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, using our Turnkey Solution. We offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

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

Recent Developments

On March 3, 2011, we entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC (“FPF”), pursuant to which FPF agreed to commit up to $200,000,000 in the form of equipment leases to finance third-party purchases of GEM lighting or Airlock products. Such financing will be provided directly to such third parties. Under the terms of the Commitment Letter, FPF has no obligation to fund any particular transaction or proposed lease. Pursuant to the terms of the Commitment Letter, we agreed to grant FPF an option to purchase 78,313,664 shares of our common stock. The Option will vest immediately upon issuance and FPF may exercise the Option at any time during the term of the Commitment Letter, at an exercise price of $0.165. The Option may be exercised on a cashless basis. We are currently negotiating the final form of the Option and will file a copy of the form of the Option by an amendment to our Current Report on Form 8-K.

In addition, on March 3, 2011, we entered into a Consulting Services Agreement (the “SEM Consulting Agreement”) with SE Management Consultants, Inc., a Florida corporation (“SEM”).  Pursuant to the SEM Consulting Agreement, SEM will advise us on business development, marketing, investor relations, financial matters and other related business matters in consideration of (i) a monthly management fee of $15,000 payable from March 1, 2011 to August 31, 2011, (ii) a monthly management fee of  $25,000 payable from September 1, 2011 to February 29, 2012, and (iii) an amount equal to 1/1000 of our gross sales for the previous 12 months from March 1, 2012.  Such management fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the SEM Consulting Agreement.

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes. We borrowed an additional $50,000 under the LoC Agreement in April 2011 and an additional $50,000 in May 2011.

On April 6, 2011, we implemented certain changes to our management team and elected two new directors to the Board. Effective as of the same date, Michael Samuel, our Chairman, President and Chief Executive Officer and a director, resigned from his positions of Chairman, President and Chief Executive Officer, but continues to serve on the Board. Effective as of the same date, Ronald P. Ulfers, Jr., was appointed as our Chairman, President and Chief Executive Officer replacing Mr. Samuel, and elected as a director of our Company, and Robert W. Sawyer, Jr., was elected as a director of our Company. Prior to the election of the new directors, the Board increased its size from three directors to five directors and subsequently appointed Messrs. Sawyer and Ulfers to the Board to fill the newly created vacancies on the Board. In connection with his appointment, we and Mr. Ulfers, Jr. agreed that his employment arrangement will be substantially similar to the terms and provisions contained in Mr. Samuel’s employment agreement, with the exception of the term of his appointment, which shall be for two years from April 5, 2011. Mr. Ulfers, Jr. has not yet entered into a written employment agreement with us, but we expect to do so in the immediate future.

On April 26, 2011, we entered into a one-year consulting agreement with Watz Enterprises LLC. (“Watz” and  “Watz Agreement”). Under the Watz Agreement, Watz has agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 from June 16, 2011 to May 15, 2012.

During April 2011, we received $240,000 from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act as a progress payment under the lighting retrofit and maintenance agreement (the “Riverbay Agreement”), dated November 2, 2010, pursuant to which we agreed to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. We will receive a total of $800,000, based upon meeting certain installation milestones, plus approximately an additional $15,000 per month over the term of the Riverbay Agreement.

On May 3, 2011, we entered into a five-year water efficiency contract (the “Riverbay Water Agreement”) to also provide energy management water valve installation services to Riverbay. The Riverbay Water Agreement entails installing 26 proprietary water valves in 13 residential structures within Co-op City. During the term of the Riverbay Water Agreement we will receive 50% of the cost savings achieved within the 13 residential structures which is estimated to be $150,000 per month over the term of the Riverbay Water Agreement.

On May 12, 2011, Michael Rapaport, a member of the Board, informed us of his intention to resign from the Board for personal reasons effective immediately.

Results of Operations

Results of Operations for the three months ended March 31, 2011 and 2010

During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to our new strategy of Energy Efficiency and energy management products. As a result, all of our resources have been since devoted to procuring new contracts pursuant to this new focus. Consistent with this new strategy, we entered into a number of agreements during the fourth quarter of 2010 and the first quarter of 2011, including as discussed above under “Recent Developments”, and began recognizing revenues from our first new contract during the first quarter of 2011. We continue to provide residential and commercial electrical contractor services and intend to do so in the future.

Contract revenue earned for the three months ended March 31, 2011 was $4,307 as compared to contract revenue earned of $201,727 for the three months ended March 31, 2010. All of the contract revenue earned during 2010 was derived from our residential and commercial electrical contractor business and we had no contract revenue earned from our new Energy Efficiency and energy management business during 2010. Contract revenue earned decreased $197,420, or 97.9%, for the three months ended March 31, 2011 as compared to same period in 2010. The revenue decrease for the three months ended March 31, 2011 was primarily due to a larger number of projects in process and completed in 2010 versus no residential and commercial electrical contracts pending or completed during the first quarter of 2011 as we continued to transition from our contracting business to our Energy Efficiency and energy management business.  During the three months ended March 31, 2011, we completed no contracts as compared to 42 during the three months ended March 31, 2010. Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, GEM encountered significant difficulties securing new business and adopting to its new Energy Efficiency solutions market.

Cost of revenue earned was $1,984, or 46.1% of contract revenue earned for the three months ended March 31, 2011, as compared to $168,799, or 83.7% of contract revenue for the three months ended March 31, 2010. Cost of revenues earned related entirely to our Energy Efficiency and energy management businesses versus $168,799 related entirely to our residential and commercial electrical contractor business for the three months ended March 31, 2011 and 2010, respectively. Cost of revenue earned decreased substantially in 2011 due to our change of business strategy. Cost of revenue earned includes materials purchases, subcontractor expenses for installation and our employee compensation and benefits.

Gross profit for the three months ended March 31, 2011 was $2,323, as compared to $32,928 for the three months ended March 31, 2010. The decrease in gross profit in 2011 is directly attributable to the change of the nature of our business away from us being a commercial and residential electrical contractor to establishing the new business focus of providing our customers with Energy Efficiency and energy management solutions.

Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were $12,677,508 and $78,381, respectively. The increase of $12,599,127 for the three months ended March 31, 2011, as compared to the same period in 2010 is primarily attributable to the value of $11,713,876 for the Option issued to FPF, in conjunction with a FPF’s lending commitment agreement entered into with us, deemed as non-cash consulting fees, increase in consulting fees of approximately $420,000, increase in salaries and benefits of approximately $200,000, increase of professional fees of approximately $120,000, increase in insurance expenses of approximately $20,000, increase in research and development expenses incurred for our licensed water technology of approximately $50,000, increase in amortization of licensing fees of approximately $20,000 and increase in office, advertising and other operating expenses of approximately $60,000. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees in the three months ended March 31, 2011.

Our operating loss for the three months ended March 31, 2011 was $12,706,652, as compared to an operating loss of $50,821 for the three months ended March 31, 2010. The substantially larger operating loss is primarily attributable to us incurring increased selling, general and administrative expenses of $12,599,127 for the reasons discussed above and our gross profit decreasing by $30,605 for the three months ended March 31, 2011.

Interest expense, net, for the three months ended March 31, 2011 and 2010 was $1,644 and $3,151, respectively. Interest expense, net, decreased as a result of a decrease in the principal amount borrowed under the line of credit and credit card liabilities used to fund materials purchases and overhead expenses and the decrease in principal balance on Auto Loan (as defined below).  The decrease in interest expense, net, for the three months ended March 31, 2011 was partially offset by interest income earned with excess cash invested in money market funds.

Total other expenses for the three months ended March 31, 2011 were $1,644 as compared to total other expenses of $3,151 for the three months ended March 31, 2010. The increase in total other expenses for the three months ended March 31, 2011 is attributable to the increase in interest expense, net.

We incurred a net loss of $12,708,296 for the three months ended March 31, 2011, as compared to a net loss of $53,972 for the three months ended March 31, 2010. The substantial increase in our net loss in the first quarter of 2011 was primarily attributable to non-cash consulting expenses associated with the issuance of the Option to FPF, expenses associated with becoming a publicly-traded company and salaries and related expenses associated with expanding our management and operating teams. The net loss per share, basic and diluted, for the three months ended March 31, 2011 and March 31, 2010, was $0.03 and $0.00, respectively, based upon the net loss being offset by a very large number of weighted average shares of common stock outstanding.

Liquidity and Capital Resources

As of March 31, 2011, we had negative working capital of $450,222, as compared to working capital of $507,555 at December 31, 2010. Cash was $120,081 as of March 31, 2011, as compared to $896,057 at December 31, 2010. The decrease in cash is attributable to the increased expenses resulting from additional substantial expenses associated with being a publicly traded company, offset by the net proceeds of $100,000 borrowed under the LoC Agreement in March 2011. The $957,777 decrease in working capital is primarily due to quarterly cash expenses of approximately $950,000, an increase in deferred project costs of approximately $230,000 associated with the purchase of lighting and water savings equipment and payments for labor for pending Energy Efficiency contract.  The working capital decrease was partially offset by $100,000 borrowed under the LoC Agreement, an increase in accrued liabilities of approximately $90,000 and an increase in trade payables of approximately $30,000.

We also financed the purchase of a vehicle through Mercedes-Benz Financial (the “Auto Loan”). The Auto Loan bears interest at 3.9% per annum and is due on April 28, 2015. The balance of the Auto Loan as of May 12, 2011 is $48,701. This liability was incurred prior to the share exchange between Southside and GEM.

We received $1,100,000 in net proceeds from sale of our common stock and convertible notes in our July 2010 and August 2010 private placements. In addition, we also received net proceeds of $1,440,000 from the sale of our common stock in a private placement transaction that closed in November 2010, and borrowed $200,000 under our LoC Agreement through May 2011. We expect to make additional investments for equipment and inventory of approximately $50,000 during the next twelve months to service our potential new contract customers. We anticipate that our existing resources and net proceeds from these private placements and remaining $300,000 available under the LoC Agreement to assist us with making these additional investments and to satisfy our working capital requirements for at least the next twelve months. In addition, despite having minimal contract revenues for the three month period ended March 31, 2011, we expect that as we progress with the shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management, and receive payments from Riverbay pursuant to the Riverbay Agreement (as defined in Note 2. Recent Merger Transaction; Pre-Merger and Post-Merger Transactions) (received $240,000 in April 2011) and the Riverbay Water Agreement (as defined in Note 8. Subsequent Events), and generate contract revenues from operations in the second quarter of 2011, if any, such efforts and revenues will also contribute to satisfy our working capital requirements during the next twelve months. Our ultimate success, however, will likely depend on our ability to raise additional capital. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt and/or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity relating to a potential increase in contract revenue earned resulting from our products sold to customers through third-party leases financed by FPF.

As of May 13, 2011, we have cash of approximately $30,000, trade receivables of approximately $18,000, a receivable of $50,000 due from a former affiliate and we have entered into two lighting contracts and one water efficiency project to sell our Energy Efficiency products which are estimated to generate monthly revenues of approximately $170,000. We believe that we will be able to sustain our current level of operations for approximately the next twelve months with the funds that we currently have on hand, the anticipated third party financing to monetize the revenues we expect to receive under the Riverbay Agreement and the remaining future payments due from New York State Energy Research and Development Authority.

Recent Accounting Pronouncements

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

In February 2010, the FASB issued ASC Subtopic 855 “Subsequent Events”, which stated, among other things, that filers with the SEC are not required to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

ASC Subtopic 815-15 “Embedded Derivatives” was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. ASC 815-15 will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASC 815-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASC Subtopic 740-10, “Income Taxes”. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASC 740-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASC Subtopic 718 “Stock Compensation” was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. ASC 718 will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASC 718 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASC Subtopic 605-28, “Revenue Recognition-Milestone Method”. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASC 605-28 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, FASB issued ASC Subtopic 310-30 ”Receivables, loans and Debt Securities Acquired with Deteriorated Qualities.” ASC 310-30 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASC 310-30 is effective for modifications of loans accounted for within pools under ASC 310-30 in the first interim or annual reporting period ending on or after July 15, 2010. The Company does not expect ASC 310-30 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB issued ASC Subtopic 830 “Foreign Currency Matters”. The amendments in this ASC 830 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASC 830 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued Statement of Financial Accounting Standards ASC Subtopic 825-10 (“ASC 825-10”), Interim Disclosure about Fair Value of Financial Instruments. ASC 825-10 requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10, Disclosures about the Fair Value of Financial Instruments.  Additionally, ASC 825-10 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825-10 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825-10 as of June 30, 2009.

In June 2009, the FASB issued FASB ASC 105-10 Prior Authoritative Literature, FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168) which replaced FAS No. 162, “The Hierarchy of GAAP” and established the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105-10 modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105-10 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued ASC Subtopic 605-25 ”Multiple Element Arrangements.”  The amendments allow vendors to account for products and services separately rather than as a combined unit.  A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method.  The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later.  The Company is in the process of assessing the provisions of this new guidance and currently does not expect that the adoption will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

Summary of Significant Accounting Policies and Estimates

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

Receivables

We currently provide Energy Efficiency services to a diversified group of customers and provide construction and contracting services. Unsecured credit is extended based on an evaluation of each customer’s financial condition. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

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

Concentration of Customers

For the three months ended March 31, 2011, we earned 100% of our contract revenue from one customer. For the three months ended March 31, 2010, we had four customers that, in total, represented 56% of contract revenue. Based upon our change of business strategy, we will seek to conduct business with customers serviced by Southside but there is no guarantee that these customers will require our Energy Efficiency services and/or products.

Share-Based Compensation

We account for share-based compensation by using the number of shares issued times the price of our common stock on either the date of issuance or date of approval by our board of directors (the “Board”). Share-based compensation is recognized upon vesting.

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

Earnings Per Share

“Net loss per common share - basic and diluted” is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock.  The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

“Net loss per common share — diluted” for the three months ended March 31, 2011 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive. As of March 31, 2011, there were 78,313,664 potential common shares issuable upon the exercise of the Option (as defined below) excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss. The Option will vest immediately upon issuance and the holder of the Option may exercise it at any time during the term of the Commitment Letter (as defined below), at an exercise price of $0.165 per share. The Option may be exercised on a cashless basis.  For the period ended March 31, 2010, there were no common share equivalents.

Cash Equivalents and Marketable Securities

We invest available cash in money market funds. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Historically, we have complied with our investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. However, recently, our ability to continue to follow this policy has not been practicable due to the small aggregate amount of investment funds that has been remaining for investment. As a result, as of March 31, 2011, all of our cash was held in high grade money market funds.

Contract receivables

At March 31, 2011 and December 31, 2010, the following is a list of our receivables outstanding:

	March 31, 2011	December 31, 2010
Billed:
Completed contracts	$18,334	$23,638

Balances outstanding more than 90 days in billed receivables were $18,334 for March 31, 2011 and $23,638 at December 31, 2010.  Of the amounts due at March 31, 2011, $6,440 was collected in April 2011.

Property and equipment

We record our property and equipment at cost and provide for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.  Vehicles and office equipment are depreciated over a five year period and leasehold improvements over a 15-year period.

The detail of property and equipment at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Vehicles	$73,991	$87,366
Computer & Other Equipment	19,246	17,083
Leasehold Improvements	3,800	2,317
Total Property & Equipment	97,037	106,766
Less: accumulated depreciation	(24,275)	(27,564)
Total	$72,762	$79,202

Deferred Project Costs

We have incurred costs associated with three in-process efficiency lighting and water conservation projects. Cost items consist of materials and labor costs to purchase and install products purchased from outside vendors and either are installed or pending installation. As of March 31, 2011, the total costs incurred total approximately $510,550, of which approximately $73,000 and approximately $437,000 are classified as current and long-term, respectively, on our consolidated balance sheets.

Debt

In 2009, we purchased a vehicle which is financed by Mercedes Benz Financial Services. The terms of the note are 66 payments of $1,098 with an interest rate of 3.90%. The total financed was $65,000 and the outstanding principal balance at March 31, 2011 was $49,687 and December 31, 2010 was $52,295.

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a third party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. The note bears interest at a rate of 12% per year, with interest on the note paid monthly. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. GEM may borrow up to an additional $400,000 under the LoC Agreement, which advances will be made on the same terms and evidenced by similar promissory notes. We intend to use the proceeds from the loan for general corporate purposes.  As of March 31, 2011, the outstanding principal balance on the LoC Agreement is $100,000.

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

Accrued Liabilities

The details of accrued liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Accrued expenses	$135,534	$48,070
Accrued salaries and benefits	136,347	132,933
Total	$271,881	$181,003

Operating leases

The Company leases its Teaneck office and warehouse space for $1,675 under an operating lease agreement which expired March 31, 2010 and which was renegotiated and renewed for $1,875 per month through March 31, 2013. The Company paid total rents of $21,162 and $5,025 for March 31, 2011 and 2010, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2011. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the following are significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

●	election of Robert Sawyer as an independent director on April 6, 2011;

●
we are continuing the process of setting up our standard chart of accounts and drafting an accounting manual and our Board continues set up the Audit Committee, the Compensation Committee and Nominating Committee of the Board;

●	we are continuing the implementation of procedures in accordance with U.S. GAAP and SEC reporting standards; and
●
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

We implemented these measures, as well as certain others as reported in our Annual Report, following the merger of CDSS Wind Down, Inc. and GEM to address the material weaknesses in our internal control over financial reporting that we identified by our former management as part of its evaluation of our disclosure controls and procedures as of the end of certain of our reporting periods prior to the merger, which weaknesses related to our documentation and a lack of segregation of duties due to our limited size. If and when our financial position improves, we intend to hire additional personnel to further remedy former deficiencies.

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Report may contain certain “forward-looking statements” as such term is defined by the SEC in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of our Annual Report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

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

Item 1A.   Risk Factors

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report, which could materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes to our risk factors from those described in our Annual Report.

Risks Relating to Our Business

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is substantial doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital.

The condensed consolidated financial statements for the three months ended March 31, 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2011, we had a negative working capital of $450,222, as compared to a working capital deficit of $507,555 as of December 31, 2010. For the three months ended March 31, 2011, we incurred a net loss of $12,708,296, as compared to a net loss of $53,972 for the three months ended March 31, 2010. As of March 31, 2011, we had cash of approximately $120,000. Despite raising the net proceeds from our July 2010, August 2010 and November 2010 private placements in the aggregate amount of $2,500,000 and borrowing $150,000 under the LoC Agreement through April 2011, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our future is dependent upon our ability to obtain additional financing and upon the future success of our business. The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. In addition, the report of our independent registered public accounting firm on our December 31, 2010 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued throughout 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The ongoing worldwide financial and credit crisis may continue indefinitely.  Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  In addition, many of our customers rely on external funding to complete their construction and renovation projects.  During the three months ended March 31, 2011, our revenues decreased by $197,420, or 97.9%, as compared to the same period in 2010, primarily due to a larger number of projects in process and completed in 2010 versus no residential and commercial electrical contracts pending or completed during the first quarter of 2011, as we continued to transition from our contracting business to our Energy Efficiency and energy management business. As a result, because we may not be able to generate sufficient revenues and income, we will need to obtain additional funding to cover our operating expenses and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Risks Relating to our Organization and our Common Stock

Over 37.5% of our shares of our common stock are controlled by affiliates of Ronald P. Ulfers, Jr., our Chairman, President and Chief Executive Officer and a member of our Board, certain members of our Board and certain employees of GEM, which may influence the election of directors and the outcome of matters submitted to our stockholders.

Affiliates of Ronald P. Ulfers, Jr., our Chairman, President and Chief Executive Officer, directly own approximately 63.9 million shares, which represent approximately 14.4% of our common stock outstanding as of May 13, 2011. In addition, (i) an affiliate of Michael Samuel, a member of our Board, directly owns approximately 45.6 million shares, (ii) an affiliate of John Morra III, the President and Director of Project Development of GEM, owns approximately 38.2 million shares, and (iii) an affiliate of Oren Moskowitz, the Chief Technology Officer of GEM, owns approximately 18.9 million shares, respectively, which represent approximately 10.3%, 8.6% and 4.3%, respectively, of our common stock outstanding as of such date.  Therefore, collectively, these officers, directors and employees of GEM and/or their affiliates, beneficially own collectively approximately 166.7 million shares, which represent approximately 37.6% of our common stock outstanding as of May 13, 2011.  As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders.  The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and these stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders.  As a consequence, it may be difficult for investors to remove our management. The ownership of these stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Other than as disclosed in our Current Reports on Form 8-K filed since January 1, 2011 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On March 2, 2011, we issued 1,373,796 restricted shares of our common stock pursuant to our obligation under an employment agreement with our former Senior Vice President, Strategic and Business Development.  The shares were valued at $206,069 based upon the value per share of our common stock on the date of issuance.  These shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and/or Regulation D thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

On May 12, 2011, Michael Rapaport, a member of the Board, informed us of his intention to resign from the Board for personal reasons effective immediately. Mr. Rapaport did not make this decision as the result of any disagreement with us on any matter relating to our operations, policies or practices.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1
2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1
2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1
2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1
2.5	Certificate of Merger filed with the Secretary of State of the State of Delaware on August 20, 2010, effecting the merger of CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 2.5
3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1
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
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7
10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8
10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra III and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
10.10	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.11	Southside Electric Inc. Promissory Note – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11
10.12	Southside Electric Inc. Security Agreement – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12
10.13	Southside Electric Inc. Guaranty – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13
10.14	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14
10.15	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.16	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16
10.17	Form of Stock Transfer Agreement	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17
10.18	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.18
10.19	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.19
10.20	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.20
10.21	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.21

10.22	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.22
10.23	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.23
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: May 16, 2011	By:	/s/ Robert Weinstein
		Name:	Robert Weinstein
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)