Form 10-Q
period 2011-06-30
Green Energy Management Services Holdings, Inc.
filed 2011-08-15
CIK 1164552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   or   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑ or   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No  ☑

There were 443,977,432 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 12, 2011.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current
Cash	$28,476	$896,057
Contract receivables	10,491	23,638
Prepaid expenses	52,033	58,052
Deferred project costs - Current	138,686	39,114
Other current assets	132,430	111,292

Total Current Assets	362,116	1,128,153

Property and equipment-net	69,021	79,202
Deferred project costs	837,477	243,955
Licensing agreements	641,920	673,600
Other assets	9,612	9,612

Total Assets	$1,920,146	$2,134,522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable - trade	$772,405	$428,155
Line of Credit - Related Party	500,000	-
Bridge loan payable - Related Party	108,000	-
Note payable - Current portion	11,531	11,440
Other accrued liabilities	571,911	181,003

Total Current Liabilities	1,963,847	620,598

Note payable - Long-term portion	36,344	40,855

Total Liabilities	2,000,191	661,453

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized;443,977,432 and 442,403,636 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	44,397	44,240
Additional paid-in capital	15,543,444	3,600,362
Subscription receivable	(50,000)	(50,000)
Retained deficit	(15,617,886)	(2,121,533)

Total Stockholders' Equity (Deficit)	(80,045)	1,473,069

Total Liabilities & Stockholders' Equity (Deficit)	$1,920,146	$2,134,522

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenue earned	$4,308	$89,584	$8,615	$291,311
Cost of revenue earned	1,985	101,364	3,969	270,163

Gross profit	2,323	(11,780)	4,646	21,148

Selling, general and administrative expenses	764,932	323,682	13,442,440	402,063
Depreciation and Amortization expense	15,446	3,279	41,340	7,847
Loss on sale of assets	-	-	5,573	800

Operating loss	(778,055)	(338,741)	(13,484,707)	(389,562)

Interest expense, net	10,002	5,123	11,646	8,274

Total other expenses	10,002	5,123	11,646	8,274

Net loss before income taxes	(788,057)	(343,864)	(13,496,353)	(397,836)

Income taxes	-	-	-	-

Net loss	$(788,057)	$(343,864)	$(13,496,353)	$(397,836)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	443,964,245	351,691,756	443,408,363	351,691,756

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(13,496,353)	$(397,836)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,340	7,847
Stock-based compensation	224,069	-
Warrant-based consulting fees	11,719,170	-
Loss on disposition of asset	5,573	800
Net change in assets and liabilities:
Contract receivables	13,147	144,689
Prepaid expenses	6,019	3,710
Deferred project costs	(452,715)	-
Other current assets	(21,138)	-
Other assets	-	(6,878)
Accounts payable - trade	(136,129)	72,068
Accrued liabilities	390,908	220,084
Net cash provided by (used in) operating activities	(1,706,109)	44,484

Cash flows from investing activities:
Purchase of property & equipment, net of dispositions	(5,052)	(800)
Net cash provided by investing activites	(5,052)	(800)

Cash flows from financing activities:
Borrowings under line of credit	500,000	5,614
Borrowings under loan from affiliates	108,000	-
Cash received from Nyserda funding	240,000	-
Repayments and distributions to shareholders	-	(56,296)
Repayments of debt on installment notes	(4,420)	(5,237)

Net cash provided by (used in) financing activities	843,580	(55,919)

Net decrease in cash	(867,581)	(12,235)
Cash - beginning of period	896,057	18,241

Cash - end of period	$28,476	$6,006

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,705	$8,602
Deferred project costs included in accounts payable	$480,379	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(Unaudited)

			Additional		Retained
	Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance as of December 31, 2010	442,403,636	44,240	$3,600,362	$(50,000)	$(2,121,533)	$1,473,069

Common stock issued as compensation for employment at $0.15 per share	1,373,796	137	205,932			206,069

Option issued for lending commitment			11,719,170			11,719,170

Common stock issued as compensation for Directors serving on the Board of Directors at $0.09 per share	200,000	20	17,980			18,000

Net loss for the Six Months Ended June 30, 2011					(13,496,353)	(13,496,353)

Balance as of June 30, 2011	443,977,432	$44,397	$15,543,444	$(50,000)	$(15,617,886)	$(80,045)

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, is referred to as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2011.

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

“Net loss per common share — diluted” for each of the three and six months ended June 30, 2011 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.  As of June 30, 2011, there were 78,348,959 potential common shares issuable upon the exercise of the Option (as defined below) excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss. The Option vested immediately upon issuance on June 27, 2011, and effective as of March 3, 2011, and the holder of the Option may exercise it at any time during the term of the Commitment Letter (as defined below), at an exercise price of $10,949,490. The Option may be exercised in part or in full and the aggregate option exercise price will be adjusted proportionately for any partial exercise of the Option. The Option may also be exercised on a cashless basis.  For the periods ended June 30, 2010, there were no common share equivalents.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Organization of the Company and Going Concern

Organization of the Company

Green Energy Management Services, Inc.

Green Energy Management Services, Inc. (“GEM”) was incorporated pursuant to the laws of the State of Delaware in March 2010.  GEM is primarily involved in the distribution of energy efficient lighting units and water saving devices to end users who utilize substantial quantities of electricity and water.  GEM maintains business operations with several locations in the United States, distributing products and services to municipal and commercial customers.  Industry participants focus on assisting clients effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

Green Energy Management Services Holdings, Inc.

The Company was incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  The Company was formally principally engaged in the marketing and licensing of security software products to large enterprises and government agencies.  On October 2, 2006, the Company entered into an asset purchase agreement with McAfee, Inc. (“McAfee”).  On December 1, 2006, the Company’s stockholders approved a plan of liquidation and dissolution and on December 2, 2006 and on December 4, 2006, the Company completed the sale of substantially all of its assets to McAfee.  On December 12, 2006, the Company changed its name to “CDSS Wind Down Inc.” Following the sale of substantially all of its assets, the Company had no active business operations.  During 2009, the Company’s board of directors considered alternatives to liquidating, including the possibility of seeking potential merger or acquisition targets.  On November 16, 2009, the Company’s board of directors elected to terminate the plan of liquidation and dissolution.  On August 20, 2010, GEM and the Company’s then newly-created wholly-owned subsidiary, CDSS Merger Corporation, merged with and into GEM and GEM, as the surviving corporation, became a wholly-owned subsidiary of the Company (the “Merger”).

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first half of 2011 and we have a working capital deficit as of June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

Since June 2011 to the date of this report, all of the Company’s officers, directors and employees have agreed to defer a substantial portion of their compensation due from the Company. In addition, our Chairman, President and CEO has deferred his entire salary due from April 7, 2011 to the date of this report. In addition, certain consulting expenses due from the Company are being paid by a member of the Company’s Board of Directors. As of July 31, 2011, total deferred salaries and estimated payroll taxes were approximately $113,000. Total consulting expenses advanced by the member of the Company’s Board of Directors is approximately $20,000. The Company plans to pay the deferred salaries and advanced expenses with proceeds from borrowings or the possible sale of energy efficiency contracts owned by the Company.

Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and/or upon our ability to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Long Term Debt

The maturities of the note for the Auto Loan (as defined below) payable, affiliate bridge loan payable and bridge loan payable at June 30, 2011 are as follows:

	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016	Total

Note payable	$11,531	$11,989	$12,465	$11,890	$-	$47,875
Credit line	500,000	-	-	-	-	500,000
Due to affiliates	108,000	-	-	-	-	108,000

Total	$619,531	$11,989	$12,465	$11,890	$-	$655,875

Interest expense	$65,046	$1,181	$705	$183	$-	$67,114

Operating leases

Rental expense for leases was $43,812 and $10,050 for the six months ended June 30, 2011 and 2010, respectively, and $22,650 and $5,025 for the three months ended June 30, 2011, respectively. Commencing August 1, 2011, the Company has terminated its month-to-month lease for the Sunrise Office and is leasing approximately 1,500 square feet of office space in Miami, Florida (“Miami”) at lease payments of $2,150 per month.  The Miami lease expires on July 31, 2012 and may be terminated with 60 days notice at the option of the landlord.

Issuance of Common Stock to Green RG

Pursuant to the license and marketing agreement that we entered into with Green RG, we may be required to issue to Green RG between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds. We intend to agree with certain of our existing stockholders to issue such shares to Green RG. However, there are no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. We do not expect that we will be issuing any additional shares as a result of this transaction as we intend to agree with an existing stockholder of our Company for such stockholders to transfer the required shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. As of June 30, 2011, no shares have been issued to Green RG.

Issuance of the Option to Financial Partners Funding, LLC

See Note 4. Issuance of the Option and Stock-Based Compensation.

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

On April 26, 2011, we entered into a one-year consulting agreement with Watz Enterprises LLC, a related party. See Note 5. Related Party Transactions.

Note 4.  Issuance of the Option and Stock-Based Compensation

Issuance of the Option to Financial Partners Funding, LLC

On March 3, 2011 (the “Effective Date”), GEM entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC, a Florida limited liability company (“FPF”). Pursuant to the Commitment Letter, FPF agreed to commit up to $200,000,000 in equipment leases to finance third-party purchases of GEM’s lighting and Airlock products, subject to certain funding conditions, including FPF’s due diligence and approval of the third party lessees. FPF has an exclusive right to finance such third-party purchases of GEM’s products, however, GEM has the right to hold discussions with third-party financing entities. In the event that GEM is offered financing on terms more beneficial than those offered by FPF, FPF has the right of first refusal to offer financing on similar terms. FPF has no obligation to finance any particular transaction or proposed lease. GEM also agreed to reimburse FPF $50,000 in costs and expenses incurred by FPF in connection with its due diligence review of GEM’s products, which amount will be paid from the proceeds of the first lease financed by FPF. The Commitment Letter will remain in effect for 48 months from the Effective Date, unless terminated earlier pursuant to its terms.

As required under the Commitment Letter, on June 27, 2011, the Company issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of the then outstanding common stock of the Company (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”). The Option may be exercised in part or in full at any time during the 48-month period commencing on the Effective Date and the Option Price will be adjusted proportionately for any partial exercise of the Option. The Option may also be exercised on a cashless basis. Pursuant to the terms of the Commitment Letter, in the event that the Commitment Letter is terminated or GEM meets the funding threshold described in the Commitment Letter and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Option that FPF would not be entitled to exercise as a result of such termination or failure to fund. The Option does not grant FPF any voting rights or other rights as a stockholder of the Company until the Option is exercised, and upon exercise, only for such exercised portion of the Option. The Option vested immediately as of the Effective Date.

Pursuant to the Commitment Letter and the Option, the Company also agreed to (x) file a registration statement to register the shares underlying the Option (the “Option Shares”) for resale under the Securities Act of 1933, as amended (the “Securities Act”), within six months of the Effective Date (the “Resale Registration Statement”), and (y) keep such Resale Registration Statement effective until the Option Shares may be sold without limitation under the Securities Act. FPF agreed to waive the provision in the Commitment Letter which required the Company to increase the number of its authorized shares of common stock to 1 billion. FPF agreed not to sell, transfer, convey or pledge the Option Shares for a period of 12 months from March 2, 2011, without the prior written consent of the Company.

As of June 30, 2011, FPF had the right to exercise the Option to purchase 78,348,958 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $5,294 and $0 in Option-based compensation expenses for consultants for the three months ended June 30, 2011 and 2010, respectively, and $11,719,170 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Because the Option was fully vested and non-forfeitable at the time of grant, the fair value of the Option was measured and expensed on the date of grant pursuant to ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services).

All charges for the Option have been determined under the fair value method using the Black-Scholes option-pricing model with the assumptions set forth below.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Option.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the holder of the Option.

For the six months ended
June 30, 2011

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Shares Underlying Option	Weighted Average Exercise price

Balance at January 1, 2011	0	NA
Deemed Granted	78,348,958	$0.14
Balance at June 30, 2011	78,348,958	$0.14

Other Issuances of Common Stock

On March 2, 2011, we issued 1,373,796 restricted shares of our common stock pursuant to our obligation under an employment agreement with our former Senior Vice President, Strategic and Business Development.  The shares were valued at $206,069 based upon the value per share of our common stock on the date of grant.

On April 6, 2011, we issued 200,000 restricted shares of our common stock to a member of our Board of Directors in accordance with our directors’ compensation policy.  The shares were valued at $18,000 based upon the value per share of our common stock on the date of grant.

Note 5.  Related Party Transactions

As of March 31, 2011, GEM entered into a $500,000 Line of Credit Agreement (the “LoC Agreement”) with a related-party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LoC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement (the “Watz Agreement”). Watz Enterprises LLC. (“Watz”) is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Within 60 days of the expiration of the Watz Agreement, the Watz Agreement will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President and CEO and current member of the Board of Directors.

On June 28, 2011, certain of our affiliates and a consultant of the Company (the “Lenders”) provided us with a short-term bridge loan in the amount of $108,000 (the “Loan”).  The Loan was not evidenced by a promissory note and does not bear interest.  We intend to repay the Loan from the proceeds of a third-party financing that we hope to obtain during the third quarter of 2011.  There can be no assurance as to the amount of any such financing or that any such financing will be available to us within such period, on satisfactory terms and conditions or at all.  If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loan with the Lenders and to execute formal Loan documentation.  We used the proceeds of the Loan for project financing and general corporate purposes.

Note 6.  Loss on Sale of Assets

The Company sold construction service vehicles for losses of $5,573 and $800 during the six months ended June 30, 2011 and 2010, respectively  There were no cash proceeds from the dispositions.

Note 7.  Payments from the Nyserda

During April 2011, we received $240,000 from the New York State Energy Research and Development Authority (the “Nyserda”) under the American Recovery and Reinvestment Act as the first progress payment under the lighting retrofit and maintenance agreement (the “Riverbay Agreement”), dated November 2, 2010.  Pursuant to the Riverbay Agreement, we agreed to provide energy management lighting installation and related services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. We will receive a total of $800,000, based upon meeting certain installation milestones, plus approximately an additional $15,000 per month over the term of the Riverbay Agreement.

Note 8.  Subsequent Events

On July 28 and August 10, 2011, certain affiliates and a consultant provided us an additional short-term bridge loan totaling $72,900, which does not bear interest, on substantially the same terms as the June 28, 2011 affiliates’ bridge loan.

On August 5, 2011, we received an additional $240,000 from the Nyserda as the second progress payment under the Riverbay Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Green Energy Management Services Holdings, Inc. (the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our other filings with the Securities and Exchange Commission (the “SEC”). Certain statements we make in this Report constitute “forward-looking statements” that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “Annual Report”) and this Report. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information,” of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

We are a full service energy management company based in the Eastern United States.  As a legacy business of Southside, we also may provide residential and commercial electrical contractor services, although we had no revenues from such business for the periods ended June 30, 2011.  During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside Electric Corporation, Inc., a New Jersey corporation (“Southside”), contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010 and the first half of 2011, including as discussed below under “Recent Developments” in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011 (the “March 2011 10-Q”) and in the notes to our condensed consolidated financial statements.

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

Recent Developments

During April 2011, we received $240,000 from the New York State Energy Research and Development Authority (the “Nyserda”) under the American Recovery and Reinvestment Act as the first progress payment under the lighting retrofit and maintenance agreement (the “Riverbay Agreement”), dated November 2, 2010.  Pursuant to the Riverbay Agreement, we agreed to provide energy management lighting installation and related services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. We will receive a total of $800,000, based upon meeting certain installation milestones, plus approximately an additional $15,000 per month over the term of the Riverbay Agreement.  On August 5, 2011, we received an additional $240,000 from the Nyserda as the second progress payment under the Riverbay Agreement.

On April 26, 2011, we entered into a one-year consulting agreement (the “Watz Agreement”). Watz Enterprises LLC. (“Watz”) is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.

On May 3, 2011, we entered into a Water Management Agreement (the “WM Agreement”) with the Riverbay Corporation (“Riverbay”) to provide energy management water valve installation services to Riverbay. The WM Agreement entails GEM’s installation of 26 proprietary water valves (the “Units”) in 13 residential structures for Co-op City (the “Project”), the largest residential development in the United States, located in The Bronx, New York (the “City”), operated by Riverbay. In consideration for the installation of the Units, during the term of the WM Agreement, Riverbay agreed to remit to GEM 50% of the monthly cost savings achieved within the Project. The total water and sewer costs incurred by Co-op City are estimated at $14 million per year. Subject to satisfaction of the applicable conditions of the WM Agreement and solely based upon GEM’s internal estimates, GEM anticipates that such payments to GEM would range between $100,000 and $150,000 per month over the term of the WM Agreement. There can be no assurance that such payments would amount to such monthly total and such payments may vary to a substantial degree on a month-to-month basis.

During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the Line of Credit Agreement, dated as of March 31, 2011 (the “LoC Agreement”), evidenced by a promissory note issued by us to the lender. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012 and constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes.

Since June 2011 to the date of this Report, all of our officers, directors and employees have agreed to defer a substantial portion of their compensation due from our Company, our Chairman, President and CEO has deferred his entire salary due from April 7, 2011 to the date of this Report and certain consulting expenses due from our Company are being paid by a member of our Board of Directors. For a complete discussion of these payment deferments, please see below under “Going Concern”.

Results of Operations

Results of Operations for the three and six months ended June 30, 2011 and 2010

During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to our new strategy of Energy Efficiency and energy management products. As a result, all of our resources have been since devoted to procuring new contracts pursuant to this new focus. Consistent with this new strategy, we entered into a number of agreements during the fourth quarter of 2010 and the first half of 2011, including as discussed above under “Recent Developments” in our March 2011 10-Q, and began recognizing revenues from our first new contract during the first half of 2011. We continue to provide residential and commercial electrical contractor services and intend to do so in the future.

Contract revenue earned for the three and six months ended June 30, 2011 was $4,308 and $8,615, respectively, as compared to contract revenue of $89,584 and $291,311 earned for the three and six months ended June 30, 2010, respectively. All of the contract revenue earned during 2010 was derived from our residential and commercial electrical contractor business and we had no contract revenue earned from our new Energy Efficiency and energy management business during 2010. Contract revenue earned decreased $85,276 and $282,696, or 95.2% and 97.0%, respectively, for the three and six months ended June 30, 2011 as compared to same period in 2010. The revenue decrease for the three and six months ended June 30, 2011 was primarily due to a larger number of projects in process and completed in 2010 versus no residential and minimal commercial electrical contracts pending or completed during the first half of 2011 as we continue to transition from our contracting business to our Energy Efficiency and energy management business.  During the three and six months ended June 30, 2011, we completed none and 1 contract, respectively, as compared to 4 and 27 contracts during the three and six months ended June 30, 2010, respectively. Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, we continue to encounter significant difficulties securing new business and adopting to its new Energy Efficiency solutions market.

Cost of revenue earned was $1,985 and $3,969, respectively, or 46.1% of contract revenue earned, for each of the three and six months ended June 30, 2011, as compared to $101,364 and $270,163, or 113.1% and 92.7%, of contract revenue earned for the three and six months ended June 30, 2010, respectively. Cost of revenues earned related entirely to our Energy Efficiency and energy management businesses for 2011 versus 2010, which was related entirely to our residential and commercial electrical contractor business. Cost of revenue earned decreased substantially in 2011 due to our change of business strategy. Cost of revenue earned includes materials purchases, subcontractor expenses for installation and our employee compensation and benefits.

Gross profit for the three and six months ended June 30, 2011 was $2,323 and $4,646, respectively, as compared to ($11,780) and $21,148 for the three and six months ended June 30, 2010, respectively. The decrease in gross profit for the six months ended June 30, 2011 is directly attributable to the change of the nature of our business away from us being a commercial and residential electrical contractor to establishing the new business focus of providing our customers with Energy Efficiency and energy management solutions.  The increase in gross profit for the three months ended June 30, 2011 as compared to 2010 was attributable to the completion of certain projects in the 2010 period that incurred cost overruns.  Those cost overruns were reflected in the quarter ended June 30, 2010 period.

Selling, general and administrative expenses for the three and six months ended June 30, 2011 were $764,932 and $13,442,440, respectively, as compared to $323,682 and $402,063 for the three and six months ended June 30, 2010, respectively. The increase of $441,250 for the three months ended June 30, 2011, as compared to the same period in 2010 is primarily attributable to the increase in consulting and professional fees of approximately $221,000, increase in salaries and benefits of approximately $110,000,  increase in travel and entertainment expenses of approximately $58,000, increase in insurance expenses of approximately $17,000,  increase in amortization of licensing fees of approximately $31,000 and increase in office, advertising and other operating expenses, net, of approximately $2,000. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees during the six months ended June 30, 2011.  The increase in consulting and professional fees was primarily attributable to the expenses associated with being a publicly-traded company and outsourcing certain sales and administrative functions.

The increase in selling, general and administrative expenses of $13,040,377 for the six months ended June 30, 2011 as compared to the same period in 2010 is primarily attributable to the value of $11,713,876 for the Option issued to FPF on June 27, 2011 and effective as of March 3, 2011, in conjunction with a FPF’s lending commitment agreement entered into with us, deemed as non-cash consulting fees, increase in other consulting and professional fees of approximately $773,000, increase in salaries and benefits of approximately $283,000, increase in travel and entertainment expenses of approximately $95,000, increase in insurance expenses of approximately $35,000, increase in research and development expenses incurred for our licensed water technology of approximately $34,000, increase in amortization of licensing fees of approximately $32,000 and increase in office, advertising and other operating expenses of approximately $74,000. The increase in consulting and professional fees is attributable to becoming a publicly traded company, issuance of restricted stock for fees and outsourcing certain company functions.  The increase in travel and entertainment is attributable to having multiple company locations and pursuing business opportunities outside the local areas.  The increase in insurance expenses is attributable to insuring ongoing installation projects and other general insurance.  The increase in research and development expenses is attributable to improving the design and performance of our water valve technology. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees during the six months ended June 30, 2011.

Our operating losses for the three and six months ended June 30, 2011 were $778,055 and $13,484,707, respectively, as compared to operating losses of $338,741 and $389,562 for the three and six months ended June 30, 2010, respectively. The substantially larger operating losses are primarily attributable to us incurring increased selling, general and administrative expenses which increased by $441,250 and $13,040,377 for the three and six months ended June 30, 2011, respectively, for the reasons discussed above.

Interest expense, net, and total other expenses for the three and six months ended June 30, 2011 were $10,002 and $11,646, respectively, versus $5,123 and $8,274 for the three and six months ended June 30, 2010, respectively. Interest expense, net, increased as a result of an increase in the principal amount borrowed under the line of credit used to fund materials purchases and overhead expenses offset by the decrease in principal balance on the Auto Loan (as defined below).  The increase in interest expense, net, for the six months ended June 30, 2011 was due to the increase in borrowings during the second quarter of 2011 partially offset by interest income earned with excess cash invested in money market funds.

We incurred net losses of $788,057 and $13,496,353 for the three and six months ended June 30, 2011, respectively, as compared to net losses of $343,864 and $397,836 for the three and six months ended June 30, 2010, respectively. The substantial increase in our net losses for the periods ended June 30, 2011 were primarily attributable to non-cash consulting expenses associated with the issuance of the Option to FPF, expenses associated with becoming a publicly-traded company and salaries and related expenses associated with expanding our consultants, management and operating teams as discussed above. The net loss per share, basic and diluted, for the three and six months ended June 30, 2011 was $0.00 and $0.03, respectively, as compared to $0.00 and $0.00 for the three and six months ended June 30, 2010, respectively, based upon the net losses being offset by a very large number of weighted average shares of our common stock outstanding.

Liquidity and Capital Resources

As of June 30, 2011, we had negative working capital of $1,601,731, as compared to working capital of $507,555 at December 31, 2010. Cash was $28,476 as of June 30, 2011, as compared to $896,057 at December 31, 2010. The decrease in cash is attributable to the increased expenses of approximately $1,500,000 resulting from additional substantial expenses associated with being a publicly traded company and increased salaries and related expenses associated with expanding our consultants, management and operating teams, as discussed above, of which $933,000 is associated with the purchase of lighting and water savings equipment and payments for labor for pending Energy Efficiency contract, offset by net proceeds of $500,000 borrowed under the LoC Agreement from March through June 2011, net proceeds of $108,000 borrowed from certain affiliates and a consultant of the Company, proceeds of $240,000 as the second progress payment under the Riverbay Agreement, which was offset deferred project costs, an increase in accrued liabilities of approximately $391,000 and an increase in trade payables of approximately $340,000.

We also financed the purchase of a vehicle through Mercedes-Benz Financial (the “Auto Loan”). The Auto Loan bears interest at 3.9% per annum and is due on April 28, 2015. The balance of the Auto Loan as of August 13, 2011 is $47,805. This liability was incurred prior to the share exchange between Southside and GEM.

We borrowed $500,000 under our LoC Agreement through June 2011 and obtained a short-term bridge loan in the amount of $108,000 from certain of our affiliates and a consultant of the Company. In addition, on July 28 and August 10, 2011, certain  affiliates and a consultant of the Company provided us an additional short-term bridge loan totaling $72,900, on substantially the same terms as the June 2011 affiliates’ bridge loan. We expect to make additional investments for equipment and inventory of approximately $50,000 during the next twelve months to service our potential new contract customers. We anticipate that our existing resources and net proceeds from these private placements will partially assist us with making these additional investments and to satisfy our working capital requirements for at least the next twelve months. In addition, despite having minimal contract revenues for the six month period ended June 30, 2011, we expect that as we progress with the shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management, and receive payments from Riverbay pursuant to the Riverbay Agreement and the Riverbay Water Agreement (as discussed above under “Recent Developments”), and generate contract revenues from operations in the second half of 2011, if any, such efforts and revenues will also contribute to satisfy our working capital requirements during the next twelve months. Our ultimate success, however, will likely depend on our ability to raise additional capital. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt and/or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. There can be no assurance that additional funds will be available when needed from any source, if at all, or, if available, will be available on terms that are acceptable to us.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity relating to a potential increase in contract revenue earned resulting from our products sold to customers through third-party leases financed by FPF.

As of August 10, 2011, we have cash of approximately $40,000, trade receivables of approximately $11,000, a receivable of $50,000 due from a former affiliate and we have entered into two lighting contracts and one water efficiency project to sell our Energy Efficiency products which are estimated to generate monthly revenues of approximately $170,000. We believe that we will be able to sustain our current level of operations for approximately the next twelve months with the funds that we currently have on hand, the anticipated third party financing to monetize the revenues we expect to receive under the Riverbay Agreement and the remaining future payments due from New York State Energy Research and Development Authority (“Nyserda”).

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first half of 2011 and we have a working capital deficit as of June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

Since June 2011 to the date of this Report, all of our officers, directors and employees have agreed to defer a substantial portion of their compensation due from the Company. In addition, our Chairman, President and CEO has deferred his entire salary due from April 7, 2011 to the date of this Report. In addition, certain consulting expenses due from the Company are being paid by a member of our Board of Directors. As of July 31, 2011, total deferred salaries and estimated payroll taxes were approximately $113,000. Total consulting expenses advanced by the member of our Board of Directors is approximately $20,000. We plan to pay the deferred salaries and advanced expenses with proceeds from borrowings or the possible sale of energy efficiency contracts owned by us.

Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and/or upon our ability to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Recent Accounting Pronouncements

For the six months ended June 30, 2011, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Concentration of Customers

For each of the three and six months ended June 30, 2011, we earned 100% of our contract revenue from one customer. For the three and six months ended June 30, 2010, we had 5 and 3 customers, respectively, that, in total, represented 10% and 10%, of contract revenue, respectively. Based upon our change of business strategy, we will seek to conduct business with customers serviced by Southside but there is no guarantee that these customers will require our Energy Efficiency services and/or products.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2011. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the following is the significant change in our internal controls over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

•
we outsourced our bookkeeping and accounting functions to our accounting consultant.  As a result, we terminated our bookkeeper effective July 15, 2011.  This provides us more senior professional attention to maintaining our books and records in conjunction with oversight from our Chief Financial Officer.

We implemented these measures, as well as certain others as reported in our Annual Report, following the merger of CDSS Wind Down, Inc. and GEM to address the material weaknesses in our internal control over financial reporting that we identified by our former management as part of its evaluation of our disclosure controls and procedures as of the end of certain of our reporting periods prior to the merger, which weaknesses related to our documentation and a lack of segregation of duties due to our limited size. If and when our financial position improves, we intend to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If and when implemented, the internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

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

The condensed consolidated financial statements for the six months ended June 30, 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2011, we had a negative working capital of $1,601,731, as compared to working capital of $507,555 as of December 31, 2010. For the three and six months ended June 30, 2011, we incurred net losses of $788,057 and $13,496,353, respectively, as compared to net losses of $343,864 and $397,836 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, we had cash of approximately $28,000. Despite raising net proceeds from our July 2010, August 2010 and November 2010 private placements in the aggregate amount of $2,500,000, borrowing $500,000 under the LoC Agreement through June 2011, and borrowing $115,900 from certain of our affiliates and a consultant of the Company, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our future is dependent upon our ability to obtain additional financing and upon the future success of our business. The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. In addition, the report of our independent registered public accounting firm on our December 31, 2010 consolidated financial statements contained in our Annual Report includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued throughout 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and events associated with the U.S. Government having approached its existing statutory limit on the amount of permissible federal debt have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The ongoing worldwide financial and credit crisis may continue indefinitely.  Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  In addition, many of our customers rely on external funding to complete their construction and renovation projects.  During the three and six months ended June 30, 2011, our revenues decreased by $85,276 and $282,696, or 95.2% and 97.0%, respectively, as compared to the same period in 2010, primarily due to a larger number of projects in process and completed in 2010 versus no residential and commercial electrical contracts pending or completed during the first half of 2011, as we continued to transition from our contracting business to our Energy Efficiency and energy management business. As a result, because we may not be able to generate sufficient revenues and income, we will need to obtain additional funding to cover our operating expenses and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

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

Affiliates of Ronald P. Ulfers, Jr., our Chairman, President and Chief Executive Officer, directly own approximately 63.9 million shares, which represent approximately 14.4% of our common stock outstanding as of August 13, 2011. In addition, (i) an affiliate of Michael Samuel, a member of our Board, directly owns approximately 45.6 million shares, (ii) an affiliate of John Morra III, the President and Director of Project Development of GEM, owns approximately 38.2 million shares, and (iii) an affiliate of Oren Moskowitz, the Chief Technology Officer of GEM, owns approximately 18.9 million shares, respectively, which represent approximately 10.3%, 8.6% and 4.3%, respectively, of our common stock outstanding as of such date.  Therefore,  these officers, directors and employees of GEM and/or their affiliates, collectively beneficially own collectively approximately 166.7 million shares, which represent approximately 37.6% of our common stock outstanding as of August 13, 2011.  As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders.  The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and these stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders.  As a consequence, it may be difficult for investors to remove our management. The ownership of these stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Other than as disclosed in our Current Reports on Form 8-K filed since January 1, 2011 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On April 6, 2011, we issued 200,000 restricted shares of our common stock to a member of our Board of Directors in accordance with our directors compensation policy.  The shares were valued at $18,000 based upon the value per share of our common stock on the date of issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

On July 28 and August 10, 2011, certain affiliates and a consultant provided us an additional short-term bridge loan totaling $72,900, which does not bear interest, on substantially the same terms as the June 28, 2011 affiliates’ bridge loan.  The Company plans to use the proceeds of this loan for project financing and general corporate purposes.

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
Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9

4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC.	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1
10.1	Form of Subscription Agreement for shares of common stock, between CDSS Wind Down, Inc. and a certain investor party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.1
10.2	Form of Subscription Agreement for convertible notes, among CDSS Wind Down, Inc. and certain investors party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.2
10.3	Form of convertible Promissory Note.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.3
10.4†	Employment Agreement, dated as of August 20, 2010, between Michael Samuel and CDSS Wind Down, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.4
10.5†	Employment Agreement, dated as of April 15, 2010, between Robert Weinstein and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.5
10.6	Promissory Note, dated as of July 29, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.6
10.7
Stockholders’ Agreement, dated as of August 20, 2010, by and among by and among CDSS Wind Down, Inc., Green Energy Management Services, Inc., Michael Samuel, Ice Nine, L.L.C. and the persons identified on Exhibit A thereto.
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7
10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8
10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra III and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
10.10	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010.	Registration Statement on Form S-1/A (File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.11	Southside Electric Inc. Promissory Note – PNC Bank.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11
10.12	Southside Electric Inc. Security Agreement – PNC Bank.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12
10.13	Southside Electric Inc. Guaranty – PNC Bank.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13
10.14	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14
10.15	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.16	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16
10.17	Form of Stock Transfer Agreement.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17
10.18	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.18
10.19	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.19
10.20	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.20

10.21	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.21
10.22	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.22
10.23	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.23
10.24	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation.	*
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
 ____________________________
†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: August 15, 2011	By:	/s/ Robert Weinstein
Name: Robert Weinstein
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)