Form 10-Q
period 2011-09-30
Green Energy Management Services Holdings, Inc.
filed 2011-11-14
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-33491

Green Energy Management Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2251 Drusilla Lane, Suite B
Baton Rouge, Louisiana	70809
(Address of principal executive offices)	(Zip Code)

225-364-2813
(Registrant’s telephone number, including area code)

381 Teaneck Road, Teaneck, New Jersey 07666
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

There were 443,977,432 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 14, 2011.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$52,461	$896,057
Accounts receivable	16,000	23,638
Prepaid expenses	25,374	58,052
Deferred project costs - current	7,937	39,114
Other current assets	135,930	111,292
Total current assets	237,702	1,128,153

Property and equipment-net	64,184	79,202
Deferred project costs	874,149	243,955
Licensing agreement - net	631,360	673,600
Other assets	10,092	9,612
Total assets	$1,817,487	$2,134,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Line of credit - related party	$500,000	$-
Note payable - current portion	11,622	11,440
Bridge loan payable - related parties	239,400	-
Accounts payable	686,244	428,155
Other accrued liabilities	1,196,591	181,003
Total current liabilities	2,633,857	620,598

Note payable - long-term portion	33,357	40,855
Total liabilities	2,667,214	661,453

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $ 0.0001 par value, 500,000,000 shares authorized; 443,977,432 and 442,403,636 shares issued and outstanding on September 30, 2011 and December 31, 2010, respectively	44,397	44,240
Additional paid-in capital	15,543,444	3,600,362
Subscription receivable	(50,000)	(50,000)
Retained deficit	(16,387,568)	(2,121,533)
Total stockholders' equity (deficit)	(849,727)	1,473,069
Total liabilities and stockholders' equity (deficit)	$1,817,487	$2,134,522

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$1,653	$-	$10,268	$291,311
Cost of revenue	1,954	-	5,923	270,163
Gross profit	(301)	-	4,345	21,148

Selling, general and administrative expenses	741,073	573,137	14,183,513	983,497
Depreciation and amortization expenses	15,397	5,851	56,737	5,851
Loss on sale of assets	-	-	5,573	-
Loss on settlement of trade payables	-	(24,029)	-	(24,029)

Loss before other (expenses)	(756,771)	(554,959)	(14,241,478)	(944,171)

Other income (expenses):
Interest expense-net	(12,911)	(1,361)	(24,557)	(9,985)
Total other (expenses)	(12,911)	(1,361)	(24,557)	(9,985)

Net loss	$(769,682)	$(556,320)	$(14,266,035)	$(954,156)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	443,977,432	390,961,398	443,408,363	442, 003,636

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(14,266,035)	$(954,156)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	56,737	5,851
Stock-based compensation	224,069	90,000
Option-based consulting fees - lending commitment	11,719,170	-
Gain on forgiveness of trade payables	-	(24,029)
Loss on sale of vehicle	5,573	-
Net change in assets and liabilities:
Decrease in contract receivables	7,638	186,917
(Increase) decrease in prepaid expenses	32,678	(98,194)
(Increase) in deferred project costs	(1,079,017)	-
(Increase) in other current assets	(24,638)	-
(Increase) in other assets	(480)	(8,440)
Increase in accounts payable - trade	258,089	77,471
(Decrease) in advances from shareholders	-	(38,550)
Increase in accrued liabilities	1,015,588	131,160
Net cash (used in) operating activities	(2,050,628)	(631,970)

Cash flows from investing activities:
Purchases of property and equipment	(5,573)	-
Cash distributions prior to merger	-	(9,998)
Disposition of property and equipment	521	(14,116)

Net cash (used in) investing activities	(5,052)	(24,114)

Cash flows from financing activities:
Net proceeds from line of credit from related party	500,000	5,000
Cash received from Nyserda funding	480,000	-
Borrowings under bridge loans from affiliates	239,400	-
Cash proceeds from merger transaction	-	1,100,000
Repayment of debt on installment notes	(7,316)	(7,978)

Net cash provided by financing activities	1,212,084	1,097,022

Net increase (decrease) in cash	(843,596)	440,938
Cash - beginning of period	896,057	18,241

Cash - end of period	$52,461	$459,179

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,101	$11,105
Non-Cash Investing and Financing Transactions:
Deferred project costs included in accounts payable	$360,619	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
(Unaudited)

					Retained
	Common Stock		Additional Paid	Subscription	Earnings
	Shares	Amount	In Capital	Receivable	(Deficit)	Total

Balance as of December 31, 2010	442,403,636	$44,240	$3,600,362	$(50,000)	$(2,121,533)	$1,473,069

Common stock issued as compensation for employment at $0.15 per share	1,373,796	137	205,932			206,069

Option-based consulting fees - lending commitment			11,719,170			11,719,170

Common stock issued as compensation for directors serving on the Board of Directors at $0.09 per share	200,000	20	17,980			18,000

Net loss for the nine months ended September 30, 2011					(14,266,035)	(14,266,035)

Balance as of September 30, 2011	443,977,432	$44,397	$15,543,444	$(50,000)	$(16,387,568)	$(849,727)

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, is referred to as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the United States Securities and Exchange Commission on March 31, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2011.

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

“Net loss per common share — diluted” for each of the three and nine months ended September 30, 2011 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive. As of September 30, 2011, there were 78,348,958 potential common shares issuable upon the exercise of the Option (as defined below) excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss. The Option vested immediately upon issuance on June 27, 2011, and effective as of March 3, 2011, and the holder of the Option may exercise it at any time during the term of the Commitment Letter (as defined below), at an aggregate exercise price of $10,949,490. The Option may be exercised in part or in full and the aggregate option exercise price will be adjusted proportionately for any partial exercise of the Option. The Option may also be exercised on a cashless basis. For the periods ended September 30, 2010, there were no common share equivalents.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first nine months of 2011 and we have a working capital deficit as of September 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

Since June 30, 2011 to the date of this Quarterly Report, all of the Company’s officers, directors and employees have agreed to defer a substantial portion of their compensation due from the Company. In addition, our Chairman, President and CEO has deferred his entire salary due from April 7, 2011 to the date of this Quarterly Report. However, as a result of the recent termination of employment with our Company of Robert Weinstein, our former Chief Financial Officer, and in connection with a Demand for Arbitration filed in October 2011 by Mr. Weinstein with the New York office of the American Arbitration Association, seeking unpaid wages and benefits of approximately $511,000 that he is claiming he is owed under the terms of his employment agreement with us, we may be required in the immediate future to pay this former officer some or all of his deferred compensation and other benefits that he is claiming he is owed. In addition, certain consulting expenses due by the Company were being through October 31, 2011 by a member of the Company’s Board of Directors and management. As of October 31, 2011, total deferred salaries and estimated payroll taxes were approximately $367,635. Total consulting expenses advanced by the member of the Company’s Board of Directors is approximately $29,000. The Company plans to pay the deferred salaries and advanced expenses with proceeds from borrowings or the possible sale of energy efficiency contracts owned by the Company.

Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and/or upon our ability to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements, any revenues generated in the future and any loan arrangements that may be provided to us by our affiliates. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Note 3. Commitments and Contingencies

Legal Matters

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us which, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association seeking unpaid wages and benefits that Mr. Weinstein is claiming he is owed under the terms of his employment agreement with us. In his Demand for Arbitration, Mr. Weinstein asserts that he is entitled to recovery of approximately $511,000 from our Company.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. We were served in October 2011. The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

There are currently no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to us.

The PMP Agreement

Pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

Long Term Debt

The maturities of the note for the Auto Loan (as defined below) payable, affiliate bridge loan payable and affiliate line of credit at September 30, 2011 are as follows:

	09/30/2012	09/30/2013	09/30/2014	09/30/2015

Note payable	$11,622	$11,989	$12,465	$8,903
Line of credit - affiliate	500,000	-	-	-
Bridge loan - affiliates	239,400	-	-	-
Total	$751,022	$11,989	$12,465	$8,903

Interest expense	$24,870	$1,181	$705	$183

Operating leases

Rental expense for leases was $62,126 and $23,025 for the nine months ended September 30, 2011 and 2010, respectively, and $18,850 and $9,000 for the three months ended September 30, 2011 and 2010, respectively. Commencing August 1, 2011, the Company has terminated its month-to-month lease for the Sunrise Office and is leasing approximately 1,500 square feet of office space in Miami, Florida at lease payments of $2,150 per month. The Miami lease expires on July 31, 2012 and may be terminated with 60 days notice at the option of the landlord.

Issuance of Common Stock to Green RG

Pursuant to the license and marketing agreement that we entered into with Green RG, we may be required to issue to Green RG between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds. We may agree with certain of our existing stockholders to issue such shares to Green RG, however, there are no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares. Furthermore, in light of the current state of the agreement, we do not expect that we will be issuing any additional shares to Green RG as a result of this transaction. As of September 30, 2011, no shares have been issued to Green RG.

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

As of September 30, 2011, FPF had the right to exercise the Option to purchase 78,348,958 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $0 in Option-based compensation expenses for consultants for the three months ended September 30, 2011 and 2010, respectively, and $11,719,170 and $90,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

For the nine months ended
September 30, 2011

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Shares Underlying Option	Weighted Average Exercise price

Balance at January 1, 2011	0	NA
Deemed Granted	78,348,958	$0.14
Balance at September 30, 2011	78,348,958	$0.14

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

Note 5. Related Party Transactions

As of March 31, 2011, GEM entered into a $500,000 Line of Credit Agreement (the “LoC Agreement”) with a related-party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012. The note can be prepaid at any time before maturity without any prepayment penalties and constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement (the “Watz Agreement”). Watz Enterprises LLC. (“Watz”) is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012. Included in the accrued expenses as of September 30, 2011 are three payments of $25,000, totaling $75,000. Within 60 days of the expiration of the Watz Agreement, the Watz Agreement will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President and CEO and current member of the Board of Directors.

During the three- and nine-month periods ended September 30, 2011, certain of our affiliates and a consultant of the Company (the “Lenders”) provided us with short-term bridge loans in aggregate amounts of $131,400 and $239,400, respectively (the “Loans”). The Loans were not evidenced by promissory notes and do not bear interest. We intend to repay the Loans from the proceeds of a third-party financing. There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all. If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation. We used the proceeds of the Loans for project financing and general corporate purposes.

During the three months ended September 30, 2011, we accrued lease payments for our office/storage space located in Miami, Florida in the total amount of $8,350, payable to Michael Samuel, a member of our Board of Directors, and/or his affiliates.

Note 6. Loss on Sale of Assets

We sold construction service vehicles for losses of $5,573 and $0 during the nine months ended September 30, 2011 and 2010, respectively. There were no cash proceeds from the dispositions.

Note 7. Payments from the Nyserda

As of September 30, 2011, we received $480,000 from the New York State Energy Research and Development Authority (the “Nyserda”) under the American Recovery and Reinvestment Act as the first progress payment under the lighting retrofit and maintenance agreement (the “Riverbay Agreement”), dated November 2, 2010. Pursuant to the Riverbay Agreement, we agreed to provide energy management lighting installation and related services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. We will receive a total of $800,000, based upon meeting certain installation milestones, plus approximately an additional $15,000 per month over the term of the Riverbay Agreement.

Note 8. Subsequent Events

We have entered into an arbitration proceeding with our landlord for our Teaneck, New Jersey office regarding two months of office lease payments totaling $9,000. We have agreed with our sub-lease tenant for the Teaneck, New Jersey office that it will compensate us for up to approximately $3,000 against the payments we may owe to the landlord over this time period.

Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association seeking unpaid wages and benefits that Mr. Weinstein is claiming he is owed under the terms of his employment agreement with us. In his Demand for Arbitration, Mr. Weinstein asserts that he is entitled to recovery of approximately $511,000 from our Company.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. We were served in October 2011. The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Green Energy Management Services Holdings, Inc. (the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our other filings with the Securities and Exchange Commission (the “SEC”). Certain statements we make in this Quarterly Report constitute “forward-looking statements” that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “Annual Report”) and this Quarterly Report. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information,” of this Quarterly Report. Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

We are a full service energy management company based in the Eastern United States. As a legacy business of Southside Electric Corporation, Inc., a New Jersey corporation (“Southside”), we also may provide residential and commercial electrical contractor services, although we had no revenues from such business for the periods ended September 30, 2011. During the second half of 2010, we underwent a significant shift in our business strategy away from Southside’s former contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy. Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010 and the first half of 2011, including as discussed under “Recent Developments” in our Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2011 and August 15, 2011 (the “March 2011 10-Q” and “August 2011 10-Q”) and in the notes to our condensed consolidated financial statements. We have not entered into any new agreements during the third quarter ended September 30, 2011. In addition, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we previously hoped for. As we proceed with our change in business strategy, we hope to enter into several new Energy Efficiency agreements during the fourth quarter of 2011, as well as secure additional business opportunities in the Energy Efficiency solutions market, and progress with our existing projects, subject to the availability of sufficient resources.

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

Recent Developments

During the three and nine months ended September 30, 2011, we have received $240,000 and $480,000, respectively, from the New York State Energy Research and Development Authority (the “Nyserda”) under the American Recovery and Reinvestment Act as the first progress payment under the lighting retrofit and maintenance agreement (the “Riverbay Agreement”), dated November 2, 2010. Pursuant to the Riverbay Agreement, we agreed to provide energy management lighting installation and related services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. We will receive a total of $800,000, based upon meeting certain installation milestones, plus approximately an additional $15,000 per month over the term of the Riverbay Agreement.

On May 3, 2011, we also entered into a Water Management Agreement (the “WM Agreement”) with Riverbay to provide energy management water valve installation services to Riverbay. The WM Agreement entails GEM’s installation of 26 proprietary water valves (the “Units”) in 13 residential structures for Co-op City (the “Project”), the largest residential development in the United States, located in The Bronx, New York (the “City”), operated by Riverbay. In consideration for the installation of the Units, during the term of the WM Agreement, Riverbay agreed to remit to GEM 50% of the monthly cost savings achieved within the Project. The total water and sewer costs incurred by Co-op City are estimated at $14 million per year. Subject to satisfaction of the applicable conditions of the WM Agreement and solely based upon GEM’s internal estimates, GEM anticipates that such payments to GEM would range between $100,000 and $150,000 per month over the term of the WM Agreement. There can be no assurance that such payments would amount to such monthly total and such payments may vary to a substantial degree on a month-to-month basis.

During the three months ended September 30, 2011, we borrowed from an affiliate of our Company the balance of $500,000 available under the Line of Credit Agreement, dated as of March 31, 2011 (the “LoC Agreement”), evidenced by a promissory note issued by us to the lender. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matures on March 31, 2012, can be prepaid at any time before maturity without any prepayment penalties and constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes.

Since June 30, 2011 to the date of this Quarterly Report, all of our current officers, directors and employees have agreed to defer a substantial portion of their compensation due from our Company, our Chairman, President and CEO has deferred his entire salary due from April 7, 2011 to the date of this Quarterly Report and certain consulting expenses due from our Company are being paid by a member of our Board of Directors. In addition, certain consulting expenses due by the Company were being paid through October 31, 2011 by a member of the Company’s Board of Directors and management. For a complete discussion of these payment deferments, please see below under “Going Concern”.

During the three months ended September 30, 2011, we moved our principal headquarters to 2251 Drusilla Lane, Suite B, Baton Rouge, LA 70809, to be closer to the location of our management.

Results of Operations

Results of Operations for the three and nine months ended September 30, 2011 and 2010

During the second half of 2010, we underwent a significant shift in our business strategy away from the former Southside contracting business to our new strategy of Energy Efficiency and energy management products. As a result, all of our resources have been since devoted to procuring new contracts pursuant to this new focus. Consistent with this new strategy, we entered into a number of agreements during the fourth quarter of 2010 and the first half of 2011, including as discussed under “Recent Developments” in our March 2011 10-Q and August 2011 10-Q, and began recognizing revenues from our first new contract during the first half of 2011. However, we have not entered into any new contracts during the third quarter ended September 30, 2011. We may continue to provide residential and commercial electrical contractor services in the future.

Contract revenue earned for the three and nine months ended September 30, 2011 was $1,653 and $10,268, respectively, as compared to contract revenue of $0 and $291,311 earned for the three and nine months ended September 30, 2010, respectively. All of the contract revenue earned during 2010 was derived from our residential and commercial electrical contractor business and we had no contract revenue earned from our new Energy Efficiency and energy management business during 2010. Contract revenue earned increased $1,653, or 100.0%, and decreased $281,043, or (96.5%), for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The revenue increase for the three months ended September 30, 2011 was due to the completion of all residential and commercial electrical contracts during the first half of 2010 and no Energy Efficiency and energy management projects existing during 2010, resulting in no additional revenue in the second half of 2010, as we commenced our transition from our contracting business to our Energy Efficiency and energy management business in the second half of 2010. The revenue decrease for the nine months ended September 30, 2011 was primarily due to a large number of projects in process and completed in the first half of 2010, versus no residential and minimal commercial electrical contracts pending or completed during 2011 due to the change in our business strategy, and no completed Energy Efficiency and energy management projects due to our extremely limited financial resources. During each of the three and nine month periods ended September 30, 2011, we completed 1 contract, as compared to 0 and 37 residential and commercial electrical contracts during the three and nine months ended September 30, 2010, respectively. During the three month period ended September 30, 2011, we completed some of our existing Energy Efficiency and energy management projects. However, we are in the “beta testing” stage of our WM Agreement and hope to meet with our customer to evaluate the cost savings. As a result of our financial constraints, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we previously hoped for.

Cost of revenue earned was $1,954 and $5,923, respectively, or 118.2% and 57.7%, of contract revenue earned for each of the three and nine months ended September 30, 2011, respectively, as compared to $0 and $270,163, or 0% and 92.7%, of contract revenue earned for the three and nine months ended September 30, 2010, respectively. Cost of revenue earned related entirely to our Energy Efficiency and energy management businesses for 2011 versus 2010, which was related entirely to our residential and commercial electrical contractor business. Cost of revenue earned decreased substantially in 2011 due to our change of business strategy. Cost of revenue earned includes materials purchases, subcontractor expenses for installation and our employee compensation and benefits.

Gross profit for the three and nine months ended September 30, 2011 was ($301) and $4,345, respectively, as compared to $0 and $21,148 for the three and nine months ended September 30, 2010, respectively. The decrease in gross profit for the nine months ended September 30, 2011 is directly attributable to the change of the nature of our business away from us being a commercial and residential electrical contractor to establishing the new business focus of providing our customers with Energy Efficiency and energy management solutions, resulting in a substantial decrease in our contract revenue. The decrease in gross profit for the three months ended September 30, 2011 as compared to the same period in 2010 was attributable to the phase out of residential and commercial projects in the 2010 period that incurred cost overruns.

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 were $741,073 and $14,183,513, respectively, as compared to $573,137 and $983,497 for the three and nine months ended September 30, 2010, respectively. The increase of $167,936 for the three months ended September 30, 2011, as compared to the same period in 2010 is primarily attributable to an increase in consulting and professional fees of approximately $167,936, increase in salaries and benefits expenses of approximately $180,487 increase in travel and entertainment expenses of approximately $18,400, increase in insurance expenses of approximately $11,400, partially offset by a decrease in investor relations costs of $796, decrease in research and development expenses of approximately $11,100, and a decrease in start up expenses of $291,180. The increase in salaries and benefits expenses was primarily attributable to accrual of deferred wages. The increase in consulting and professional fees was primarily attributable to the expenses associated with being a publicly-traded company and outsourcing certain sales and administrative functions.

The increase in selling, general and administrative expenses of $13,200,016 for the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to the expense of $11,713,876 recorded for the Option issued to FPF on June 27, 2011 and effective as of March 3, 2011, in conjunction with a FPF’s lending commitment agreement entered into with us, deemed as non-cash consulting fees, increase in other consulting and professional fees of approximately $1,178,513, increase in salaries and benefits of approximately $483,279, increase in travel and entertainment expenses of approximately $114,700, increase in insurance expenses of approximately $46,300, increase in research and development expenses incurred for our licensed water technology of approximately $22,700, increase in amortization of licensing fees of approximately $42,200 and increase in office, advertising and other operating expenses of approximately $140,900, partially offset by a decrease of approximately $455,000 in startup expenses. The increase in consulting and professional fees is attributable to becoming a publicly traded company, issuance of restricted stock for fees and outsourcing certain company functions. The increase in travel and entertainment is attributable to having multiple company locations and pursuing business opportunities outside the local areas. The increase in insurance expenses is attributable to insuring ongoing installation projects and other general insurance. The increase in research and development expenses is attributable to improving the design and performance of our water valve technology. The increase in salaries and benefits was primarily attributable to the hiring of new employees and salary increases for existing employees during the nine months ended September 30, 2011.

Our losses before other expenses for the three and nine months ended September 30, 2011 were $756,771 and $14,241,478, respectively, as compared to losses before other expenses of $554,959 and $944,171 for the three and nine months ended September 30, 2010, respectively. The substantially larger losses before other expenses are primarily attributable to us incurring increased selling, general and administrative expenses which increased by $167,936 and $13,200,016 for the three and nine months ended September 30, 2011, respectively, for the reasons discussed above.

Interest expense, net, and total other expenses for the three months ended September 30, 2011 were $12,911, as compared to $1,361 for the same period in 2010. Interest expense, net, and total other expenses for the nine months ended September 30, 2011 were each $24,552, as compared to $9,985 for interest expense, net, and total other expenses for the same period in 2010. Interest expense, net, increased for each of the three and nine month periods ended September 30, 2011 as a result of an increase in the principal amount borrowed under the line of credit from an affiliate, used to fund materials purchases and overhead expenses, partially offset by a decrease in principal balance on the Auto Loan and interest income earned with excess cash invested in money market funds. The increase in total other expenses for each of the three and nine months ended September 30, 2011 was due to the increased interest expense, partially offset by interest income, as discussed herein.

We incurred net losses of $769,682 and $14,266,035 for the three and nine months ended September 30, 2011, respectively, as compared to net losses of $556,320 and $954,156 for the three and nine months ended September 30, 2010, respectively. The substantial increase in our net losses for the periods ended September 30, 2011 were primarily attributable to non-cash consulting expenses associated with the issuance of the Option to FPF, expenses associated with being a publicly-traded company, including consulting and professions fees, salaries and related expenses associated with hiring of new employees and salary increases of existing employees, and travel and entertainment expenses attributable to having multiple company locations and pursuing business opportunities outside the local areas, as discussed above. The net loss per share, basic and diluted, for the three and nine months ended September 30, 2011 was $0.00 and $0.03, respectively, as compared to $0.00 and $0.00 for the three and nine months ended September 30, 2010, respectively, based upon the net losses being offset by a very large number of weighted average shares of our common stock outstanding.

Liquidity and Capital Resources

As of September 30, 2011, we had negative working capital of $2,396,155, as compared to a positive working capital of $507,555 at December 31, 2010. Cash was $52,461 as of September 30, 2011, as compared to $896,057 at December 31, 2010. The decrease in cash is attributable to the increased expenses of approximately $1,092,000 resulting from additional substantial expenses associated with being a publicly traded company and increased salaries and related expenses associated with expanding our consultants, management and operating teams, as discussed above, of which $1,079,000 is associated with the purchase of lighting and water savings equipment and payments for labor for pending WM Agreement, offset by net proceeds of $500,000 borrowed under the LoC Agreement from March through June 2011, net proceeds of $239,400 borrowed from certain affiliates and a consultant of the Company, proceeds of $480,000 as the second progress payment under the Riverbay Agreement, which were in-turn offset by deferred project costs, an increase in accrued liabilities of approximately $1,193,900 and an increase in trade payables of approximately $258,000.

We also financed the purchase of a vehicle through Mercedes-Benz Financial (the “Auto Loan”). The Auto Loan bears interest at 3.9% per annum and is due on April 28, 2015. The balance of the Auto Loan as of November 13, 2011 is $42,999. This liability was incurred prior to the share exchange between Southside and GEM.

We borrowed $500,000 under our LoC Agreement through June 2011 and obtained short-term bridge loans in an aggregate amount of $239,400 from certain of our affiliates and a consultant of the Company. We expect to make additional investments for equipment and inventory of approximately $50,000 during the next twelve months to service our potential new contract customers. We anticipate that our existing resources, net proceeds from these private placements, loans and the line of credit from our affiliates and progress payments under the Riverbay Agreement will partially assist us with making these additional investments and to satisfy our working capital requirements for at least the next twelve months. In addition, despite having minimal contract revenues for the nine month period ended September 30, 2011, we hope that as we progress with the shift in our business strategy away from the former Southside contracting business to the new strategy of Energy Efficiency and energy management, and receive payments from Riverbay pursuant to the Riverbay Agreement and the WM Agreement (as discussed above under “Recent Developments”), we will be able to generate contract revenue from operations in the fourth quarter of 2011, if any, and that such efforts and revenues will also contribute to satisfy our working capital requirements during the next twelve months. Our ultimate success, however, will likely depend on our ability to raise additional capital. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt and/or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. There can be no assurance that additional funds will be available when needed from any source, if at all, or, if available, will be available on terms that are acceptable to us.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity relating to a potential increase in contract revenue earned resulting from our products sold to customers through third-party leases financed by FPF.

As of November 13, 2011, we have cash of approximately $13,000, trade receivables of approximately $19,000, a receivable of $50,000 due from a former affiliate and we have entered into two lighting contracts and one water efficiency project to sell our Energy Efficiency products which are estimated to generate monthly revenues of approximately $51,800. We believe that we will be able to sustain our current level of operations for approximately the next twelve months with the funds that we currently have on hand, the anticipated third party financing to monetize the revenues we expect to receive under the Riverbay Agreement and the remaining future payments due from Nyserda.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the nine months of 2011 and we have a working capital deficit as of September 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

Since June 30, 2011 to the date of this Quarterly Report, all of our officers, directors and employees have agreed to defer a substantial portion of their compensation due from our Company. In addition, our Chairman, President and CEO has deferred his entire salary due from April 7, 2011 to the date of this Quarterly Report. However, as a result of the recent termination of employment with our Company of Robert Weinstein, our former Chief Financial Officer, and in connection with a Demand for Arbitration filed in October 2011 by Mr. Weinstein with the New York office of the American Arbitration Association, seeking unpaid wages and benefits of approximately $511,000 that he is claiming he is owed under the terms of his employment agreement with us, we may be required in the immediate future to pay this former officer some or all of his deferred compensation and other benefits that he is claiming he is owed. In addition, certain of our consulting expenses were being paid through October 31, 2011 by a member of our Board of Directors and management. As of October 31, 2011, total deferred salaries and estimated payroll taxes were approximately $367,635. Total consulting expenses advanced by the member of our Board of Directors and management is approximately $29,000. We plan to pay the deferred salaries and advanced expenses with proceeds from borrowings or the possible sale of energy efficiency contracts owned by us.

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

Recent Accounting Pronouncements

For the nine months ended September 30, 2011, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Concentration of Customers

For each of the three and nine months ended September 30, 2011, we earned 100% of our contract revenue from one customer. For the three and nine months ended September 30, 2010, we had 0 and 3 customers, respectively, that, in total, represented 0% and 10%, of our contract revenue, respectively. Based upon our change of business strategy, we will seek to conduct business with customers serviced by Southside but there is no guarantee that these customers will require our Energy Efficiency services and/or products.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2011. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We continue to implement the measures discussed in the May 2011 10-Q, the August 2011 10-Q and the Annual Report, that we adopted following the merger of CDSS Wind Down, Inc. and GEM to address the material weaknesses in our internal control over financial reporting that was identified by our former management as part of its evaluation of our disclosure controls and procedures as of the end of certain of our reporting periods prior to the merger, which weaknesses related to our documentation and a lack of segregation of duties due to our limited size. If and when our financial position improves, we intend to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If and when implemented, the internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report may contain certain “forward-looking statements” as such term is defined by the SEC in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of the Annual Report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us which, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. We were served in October 2011. The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

There are currently no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Annual Report, which could materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes to our risk factors from those described in the Annual Report.

Risks Relating to Our Business

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is substantial doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital.

The condensed consolidated financial statements for the nine months ended September 30, 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2011, we had a negative working capital of $2,574,490, as compared to a positive working capital of $507,555 as of December 31, 2010. For the three and nine months ended September 30, 2011, we incurred net losses of $948,017 and $14,444,370, respectively, as compared to net losses of $556,320 and $954,156 for the three and nine months ended September 30, 2010, respectively. As of November 13, 2011, we had cash of approximately $13,000. Despite raising net proceeds from our July 2010, August 2010 and November 2010 private placements in aggregate amount of $2,500,000, borrowing $500,000 under the LoC Agreement through September 2011, and borrowing $239,400 from certain of our affiliates and a consultant of the Company, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our future is dependent upon our ability to obtain additional financing and upon the future success of our business. The financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. In addition, the report of our independent registered public accounting firm on our December 31, 2010 consolidated financial statements contained in the Annual Report includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenues to cover our operating expenses. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In addition, our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable and have incurred substantial losses, which could impact the availability or cost of future financings.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued throughout 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and events associated with the U.S. Government having approached its existing statutory limit on the amount of permissible federal debt have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The ongoing worldwide financial and credit crisis may continue indefinitely. Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. In addition, many of our customers rely on external funding to complete their construction and renovation projects. During the three and nine months ended September 30, 2011, our revenues increased by $1,653, or 100.0%, and decreased by $281,043, or 96.5%, respectively, as compared to the same periods in 2010, primarily due to a larger number of projects in process and completed in 2010 versus no residential and commercial electrical contracts pending or completed during the first nine months of 2011, as we continued to transition from our contracting business to our Energy Efficiency and energy management business. As a result, because we may not be able to generate sufficient revenues and income, we will need to obtain additional funding to cover our operating expenses and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

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

Affiliates of Ronald P. Ulfers, Jr., our Chairman, President and Chief Executive Officer, directly own approximately 63.9 million shares, which represent approximately 14.4% of our common stock outstanding as of November 14, 2011. In addition, (i) an affiliate of Michael Samuel, a member of our Board, directly owns approximately 45.6 million shares, (ii) an affiliate of John Morra III, the President and Director of Project Development of GEM, owns approximately 38.2 million shares, and (iii) an affiliate of Oren Moskowitz, the Chief Technology Officer of GEM, owns approximately 18.9 million shares, respectively, which represent approximately 10.3%, 8.6% and 4.3%, respectively, of our common stock outstanding as of such date. Therefore, these officers, directors and employees of GEM and/or their affiliates, collectively beneficially own collectively approximately 166.7 million shares, which represent approximately 37.6% of our common stock outstanding as of November 13, 2011. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and these stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove our management. The ownership of these stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

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
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7
10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8
10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra III and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
10.10	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010.	Registration Statement on Form S-1/A (File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.11	Southside Electric Inc. Promissory Note – PNC Bank.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11
10.12	Southside Electric Inc. Security Agreement – PNC Bank.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12
10.13	Southside Electric Inc. Guaranty – PNC Bank.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13
10.14	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14
10.15	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.16	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16
10.17	Form of Stock Transfer Agreement.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17
10.18	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.18
10.19	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.19
10.20	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.20

10.21	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.21
10.22	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.22
10.23	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 21, 2011, Exhibit 10.23
10.24	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation.	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
____________________________
†	Management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: November 14, 2011	By:	/s/ Peter P. Barrios
		Name:	Peter P. Barrios
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)