Form 10-K
period 2011-12-31
Green Energy Management Services Holdings, Inc.
filed 2012-04-16
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 000-33491

Green Energy Management Services Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2873882 (I.R.S. Employer Identification No.)

2251 Drusilla Lane, Suite B Baton Rouge, Louisiana (Address of principal executive offices)	70809 (Zip Code)

Registrant’s Telephone Number, Including Area Code
(225) 364-2813

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ or No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter ended June 30, 2011, was approximately $9.3 million.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of April 16, 2012, the registrant had outstanding 443,977,432 shares of common stock, $0.0001 par value.

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

•	our ability to establish and maintain an effective system of internal control over financial reporting;

•	as a result of becoming a public company by means of a reverse merger transaction, we may not be able to attract the attention of major brokerage firms;

•	a decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations;

•	we do not expect to pay dividends in the foreseeable future;

•	there is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained;

•	our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares;

•	offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

•	we may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay; and

•
our assumptions regarding the federal tax consequences of the 2006 asset sale and our assumption that we will not have to pay Texas franchise tax as a result of the closing of the sale may be inaccurate.

The above-mentioned factors are described in further detail in Item 1A of this Annual Report under the section captioned “Risk Factors” set forth below.  You should assume the information appearing in this Annual Report is accurate only as of December 31, 2011 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date.  Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We are a full service energy management company based in the Southern United States.  During the second half of 2010, we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new strategy of Energy Efficiency (as defined herein) and energy management (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy.  Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, and the first half of 2011, including as discussed below under “Sales and Marketing.”   However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we proceed with our change in business strategy, we hope to enter into several new Energy Efficiency agreements during the year ended December 31, 2012, as well as secure additional business opportunities in the Energy Efficiency solutions market, and progress with our existing projects, subject to the availability of sufficient resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

Our operations are currently conducted in New York, New Jersey, Florida, and Louisiana. Recently, the Company relocated its primary corporate office to Baton Rouge, Louisiana in an effort to improve management communications and reduce cost. The Chief Executive Officer and Chief Financial Officer currently reside in Louisiana. The Company currently uses a network of commissioned sales representatives to market its products and services. The Company’s two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). The Company has successfully deployed these savings measures at Co-op City in the Bronx New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. See “Key Customers and Contracts” for further information.

The Company’s technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product,  while the water management system can effectively reduce consumption and sewerage by as much as 20%. The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives. With the exception of one structure, the water management system was installed simultaneously and is being monitored for its effectiveness. The Company generally installs all of its clean technology at its cost and shares the savings with the owner. The savings revenues vary from product to product but the Company generally receives at least 50% of the savings.

The Company has a backlog of installation opportunities to be performed via the “Beta Testing” process. Revenues from the beta tests will not be recognized until such time as the test results are determined. This method of installation generally means that the Company is “out of pocket” substantial costs until such time as the beta tests are confirmed. The mere fact that the beta test is confirmed does not obligate the customer to the usage of the product. However, the Company reserves the right to remove the product in the event the customer does not enter into a long term agreement with the Company. These agreements are generally for an initial period of five years, with a five year renewal option. We anticipate that the levels of savings provided by our products will be well documented and as acceptance occurs, we will begin to eliminate the need to beta test at each site.

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

Product Applications

We currently utilize a wide variety of available Energy Efficiency solutions through the course of our business.  We are presently in the process of introducing into the market our entire line of products.  In the Energy Efficiency area, the most widely used products are the induction light bulb and the light-emitting diode (“LED”) light fixture.  Our fees will be generated from either the upfront costs of installation or under our shared savings energy management contracts.

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

Key Customers and Contracts

On November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City.  The Riverbay Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City.  Project inception was subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act, which was obtained in March 2011.  The agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion occurred during the third quarter of 2011 when GEM completed installation of at the fixtures.  Pursuant to the Riverbay Agreement we have received $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay.  We anticipate that during the term of the Riverbay Agreement we will receive approximately an additional $15,000 per month, to be adjusted based upon the actual savings on the project.

For the year ended December 31, 2011, one customer accounted for approximately 85% of our total contract revenue. For the year ended December 31, 2010, we had two customers that, in total, represented 37% of contract revenue.

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

We have manufacturing relationships with various vendors, including MHT Lighting, to ensure adequate supply of products with favorable product pricing and transportation cost.  We have also entered into a license and marketing agreement with Green RG Management, LLC and its affiliates (collectively, “Green RG”), acquiring a license to market exclusively and distribute patented and proprietary LED technology from Green RG.  By having suppliers geographically diverse, we also ensure that our clients are not delayed for delivery and installation of energy efficient products.  We have also entered into a technology assignment (as more fully described below) with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos, pursuant to which we obtained the rights to certain technology utilized in certain water valves used in our Energy Efficiency solutions.

Our team is also highly involved in the “green” industry through associations and is able to stay on the pulse of the market to ensure that we remain on the cutting edge of green technology development.

Sales & Marketing

With future funding, we plan to establish a formal sales and marketing team.  Presently, our internal sales force consists of our Chief Executive Officer.  To date, we have marketed, with our existing management team, to a small group of large-scale electricity consumers through targeted sales.

We have also contracted with several outside sales personnel as independent contractors to market to specific large-scale lighting and water consumers.  These contractors are compensated as a percentage of revenues or project profitability.  Such consulting, sales and marketing agreements include the following:

•
effective as of March 3, 2011, we entered into a Consulting Services Agreement (the “SE Consulting Agreement”) with SE Management Consultants, Inc. (“SEM”).  Pursuant to the SE Consulting Agreement, SEM agreed to advise us with respect to our business development, marketing, investor relations, financial matters and other related business matters.  The SE Consulting Agreement is for a term of four years, unless earlier terminated pursuant to its terms. As compensation for services to be provided, we agreed to pay SEM a monthly management fee (the “Management Fee”) of (i) $15,000 per month from March 1, 2011 to August 31, 2011, (ii) $25,000 per month from September 1, 2011 to February 29, 2012, and (iii) an amount equal to 1/1000 of the Company’s gross sales for the previous 12 months from March 1, 2012.  Such amounts have not yet been paid and have been accrued for as a liability on our financial statements.  The Management Fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the SE Consulting Agreement.  We also agreed to reimburse SEM for all of its reasonable business expenses incurred directly on our behalf;

•
effective as of March 3, 2011, we entered into a Sales Agency Agreement (the “Sales Agreement”) with Energy Sales Solutions, LLC (“ESS”), an affiliate of SEM, pursuant to which ESS agreed to serve, on a non-exclusive basis, as our sales representative for the solicitation and acceptance of orders for our entire line of energy-efficient, lighting products and other products and services offered by us in the United States, Canada, and the Caribbean.  The Sales Agreement will continue to be in effect as long as the SE Consulting Agreement remains in effect.  We agreed to pay ESS a commission of 10% of the gross sales of the products generated by or on behalf of ESS;

•
effective February 23, 2012 we entered into a technology assignment agreement with PMP and Mr. Bocos, pursuant to which we acquired the rights to a patent application utilized in certain water valves used in our Energy Efficiency solutions.

We have rapidly broadened our marketing approach to cover other alternative customers by exploring creative uses for available efficiency technologies.  Most recently, we have broadened our marketing effort to international clients which exhibit similar Energy Efficiency and cost savings to those domestically.  We have  joined regional organizations to better promote ourselves to potential customers for energy management and Energy Efficiency projects.  Our technology team has also focused marketing efforts through our comprehensive website as well as maintaining communications with existing and future customers.

We conduct research and development on our water conservation products as we continue to help our supplier improve the valve performance.  Pursuant to the PMP Agreement (as defined below), we spent approximately $221,266 relating to the water conservation technology development in 2011.  None of our development expenditures are borne by our customers.

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

The costs and effects of our complying with  environmental laws are insignificant.

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

Patents and Trademarks

On September 29, 2010, we entered into a technology license agreement (the “PMP Agreement”) with PMP and Mr. Bocos, pursuant to which we acquired an exclusive royalty-free license to market and sell certain water valves utilized in our Energy Efficiency solutions.  The PMP Agreement will be effective for as long as PMP or any assignee of PMP, retains any rights in the licensed technology and for so long as we pay Bocos the consulting fee provided for under the technology license agreement, which amounts to $8,000 per month.  On February 23, 2012 we modified the PMP Agreement to provide for an assignment of the patents applications thereunder to us.

Effective as of October 12, 2010, we entered into a license and marketing agreement with Green RG to acquire a license to install and distribute and on an exclusive basis, market, products manufactured by Green RG and its affiliates through the use of the licensors’ patented and proprietary energy efficient LED and solar energy solutions technology (the “Green RG Products”), in exchange for between 10 million and 30 million restricted shares of the Company’s common stock, based on the achievements of certain performance thresholds.  We  had intended to agree with certain of our existing stockholders to issue such shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares.  Within ten days of the execution of the agreement, we were obligated to issue 10 million shares of our common stock to Green RG, which shares will be fully vested once GEM has entered into bona fide written agreements to sell Green RG Products, generated as a result of opportunities presented to GEM by the licensors, having a value of at least $25 million.  The shares being held in escrow pursuant to the agreement would have been released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in agreements GEM has executed as a result of opportunities presented to GEM by Green RG.  Following September 30, 2010, for every $25 million in additional bona fide written agreements to sell Green RG Products that Green RG secures for GEM, we agreed to issue to Green RG an additional 10 million restricted shares of our common stock.  Such shares would have been released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in contracts GEM would have executed as a result of opportunities presented to GEM by Green RG.  We have not issued, and do not expect to issue, any shares  to Green RG as we do not believe their performance has met the required thresholds.

Employees

As of April 16, 2012, we had three full-time employees.  GEM also has several contracts for the services with independent consultants involved in Energy Efficiency, regulatory, accounting, financial and other disciplines, as needed.  None of our employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that we have a good relationship with our employees.  We also currently utilize the services of two consultants.

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

The consolidated financial statements for the year ended December 31, 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2011, we had negative working capital of $3,395,563, as compared to working capital of $507,195 as of December 31, 2010.  For the twelve months ended December 31, 2011, we incurred a net loss of $19,254,789, as compared to a net loss of $1,919,525 during the year ended December 31, 2010.  As of April 16, 2012, we had cash of approximately $17,000.  Despite borrowing $500,000 under a Line of Credit Agreement dated March 31, 2011 with a related party lender and borrowing $239,400 from certain affiliates and employees, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2011 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

Despite our testing, defects have been found and may be found in the future in our products.  This could result in, among other things, loss or market share or failure to achieve market acceptance.  Defects in our products during the term of our customers’ long-term contracts could cause us to incur significant warranty, support and repair costs.  If we install faulty LED or water savings products, we will be required to replace them at our cost.  The occurrence of these problems could result in the delay or loss of market acceptance of our products that would likely harm our business.  Defects, integration issues or other performance problems in our products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products.  Our customers and end-users could also seek damages from us for their losses.  A product liability claim brought against us, even if unsuccessful, would likely be time consuming, costly to defend and could have an adverse effect on our business, results of operations or financial condition.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, results of operations and our ability to raise additional capital.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The ongoing worldwide financial and credit crisis may continue indefinitely. Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. In addition, many of our customers rely on external funding to complete their construction and renovation projects. During the year ended December 31, 2011, our revenues decreased by $174,761, or 60%, as compared to the same period in 2010, primarily due to a larger number of projects in process and completed in 2010 versus no residential and commercial electrical contracts pending or completed during the year ended December 31, 2011, as we continued to transition from our contracting business to our Energy Efficiency and energy management business. As a result, because we may not be able to generate sufficient revenues and income, we will need to obtain additional funding to cover our operating expenses and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Risks Relating to our Organization and our Common Stock

Over 37.5% of our shares of our common stock are controlled by affiliates of Ronald Ulfers, our Chairman, President and Chief Executive Officer and a Member of our Board, certain other Members of our Board, and certain employees of GEM, which may influence the election of directors and the outcome of matters submitted to our stockholders.

Affiliates of Ronald Ulfers, our Chairman, President and Chief Executive Officer, own approximately 63.9 million shares, which represents approximately 14.4% of our common stock outstanding as of April 16, 2012. In addition, (i) an affiliate of Michael Samuel, a former member of our Board, directly owns approximately 45.6 million shares, (ii) an affiliate of John Morra III, the President and Director of Project Development of GEM, owns approximately 38.2 million shares, and (iii) an affiliate of Oren Moskowitz, the former Chief Technology Officer of GEM, owns approximately 18.9 million shares, respectively, which represent approximately 10.3%, 8.6% and 4.3%, respectively, of our common stock outstanding as of such date. Therefore, these officers, directors and employees (and former officers, directors and employees) of GEM and/or their affiliates, collectively beneficially own approximately 166.7 million shares, which represent approximately 37.5% of our common stock outstanding as of April 16, 2012. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and these stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove our management. The ownership of these stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our subsidiary, GEM, is subject to the information and reporting requirements of federal securities laws, and complying with these requirements will divert resources that we might have used in other aspects of our business.

As a result of the merger, GEM became a subsidiary of our Company and, accordingly, we and GEM are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  We will incur costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders.

In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act for GEM.  If either we or GEM is unable to comply with the requirements of the Sarbanes-Oxley Act, then such deficiency may interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  Our management, including our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Exchange Act) as of December 31, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that the disclosure controls and procedures were not effective.  We have identified certain material weakness in our internal control over financial reporting related to the Company’s lack of segregation of duties, failure to accrue for liabilities material to the financial statement, limited capability to interpret and apply accounting principles generally accepted in the United States and lack of formal accounting policies and procedures that include multiple levels of review.  Although we have implemented several measures to address such material weaknesses, we can provide no assurance, that our actions result in our disclosure controls and procedures being effective or will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our periodic reports.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures and therefore, internal control over financial reporting may not prevent or detect misstatements.  Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.  In addition, as a smaller reporting company with less or limited resources, we can provide no assurances that we will be able hire additional personnel and implement additional measures in the future to improve our internal controls over financial reporting.

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

We currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business.  Our future dividend policy will depend on the requirements of financing agreements to which we may be a party and applicable law.  Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures.  At December 31, 2011, we believe we have no probable exposures.  To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining our provision for income taxes.  In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Our reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.  The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

Our assumptions regarding the federal tax consequences of the asset sale may be inaccurate.

The McAfee Transaction was a taxable transaction to us for federal and state income tax purposes.  We recognized a gain on the sale and remitted the taxes computed and reported to the respective federal and state tax jurisdictions.  After filing of federal income tax returns by us and our subsidiaries, we utilized net operating loss carryforwards of approximately $44 million, including losses arising prior to and after the date of our 2002 spin-off from our former parent company, to offset taxable income for the year ended December 31, 2006.  We believe we have sufficient usable net operating losses to offset substantially all of the income or gain computed and reported by us for federal and state income tax purposes, including any alternative minimum tax, resulting from the sale.  Until such time as the statute of limitations expires in each of the tax jurisdictions there can be no assurance that the Internal Revenue Service or other relevant state tax authorities will ultimately assent to our tax treatment of the asset sale or utilization of the net operating loss carryforwards to offset the taxable income ultimately determined by a relevant tax authority.  To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the asset sale or the utilization net operating loss carryforwards, there may be adverse tax consequences to us and our stockholders, including that we could owe income taxes in an amount up to the entire purchase price and our common stockholders could be required to return any distributions they have received.

Our assumption that we will not have to pay Texas franchise tax as a result of the closing of the asset purchase agreement may be inaccurate.

We do not believe we will be obligated to pay any Texas franchise tax as a result of the closing of the McAfee Transaction.  Beneficial ownership of all of our assets was held by our then existing subsidiary Canberra Operating, L.P., a Texas limited partnership, and Texas franchise tax did not apply to dispositions of assets by limited partnerships.  To confirm our position, following the closing we applied to the Texas Comptroller of Public Accounts for a statement that no franchise or sales tax was due as a result of the closing of the Asset Purchase Agreement.  If the Texas Comptroller challenges our position, we could be required to pay the Texas franchise tax and our stockholders could be required to return any distributions they have received.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our principal executive office is located in the office of our Chief Financial Officer at 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana (the “Louisiana Office”). We are utilizing this space at no charge.  We do not currently have a signed a lease for this space.  We consider this facility to be suitable and adequate for the management and operation of our business.  We do not own any real property.

Item 3.   Legal Proceedings

We are subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business.  While the results of any ultimate resolution cannot be predicted, as of December 31, 2011, it is the opinion of management that any losses resulting from these matters will not have a material adverse effect on our financial position or results of operations.

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with us. In his Demand for Arbitration, Mr. Weinstein asserted that he was entitled to recovery of approximately $511,000 from our Company.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914.

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

On September 26, 2011, the landlord for the Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.

Item 4.   Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock has been quoted on the OTCBB under the symbol GRMS.OB since September 22, 2010.  Prior to September 22, 2010, our common stock was quoted on the OTCBB under the symbol CWDW.OB.  As of March 31, 2012, there were 787 holders of record of our common stock.  The last reported sales price of our common stock on March 31, 2012 was $0.03 per share.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2011	High	Low
1st Quarter Ended March 31, 2011	$0.26	$0.09
2nd Quarter Ended June 30, 2011	$0.13	$0.04
3rd Quarter Ended September 30, 2011	$0.06	$0.01
4th Quarter Ended December 31, 2011	$0.05	$0.00

Year Ended December 31, 2010	High	Low
1st Quarter Ended March 31, 2010	$0.30	$0.045
2nd Quarter Ended June 30, 2010	$0.189	$0.102
3rd Quarter Ended September 30, 2010	$0.375	$0.120
4th Quarter Ended December 31, 2010	$0.375	$0.220

Dividend Policy

Although GEM, prior to the Merger, made a distribution of $18,096 to its stockholders during the six months ended June 30, 2010, we did not pay any cash dividends in 2010 or 2011 and currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business.  Our future dividend policy will depend on the requirements of financing agreements to which we may be a party.  Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since January 1, 2011 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Company Overview

We are a full service energy management company based in the Southern United States. During the second half of 2010, we underwent a significant shift in our business strategy away from Southside’s former contracting business to the new strategy of Energy Efficiency and energy management (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy.  Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, and the first half of 2011, including as discussed above under “Business ― Sales and Marketing.”  However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we previously hoped for.  As we proceed with our change in business strategy, we hope to enter into several new Energy Efficiency agreements during the year ended December 31, 2012, as well as secure additional business opportunities in the Energy Efficiency (as defined herein) solutions market, and progress with our existing projects, subject to the availability of sufficient resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) water valve solutions.  We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity.  We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.   Industry participants focus on assisting clients to effectively maximize Energy Efficiency.  We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts.  We offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

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

Certain Agreements

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

As required under the Commitment Letter, on June 27, 2011, the Company issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of the then outstanding common stock of the Company (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”). The Option Price of $0.165 per share is equal to 110% of the closing price of our common stock on the OTCBB on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date).  The Option may be exercised in part or in full at any time during the 48-month period commencing on the Effective Date and the Option Price will be adjusted proportionately for any partial exercise of the Option. The Option may also be exercised on a cashless basis. Pursuant to the terms of the Commitment Letter, in the event that the Commitment Letter is terminated or GEM meets the funding threshold described in the Commitment Letter and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Option that FPF would not be entitled to exercise as a result of such termination or failure to fund. The Option does not grant FPF any voting rights or other rights as a stockholder of the Company until the Option is exercised, and upon exercise, only for such exercised portion of the Option. The Option vested immediately as of the Effective Date.  As of December 31, 2011, FPF had the right to exercise the Option to purchase 78,348,958 shares of the Company’s common stock, assuming 100% of the Option was exercised.

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

On March 31, 2011, GEM entered into a Line of Credit Agreement (the “LoC Agreement”) with a related party lender, pursuant to which the lender advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter of 2011, GEM borrowed an additional $400,000 under the Line of Credit Agreement, which advance was made on the same terms and evidenced by a similar promissory note.  The notes bear interest at a rate of 12% per year, with interest on the note paid monthly.  The repayment of the notes was due on March 31, 2012, but has been extended to May 1, 2012.  The note constitutes an unsecured obligation of GEM.  The proceeds from the loan were used for general corporate purposes.

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

Results of Operations

Results of Operations for the years ended December 31, 2011 and 2010

We are a full service energy management company based in the Southern United States. During the second half of 2010, we underwent a significant shift in our business strategy away from Southside’s former contracting business to the new strategy of Energy Efficiency and energy management (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy.  Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, and the first half of 2011, including as discussed above under “Business ― Sales and Marketing.”  However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we proceed with our change in business strategy, we hope to enter into several new Energy Efficiency agreements during the year ended December 31, 2012, as well as secure additional business opportunities in the Energy Efficiency (as defined herein) solutions market, and progress with our existing projects, subject to the availability of sufficient resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

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

Contract revenue earned for the year ended December 31, 2011 was $116,550 as compared to contract revenue earned of $291,311 for the year ended December 31, 2010. All of the contract revenue earned during 2011 was derived from our new Energy Efficiency and energy management business. Contract revenue earned decreased $174,761 or 60%, for the year ended December 31, 2011 as compared to 2010. The revenue decrease for the year was primarily due to not fully completing new contracts during the six months ended June 30, 2011 compared to winding down the commercial and residential electrical contracts in the firth half of 2010.  In addition, during the year ended December 31, 2011, we had no new electrical contracting services contracts as we continued to transition from our contracting business to our Energy Efficiency and energy management business.  During the year ended December 31, 2011, we completed an aggregate of 0 contracts as compared to 37 during the year ended December 31, 2010.  Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, GEM encountered significant difficulties securing new business and adapting to its new Energy Efficiency solutions market.

Cost of revenue earned was $33,583, or 28.81% of contract revenue earned for the year ended December 31, 2011, as compared to $270,163, or 92.74% of contract revenue for the year ended December 31, 2010. Cost of revenue earned for 2010 was exclusively related to our residential and commercial electrical contractor business and for 2011, was exclusively related to our Energy Efficiency and energy management businesses.  For 2010, cost of revenue earned includes materials purchases, subcontractor expenses for installation and our employee compensation and benefits. For 2011, cost of revenue earned was amortization of the cost of the project amortized over 180 months starting in the month the project was able to be billed. Gross profit for the year ended December 31, 2011 was $82,967, as compared to $21,148 for the year ended December 31, 2010. The increase in gross profit in 2011 is attributable to the high profit margin on the energy management system projects compared to minimal profit earned during the winding down of our commercial and residential electrical projects business.

Selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were $19,250,020 and $1,931,861, respectively. The increase of $17,318,159 for 2011, or 896%, as compared to the same period in 2010 is primarily attributable to non-cash expenses in issuing stock warrants for potential working capital of $11,719,170, consulting expenses of $1,305,841, legal and accounting fees of $667,671, research and development expenses related to our water valve product of $248,087 and travel expenses of $188,784.  There also were increases in salaries and benefits of approximately $248,087, increase in insurance expense of approximately $49,787, increase in non-cash expense amortizing intangibles of $52,800, an increase of $58,412 in rent expense due to having space both in Teaneck, NJ and Miami, FL, and an increase of $40,262 in expenses relating to preparing reports and other matters relating to requirements under the federal securities laws.  The start-up expenses for the year ended December 31, 2010 consisted of legal fees of approximately $330,000, accounting expenses of approximately $220,000 and consulting and travel expenses of approximately $250,000. These expenses increased significantly despite Southside already having operated for a number of years, because we incurred certain costs and expenses associated with the Merger and significant costs relating to becoming a publicly traded company (via the Merger).  There were decreases in 2011 compared to 2010 on start up expense of $786,756 due to expenses in 2010 that were not needed in 2011.  Office and postage expense in 2011 were less than in 2010 by $25,285.

Operating loss for the year ended December 31, 2011 was $19,192,017 as compared to an operating loss of $1,919,522 for the year ended December 31, 2010. The substantially larger operating loss is primarily attributable to non-cash expenses of $11,719,170 incurred due to issuing stock warrants that secured potential working capital for future projects and increased selling, general and administrative expenses of $5,598,989 for the reasons discussed above.  For 2010, the operating loss was partially offset by the settlement of certain trade payables at a discount, resulting in the recognition of a total gain of $24,029 during the year.

Interest expense, net, for the years ended December 31, 2011 and 2010 was $62,772 and $13,303, respectively. Interest expense increased as a result of an increase in the principal amount borrowed under the loans obtained from related parties, the line of credit from related parties, credit card liabilities used to finance expenses and interest awarded as part of an arbitration award to our former chief financial officer.

We incurred a net loss of $19,254,789 for the year ended December 31, 2011 as compared to a net loss of $1,919,525 for the year ended December 31, 2010. The substantial increase in our net loss in 2011 was primarily attributable to non-cash expenses of $11,719,170 associated with issuing stock warrants for possible future financing of energy projects.  The net income or loss per share, basic and diluted, for the periods was $0.04 and $0.00 based upon the income and loss being offset by a very large number of weighted average shares of common stock outstanding.

Results of Operations for the years ended December 31, 2010 and 2009

Revenues for the year ended December 31, 2010 decreased by $1,406,010 or 82.84%, from the corresponding period in 2009, primarily due to a lesser number of contracts completed, offset partially by higher prices for our services. During the year ended December 31, 2010, we completed 37 commercial and residential electrical contracts for various customers as compared to 143 during the year ended December 31, 2009.  The major reason for the decrease was the beginning of the transition from traditional commercial and residential electrical contracting business to the energy management system.

Cost of revenues was $270,163, or 92.74% of revenues, for the year ended December 31, 2010, compared to $1,456,506, or 85.81% of revenues, for the year ended December 31, 2009.  Cost of revenues includes materials purchases, subcontractor expenses for installation and company employee wages and benefits.  The decrease in 2010 our gross profit of $219,667, from $240,815 for the year ended December 31, 2009 is primarily attributable to a lower volume of work performed in 2010 as compared to 2009.

Selling, general and administrative expenses for the year ended December 31, 2010 were $1,931,861, compared to $312,254 for the year ended December 31, 2009.  The increase of $1,619,607 resulted from increases in salaries and benefits, vehicle costs and travel and entertainment expenses of approximately $723,000 and start up expenses of $786,756, which were primarily attributable to the transition to the energy management system during the year ended December 31, 2010.

Our operating loss for the year ended December 31, 2010 increased by $1,821,458 to a loss of $1,906,222, compared to a loss of $84,764 for the year ended December 31, 2009.  This decrease is primarily due to transitioning to the energy management system.

Interest and financing expenses for the year ended December 31, 2010 were $13,303, compared to $4,421 for the year ended December 31, 2009.

As a result of the foregoing, we recorded a net loss of $1,919,525 for the year ended December 31, 2010, compared to a net loss of $89,185 for the year ended December 31, 2009.  The net loss per share, basic and diluted, for the periods was $0.00 and $0.00 based upon the income and loss being offset by a very large number of weighted average number of shares of common stock outstanding.

Liquidity and Capital Resources

As of December 31, 2011, we had negative working capital of $3,395,563, as compared to positive working capital of $507,195 at December 31, 2010. Cash was $55,296 as of December 31, 2011, as compared to $896,057 at December 31, 2010. The decrease in cash is attributable to the consulting expenses, legal and accounting fees, research and development expenses, travel expenses, salaries and benefit expenses and other overhead expenses and increase in project costs and additional costs of being a publicly traded company.

The decrease in working capital is primarily due to the amounts spent on project costs as noted above, an increase in loans of $687,105, an increase of accounts payable of $480,685 and accrued liabilities of approximately $1,837,450, partially offset by a decrease in other current costs of approximately $100,992. The increase in accrued liabilities resulted primarily from the increase in legal fees related to the preparation and filing of reports under the Securities Exchange Act and from completing a registration statement on Form S-1 and accrued wages and benefits and consulting and travel expenses. Accounts payable increased primarily due to the decrease in the contract revenue stream.

In 2009, we financed the purchase of a vehicle through Mercedes-Benz Financial. The loan bears interest at 3.9% per annum and is due on April 28, 2015. In October 2011, the company transferred the car and outstanding loan to the former owner of Southside Electric, Inc.

We received $1,100,000 in net proceeds from sale of our common stock and convertible notes in our July 2010 and August 2010 private placements. In addition, we also received net proceeds of $1,440,000 from the sale of our common stock in a private placement transaction that closed in November 2010.

 During 2011, we began the new strategy of Energy Efficiency and energy management.  We have completed electrical and water valve contracts with Riverbay and started to collect on the energy savings generated by the electrical contract. We are currently considering the possible sale of selling the revenue stream for the electrical contract to a third party which could provide cash flow to pay off project costs and some accrued expenses.  There can be no assurance that we will be able to sell such contract rights or that any such sale will be on terms favorable to the Company.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity relating to a potential increase in contract revenue earned resulting from our products sold to customers through third-party leases financed by FPF.

As of April 16, 2012, we have cash of approximately $17,000 and trade receivables of approximately $30,000.  We are currently collecting on two lighting efficiency contracts which we currently estimate will generate monthly revenues of approximately $20,000. We believe that we will be able to sustain our current level of operations for approximately twelve months with the funds that we currently have on hand, the anticipated third party financing to monetize the revenues we expect to receive under the Riverbay Agreement and future payments.

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

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Green Energy Management Services Holdings, Inc.

Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Green Energy Management Services Holdings, Inc. (“the Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and  the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2012

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED BALANCE SHEETS

	For the years ended December 31,
	2011	2010
ASSETS
Current
Cash	$55,296	$896,057
Accounts receivable	31,116	23,638
Prepaid expenses	85,811	58,052
Deferred project costs - Current	46,367	39,114
Other current assets	52,540	111,292
Total Current Assets	271,130	1,128,153
Property and equipment-net	15,379	79,202
Deferred project costs	646,051	243,955
Licensing agreement-valve	538,560	673,600
Other assets	7,092	9,612
Total Assets	$1,478,212	$2,134,522

LIABILITIES AND STOCKHOLDERS (DEFICIT)
Current
Line of credit - bridge loan from related party	$239,400	-
Line of Credit	-	-
Note payable - Current portion	-	11,440
Bridge loan payable - related party	500,000	-
Accounts payable	908,840	428,155
Other accrued liabilities	2,018,453	181,003
Total Current Liabilities	3,666,693	620,598
Note payable - long-term portion		40,855
Total Liabilities	3,666,693	661,453

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock, $0.0001 per value, 500,000,000 shares authorized; 443,977,432 and 442,403,636 shares issued and outstanding on December 31, 2011 and December 31, 2010, respectively	44,397	44,240
Additional paid-in capital	19,143,444	3,600,362
Subscription receivable	-	(50,000)
Accumulated deficit	(21,376,322)	(2,121,533)
Total Stockholders’ Equity (Deficit)	(2,188,481)	(1,473,069)
Total Liabilities & Stockholders’ Equity (Deficit)	$1,478,212	$2,134,522

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010

Contract revenue earned	$116,550	$291,311
Cost of revenue earned	33,583	270,163

Gross profit	82,967	21,148

Selling, general and administrative expenses	19,250,020	1,931,861
Depreciation expense	15,546	19,538
Loss on sale of assets	9,418	-
Gain on settlement of trade payables	-	(24,029)

Operating loss	(19,192,017)	(1,906,222)

Interest expense, net	(62,772)	(13,303)

Total other expenses	(62,772)	(13,303)

Net loss before income taxes	(19,254,789)	(1,919,525)

Income taxes

Net loss	$(19,254,789)	$(1,919,525)

Net loss per common share - basic and diluted	$(0.04)	$0.00

Weighted average number of common shares outstanding	443,695,236	384,448,742

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss for the year	$(19,254,789)	$(1,919,525)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	68,346	19,538
Write off of intangible assets	60,000	-
Stock-based compensation	3,824,069	230,000
Warrant-based compensation	11,719,170
Gain on forgiveness of trade payables	-	(24,029)
Loss on forgiveness of subscription receivable	50,000	-
Loss on sale of vehicle	9,418	-
Net change in assets and liabilities:
(Increase) Decrease in contract receivables	(7,478)	197,014
(Increase) Decrease in prepaid expenses	(27,759)	(54,342)
(Increase) Decrease in deferred project costs	(1,209,349)	(283,069)
(Increase) in other current assets	100,992	(111,292)
(Increase) Decrease in other assets	2,520	(9,612)
Increase (Decrease) in accounts payable - trade	481,685	229,814
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Increase (Decrease) in advances from shareholders	-	(38,550)
Increase in accrued liabilities	1,836,450	177,201
Net cash (used in) operating activities	(2,346,725)	(1,586,852)
Cash flows from investing activities:
Cash paid for intangible asset	(20,000)	(40,000)
Cash distributions prior to merger	-	(9,998)
Purchases of property and equipment	(5,052)	(19,401)
Net cash (used in) investing activities	(25,052)	(69,399)
Cash flows from financing activities:
Net borrowings under bridge loans from affiliate	500,000	5,000
Cash received from Nyserda funding	800,000	-
Cash proceeds from merger transaction	-	1,100,000
Cash proceeds from equity issuance	-	1,440,000
Borrowings under bridge loans from affiliates	280,400	-
Repayment on bridge loans from affiliates	(41,000)
Repayment of debt on installment notes	(8,384)	(10,933)
Net cash provided by financing activities	1,531,016	2,534,067
Net increase (decrease) in cash	(840,761)	877,816
Cash - beginning of year	896,057	18,241
Cash - end of year	$55,296	$896,057
Supplemental disclosure of cash flow information:
Cash payments for interest	$9,589	$13,888
Non-cash items - Debt assumed by related party	$-	$200,000
- Stock used for acquisition of licensing agreement	$-	$633,600
- Transfer of assets for relief of debt	$43,911	$(1,100,000)

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (LOSS)

			Additional		Retained
	Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance as of December 31, 2009	351,691,756	35,169	(34,169)		(202,008)	(201,008)

Shares retained by stockholders of registrant	64,699,880	6,470	(6,470)			-
Shares issued upon conversion of convertible notes	23,000,000	2,300	1,147,700			1,150,000
Subscription receivable - Steve Solomon				$(50,000)		(50,000)
Distribution to shareholder prior to merger transactions			(9,998)			(9,998)
Common stock issued as compensation for consulting services at $0.18 per share	500,000	50	89,950			90,000
Debt assumed by related party			200,000			200,000
Common stock issued as purchase price for licensing rights at $0.30 per share	2,112,000	211	633,389			633,600

Common stock issued as compensation for Directors Serving on the Board of Directors at $0.35 per share	400,000	40	139,960			140,000
Redemption of shares pursuant to fund raising	(30,000,000)	(3,000)	3,000			-
Common stock issued in private placement	30,000,000	3,000	1,437,000			1,440,000
Net loss for the Year Ended December 31, 2010					(1,919,525)	(1,919,525)

Balance as of December 31, 2010	442,403,636	$44,240	$3,600,362	$(50,000)	$(2,121,533)	$1,473,069
Common stock as compensation for employment at $0.15 per share	1,373,796	137	205,932			206,069

Warrants issuable for lending commitment			11,719,170			11,719,170

Common stock issued as compensation for Directors Serving on the Board of Directors at $0.09 per share	200,000	20	17,980			18,000
Shares transferred as compensation for officer			3,600,000			3,600,000
Net loss for the year Ended December 31, 2011					(19,254,789)	(19,254,789)

Write off of subscription receivable				$50,000		50,000

Balance as of December 31, 2011	443,977,432	$44,397	$19,143,444	$-	$(21,376,322)	$(2,188,481)

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Organization and Going Concern
Description of Business and Organization
Overview
Green Energy Management Services Holdings, Inc. (f/k/a CDSS Wind Down Inc.) (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to as the “Company”, “we”, “us” or “our”) was incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction”), pursuant to a plan of liquidation approved by our stockholders (the “Liquidation Plan”).  On November 16, 2009, the Board of Directors of the Company (the “Board”) elected to terminate the Liquidation Plan.  Following the McAfee Transaction, we had no active business operations.  On August 20, 2010, pursuant to the terms of the Merger Agreement (as defined below), the Merger Sub (as defined below) merged with and into GEM (the “Merger”), and GEM, as the surviving corporation, became our wholly-owned subsidiary.
We are now a full service energy management company based in the Southern United States.  During the second half of 2010, we underwent a significant shift in our business strategy away from Southside’s former contracting business to the new strategy of Energy Efficiency and energy management (as discussed below). As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy.
We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) water conservation solutions. We are engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity. In addition, we offer our customers a patented water valve technology which has the ability to reduce residential and commercial water usage by reducing the amount of air passing through the pipes while maintaining water pressure.

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

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we have generated minimal revenues, and we have a working capital deficit of $3,395,563 at December 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.
Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and/or upon obtaining additional financing to carry out our business plan. We intend to fund our operations through equity and debt financing arrangements, any revenues generated in the future and any loan arrangements that may be provided to us by our affiliates. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Recognition of Income on Electrical Contracting Contracts
We utilize the percentage of completion method for recognizing profits on fixed price contracts for financial reporting purposes and on the cash basis method for income tax purposes. Estimates of percentage of completion are based on direct costs incurred to date as a percentage of the latest estimate of total costs anticipated. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that our estimates of costs and revenues will change in the near future. Provisions for anticipated losses on contracts are made when such losses become apparent. Profits on cost-plus contracts are recognized as costs are incurred for both financial reporting purposes and income tax purposes.

Recognition of Income on Energy Efficiency Contracts
We recognize income on energy efficiency contracts ratably over the life of the contract, based upon our share of the savings associated with the contract.

Cash
Cash and cash equivalents include cash on hand and money market demand deposits with banks.

Receivables
We currently provide Energy Efficiency services to a diversified group of customers and previously provided construction and contracting services during the first half of 2010.  Unsecured credit is extended based on an evaluation of each customer's financial condition. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

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

Deferred Costs
We capitalize costs associated with contracts that will generate future revenues from energy savings. These contracts will span between five and ten years.  These deferred costs are amortized as a component of cost of revenue over the life of the contract, using the straight-line method.

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

Concentration of Customers
For the year ended December 31, 2011, one customer accounted for approximately 85% of our total contract revenue. For the year ended December 31, 2010, we had two customers that, in total, represented 37% of contract revenue.  Based upon our change of business strategy, we will seek to conduct business with customers in high energy cost metropolitan areas.

Share-Based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s option based equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.
The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income taxes
The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, ASC 740- “Accounting for Income Taxes” (“ASC 704”).  This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings Per Share
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities, if any, were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. For the year ended December 31, 2010, there were no common stock equivalents.  For the year ended December 31, 2011, all common stock equivalents were anti-dilutive.

Recently Issued Accounting Pronouncements
The Company does not believe any recently issued accounting pronouncements issued by the FASB and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

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
 As part of the August 20, 2010 private placement, Mr. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, purchased a convertible promissory note in the principal amount of $150,000. Subsequent to the Merger, on September 2, 2010, these notes, including Mr. Solomon’s note, were converted by the Company into an aggregate of 23,000,000 shares of our common stock. Pursuant to the subscription agreements, we agreed to file a registration statement on Form S-1 covering the shares of common stock issued in our private placement entered into in connection with the private placement and the shares of common stock issued upon conversion of the convertible promissory notes.  On January 5, 2011, we filed with the SEC Amendment No. 4 to such registration statement and the SEC declared it effective on January 11, 2011.
As a result of the Merger and GEM becoming our wholly-owned subsidiary, we are now primarily involved in the distribution of energy efficient lighting units (the “Units”) and water saving devices to end users who utilize substantial quantities of electricity and water.  We maintain business operations with several locations in the United States, distributing products and services to municipal and commercial customers.  Industry participants focus on assisting clients effectively maximize their energy efficiency potential.
In connection with the execution of an agreement between the Company and Green RG Management, LLC, as more fully discussed in Note 4 below, we formed a new subsidiary, GEMRG, Inc.
On October 26, 2010, we entered into an agreement with Claudio Castella to provide sales leads and certain marketing services.  Pursuant to the agreement, Mr. Castella would receive a draw of $8,000 per month against a commission of 5% of net profits of projects we executed that Mr. Castella brought us. On February 1, 2011, Mr. Castella became our employee and, as a result, we mutually discontinued his agreement.  Mr. Castella has since been terminated.
On November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. The Riverbay Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City. Project inception was subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act, which was obtained in March 2011. The agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion  occurred during the third quarter of 2011 when GEM completed installation of at the fixtures. We have received $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay.  We anticipate that during the term of the Riverbay Agreement, we will receive approximately an additional $15,000 per month, to be adjusted based upon the actual savings on the project.
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
 On December 17, 2010, we entered into a name purchase and transfer agreement (the “NPA”) with Airlock, LLC, a company owned by Michael Samuel, our then Chairman, President and Chief Executive Officer (“Airlock LLC”).  Pursuant to the NPA, Airlock LLC irrevocably sold, assigned, transferred and delivered all of its rights, title and interest, worldwide, in and to the name “Airlock” and any goodwill associated with and symbolized by the name “Airlock.”  For these rights, we paid Airlock LLC $40,000.  We also entered into a valve purchase agreement (the “VPA”) with Airlock LLC.  Under the VPA, we prepaid a total of $98,560 for the exclusive right to place with our customers approximately 40 water saving valves from Airlock LLC.  This amount represents the entire cost of manufacturing these valves by PMP Pool Maintenance Protection, Inc. (“PMP”) and the only funds due for the purchase.
Also, see Note 19. Subsequent Events.

Note 4. Technology Licensing Agreements

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, the inventor of the patent pending water valve technology licensed under the PMP Agreement (the “Technology”).  On February 23, 2012, we modified the PMP Agreement, including having the Technology assigned to the Company.

The Technology is designed to reduce the amount and volume of air flowing through water pipes allowing a customer’s water meter to measure more precisely the exact amount of water used. The PMP Agreement allows the Company to market and distribute exclusively and to sell and service the water valve products manufactured through the use of the Technology to customers within various territories within the United States and a number of foreign countries.
In return for these rights, the Company issued to PMP 2,112,000 restricted shares of the Company’s common stock. The fair value of these shares on the date of the PMP Agreement was $633,600. In addition, pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000. The Company will periodically evaluate the value of the assigned technology and will adjust the value based upon periodic impairment analysis. In addition, the Company is amortizing the assigned technology over its useful life of 15 years.  As of December 31, 2011 and 2010, the value was $538,560 and $633,600.  The Company evaluated the assigned technology for impairment as of December 31, 2011 and determined that the future expected undiscounted cash flows were sufficient for recoverability.
Effective as of October 12, 2010, we entered into a license and marketing agreement with Green RG Management, LLC and its affiliates (collectively, “Green RG”) to acquire a license to install and distribute and on an exclusive basis, market, products manufactured by Green RG and its affiliates through the use of the licensors’ patented and proprietary energy efficient LED and solar energy solutions technology (the “Green RG Products”), in exchange for between 10 million and 30 million restricted shares of the Company’s common stock, based on the achievements of certain performance thresholds.  We  had intended to agree with certain of our existing stockholders to issue such shares to Green RG, however, there are presently no formal agreements in place to obtain such shares nor can we provide any assurance that any of our existing stockholders will agree to provide such shares.  Within ten days of the execution of the agreement, we were obligated to issue 10 million shares of our common stock to Green RG, which shares will be fully vested once GEM has entered into bona fide written agreements to sell Green RG Products, generated as a result of opportunities presented to GEM by the licensors, having a value of at least $25 million.  The shares being held in escrow pursuant to the agreement would have been released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in agreements GEM has executed as a result of opportunities presented to GEM by Green RG.  Following September 30, 2010, for every $25 million in additional bona fide written agreements to sell Green RG Products that Green RG secures for GEM, we agreed to issue to Green RG an additional 10 million restricted shares of our common stock.  Such shares would have been released to Green RG on a quarterly basis pro rata based upon the percentage of the $25 million in contracts GEM would have executed as a result of opportunities presented to GEM by Green RG.  As of December 31, 2011, we had not issued, and do not expect to issue, any shares  to Green RG as we do not believe their performance has met the required thresholds.

Note 5. Contract receivables

At December 31, 2011 and December 31, 2010, the following is a list of contract receivables outstanding:
	December 31, 2011	December 31, 2010
Billed:
Completed contracts	$-	$23,638

During the year ended December 31, 2011, the Company had no revenue from Electrical Contracting and therefore has no related contract receivables as of December 31, 2011.

Note 6.  Other Current Assets

The following is a detail of the Other current assets at December 31, 2011:
	December 31,	December 31,
	2011	2010

Short term portion of licensing agreement - valve	$42,240	$71,292
Advances	10,300	-
Airlock brand	-	40,000
	$52,540	$111,292

Note 7. Property and Equipment

We record our property and equipment at cost and provide for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.  Vehicles and office equipment are depreciated over a five year period and leasehold improvements over a fifteen year period.

The detail of property and equipment at December 31, 2011 and December 31, 2010 is as follows:
	December 31,	December 31,
	2011	2010

Vehicles	$ ___	$87,366
Computer Equipment	20,391	17,083
Leasehold Improvements	___	2,317
Total Property & Equipment	20,391	$106,766
Less: accumulated depreciation	(5,012)	(27,564)
	$15,379	$79,202
Depreciation expense was $15,546 and $19,538 for the years ended December 31, 2011 and 2010, respectively.
During 2011, the vehicle was transferred and the obligation assumed by one of the employees of the Company reflecting a loss shown on the Statements of  Income and on the Statement of Cash Flows of $ 9,418.

Note 8. Deferred Project Costs

We have incurred costs associated with three in-process efficiency lighting and water conservation projects. Cost items consist of materials and labor costs to purchase and install products purchased from outside vendors and either are installed or pending installation.  At December 31, 2011, the total costs incurred, net of 2011 amounts amortized and written off, total approximately $692,000, of which approximately $42,000 and approximately $650,000 are classified as current and long-term, respectively, on our consolidated balance sheets.  At December 31, 2010, the total costs incurred totaled approximately $283,000, of which approximately $39,000 and approximately $244,000 were classified as current and long-term, respectively, on our consolidated balance sheets.  During 2011, the Company amortized approximately $34,000 of these costs to cost of revenue earned and wrote off approximately $32,000 of these costs upon the Company’s determination that certain projects would be unsuccessful.  During 2010, none of these costs were amortized or written off.

Note 9. Debt

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LoC Agreement with a related-party (lender), pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012, but has been extended to May 1, 2012. See note 15 for more detail.
During the year ended December 31, 2011, certain of our affiliates, a consultant of the Company, and a related party (the “Lenders”) provided us with short-term bridge loans in aggregate amount of $280,400 (the “Loans”). The Loans were not evidenced by promissory notes and do not bear interest. During the fourth quarter 2011 the Company was able to pay back $41,000 of these Loans.  At December 31, 2011, there was a balance owed of $239,400.
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

In 2009, we purchased a vehicle which is financed by Mercedes Benz Financial Services. The terms of the note are 66 payments of $1,098 with an interest rate of 3.90%. The total financed was $65,000 and the outstanding principal balance at December 31, 2010 was $52,295.  In September 2011, the Company transferred the vehicle and outstanding note to a GEM employee.  This transaction is classified as a non-cash transaction on the Company’s 2011 statement of cash flows.

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

Note 10. Accrued Liabilities

The details of accrued liabilities at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010
Accrued startup expenses	$6,496	$48,070
Accrued salaries and benefits	884,974	132,933

Accrued interest	53,511	____
Accrued consulting fees	1,018,597	____
Accrued rent	54,875	____
	$2,018,453	$181,003

Since June 30, 2011 to the date of this Annual Report, all of the Company’s officers, directors and employees have agreed to defer a substantial portion of their compensation due from the Company. In addition, our Chairman, President and CEO had deferred his entire salary due from April 7, 2011 to the date of this Annual Report.  In addition, certain consulting expenses due by the Company were being deferred through December 31, 2011.  As of December 31, 2011, total deferred salaries totaled approximately $884,974. Total consulting expenses accrued are approximately $1,018,597.  The Company plans to pay a portion of the deferred salaries and advanced expenses with proceeds from borrowings or the possible sale of energy efficiency contracts owned by the Company.

Note 11.  Income taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  At December 31, 2011, the Company had approximately $ 5,328,620 of losses available for carryfoward to future years.  The unused net operating losses begin to expire December 31, 2024.  At December 31, 2011, the Company’s deferred tax asset resulting from the cumulative NOLs amounted to $ 1,865,017 which is covered by a full valuation allowance due to uncertainty of the Company’s ability to generate future taxable income necessary to realize the related deferred tax asset.

Note 12. Commitments and Contingencies

Legal Matters
From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business.  Other than as set forth below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us which, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.
On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with us.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914.  This amount has been accrued as of December 31, 2011.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.   At December 31, 2011, this amount is in accounts payable.
On September 26, 2011, the landlord for the Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.

The PMP Agreement

Pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.  On February 23, 2012, we modified the PMP Agreement, including having the Technology assigned to the Company.

Operating leases
In 2011, the Company leased office space in Teaneck, New Jersey and in Sunshine and Midtown Miami, Florida.  At December 31, 2011, all office space leases were terminated.  In October 2011, the Company moved its corporate office to Baton Rouge, Louisiana.  The company is utilizing office space, at no charge, from its CFO.  Rent expense for 2011 totaled $90,437.  Of that amount, $54,785 is included in accrued expenses at December 31, 2011.
The Company also leased vehicles through operating leases which expire at various dates.  For the years ended December 31, 2011 and 2010, total vehicle lease payments were $0 and $3,870, respectively, which are included in costs of revenue and general and administrative expenses in these financial statements.

Titan Consulting Agreement
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

Issuance of Common Stock to Green RG
Pursuant to the license and marketing agreement that we entered into with Green RG, we may be required to issue to Green RG between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds.  As of December 31, 2011, no shares have been issued to Green RG. See Note 4. Technology Licensing Agreements.

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

As required under the Commitment Letter, on June 27, 2011, the Company issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of the then outstanding common stock of the Company (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”). The Option Price of $0.165 per share is equal to 110% of the closing price of our common stock on the OTCBB on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date).  The Option may be exercised in part or in full at any time during the 48-month period commencing on the Effective Date and the Option Price will be adjusted proportionately for any partial exercise of the Option. The Option may also be exercised on a cashless basis. Pursuant to the terms of the Commitment Letter, in the event that the Commitment Letter is terminated or GEM meets the funding threshold described in the Commitment Letter and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Option that FPF would not be entitled to exercise as a result of such termination or failure to fund. The Option does not grant FPF any voting rights or other rights as a stockholder of the Company until the Option is exercised, and upon exercise, only for such exercised portion of the Option. The Option vested immediately as of the Effective Date.
As of December 31, 2011, FPF had the right to exercise the Option to purchase 78,348,958 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $11,719,170 and $0 in Option-based compensation expenses for consultants for the years ended December 31, 2011 and 2010, respectively.  Although we determined that the Company did not have a sufficient number of authorized shares to issue to FPF, assuming it had exercised the Option in full on December 31, 2011, under derivative accounting principles the Option was not considered a derivative security since we have the authority to complete the reverse stock split previously approved by our stockholders, which would provide a sufficient number of authorized shares to exercise the Option.
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

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Shares Underlying Option	Weighted Average Exercise price
Balance at January 1, 2011	0	NA
Deemed Granted	78,348,958	$0.14
Balance at December 31, 2011	78,348,958	$0.14

Compensation. SEM Consulting Agreement
Effective as of March 3, 2011, GEM entered into a Consulting Services Agreement (the “Consulting Agreement”) with SE Management Consultants, Inc., a Florida corporation (“SEM”).  Pursuant to the Consulting Agreement, SEM will advise GEM with respect to GEM’s business development, marketing, investor relations, financial matters and other related business matters.  The Consulting Agreement is for a term of four years, unless earlier terminated pursuant to its terms. As compensation for services to be provided, GEM agreed to pay SEM a monthly management fee (the “Management Fee”) of (i) $15,000 per month from March 1, 2011 to August 31, 2011, (ii) $25,000 per month from September 1, 2011 to February 29, 2012, and (iii) an amount equal to 1/1000 of GEM’s gross sales for the previous 12 months from March 1, 2012.  The Management Fee cannot be less than $15,000 per month and is capped at $75,000 per month at any time during the term of the Consulting Agreement.  GEM will also reimburse SEM for all of its reasonable business expenses incurred directly on behalf of GEM.  GEM and SEM can each terminate the Consulting Agreement immediately for “cause” (as defined in the Consulting Agreement); upon termination for “cause,” by SEM, GEM must pay SEM (x) any portion of the Management Fee it is due through the date of termination, (y) any unreimbursed expenses and (z) a termination fee equal to six months of the then-existing Management Fee.

In addition, in connection with the Consulting Agreement, effective as of March 3, 2011, GEM entered into a Sales Agency Agreement (the “Sales Agreement”) with Energy Sales Solutions, LLC, a Florida limited liability company (“ESS”) which is an affiliate of SEM.  Pursuant to the Sales Agreement, ESS agreed to serve, on a non-exclusive basis, as GEM’s sales representative for the solicitation and acceptance of orders for GEM’s entire line of energy-efficient, lighting products and other products and services offered by GEM (the “Products”), in the United States, Canada, and the Caribbean.  The Sales Agreement will continue to be in effect as long as the Consulting Agreement remains in effect.  GEM agreed to pay ESS a commission of 10% of the gross sales of the Products generated by or on behalf of ESS.  GEM and ESS can each terminate the Sales Agreement immediately for “cause” (as defined in the Sales Agreement).

 Note 13. Settlement of Trade Payables

In the process of reviewing Southside payables, the Company in 2010, negotiated settlement payments with four of the trade payable vendors for a total discount of $24,029 which were recorded as a gain on our consolidated statements of operations.  There were no settlements of trade payables in 2011.

Note 14. Stockholders Agreement

In connection with the Merger, on August 20, 2010, we entered into a stockholders’ agreement (the “Stockholders Agreement”) with GEM, Michael Samuel, our Chief Executive Officer, Chairman, President and a member of our board of directors, and our pre-Merger officers and directors. Pursuant to Stockholders Agreement, we took the following actions:
☐
on September 20, 2010, we filed with the SEC a Registration Statement on Form S-1 (the “Form S-1”) covering shares of our common stock owned by our pre-Merger officers and directors (the “Holders”). The SEC declared the Form S-1 effective on January 6, 2011;

☐	on October 26, 2010, we filed with the SEC a Registration Statement on Form S-8 (the “Form S-8”) covering certain shares held by the Holders eligible for registration on Form S-8; and

☐
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

In addition, during 2011, we made a capital call on Ice to contribute and return to our treasury 10,000,000 shares of our common stock owned by Ice for us to issue to Ronald Ulfers, our Chairman, Chief Executive Officer and President, in connection with his acceptance of appointment to such positions.  However, in lieu of us issuing the shares to Mr. Ulfers and Ice contributing and returning to us 10,000,000 shares, Ice transferred directly to Mr. Ulfers 10,000,000 shares of our common stock held by Ice.  Ice is currently the beneficial owner of 302,643 shares of our currently outstanding common stock. Ice will not receive any direct benefits under the Stockholders’ Agreement. Due to the fact that the Form S-1 was not declared effective by the SEC by December 19, 2010, Messrs. Samuel, Weinstein, D’Angelo and other former stockholders of GEM are required to deliver an aggregate of 10,550,752 shares of our common stock to the affected Holders.  As of December 31, 2011, such shares have not yet been delivered.

Note 15.  Related Party Transactions

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LoC Agreement with a related-party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012, but has been extended to May 1, 2012.  The note constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.
On April 26, 2011, we entered into a one-year consulting agreement Watz Enterprises LLC (“Watz”)(the “Watz Agreement”). Watz  is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses as of December 31, 2011 are 8 payments of $25,000, totaling $200,000. At the expiration of the term of the Watz Agreement, the Watz Agreement will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President and CEO and current member of the Board of Directors.
During the year ended December 31, 2011, certain of our affiliates and a consultant of the Company (the “Lenders”) provided us with short-term bridge loans in aggregate amount of $280,400 (the “Loans”). The Loans were not evidenced by promissory notes and do not bear interest. We intend to repay a portion of the Loans from the proceeds of a third-party financing.  During the year ended December 31, 2011, $41,000 was repaid.  There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all. If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation. We used the proceeds of the Loans for project financing and general corporate purposes.
During the year ended December 31, 2011, we accrued lease payments for our office/storage space located in Miami, Florida in the total amount of $41,975, payable to Michael Samuel, a former member of our Board of Directors, and/or his affiliates.
Also, see Note 14. Stockholders Agreement with respect to the Stockholders Agreement.

Note 16.  Stock-Based Compensation

On September 1, 2010, we issued 500,000 common shares to CRN Initiatives, LLC for consulting services which were valued at $90,000. On October 6, 2010, we issued 400,000 shares to our independent members of the Board of Directors for their fees for serving the Company which were valued at $140,000.  Both issuances were valued based upon the closing stock price on the applicable date.
On March 2, 2011, we issued 1,373,796 restricted shares of our common stock pursuant to our obligation under an employment agreement with our former Senior Vice President, Strategic and Business Development. The shares were valued at $206,069 based upon the market value per share of our common stock on the date of grant.
On April 6, 2011, we issued 200,000 restricted shares of our common stock to a member of our Board of Directors in accordance with our directors’ compensation policy. The shares were valued at $18,000 based upon the value per share of our common stock on the date of grant.
On April 6, 2011, Ronald P. Ulfers, Jr., was appointed as Chairman, President and Chief Executive Officer of the Company, replacing Mr. Samuel, and was elected as a director of the Company. In connection with his appointment, certain of the Company's affiliates agreed to transfer to Mr. Ulfers 40,000,000 restricted shares of the Company's common stock owned by such affiliates without the issuance of additional shares of the Company's common stock to such affiliates or Mr. Ulfers and without dilution to the Company's stockholders. 10,000,000 of these shares were transferred by Ice Nine, LLC (see Note 14) and the remaining 30,000,000 were transferred from other investors of the Company. These 40,000,000 transferred shares were accounted for as a return of treasury stock and reissuance by the company as stock-based compensation to Mr. Ulfers. These shares were valued at $3,600,000 based upon the value per share of the Company's common stock on the date of transfer.
During 2011, we determined our $50,000 subscription receivable was uncollectible and therefore wrote this amount off to compensation expense.

Note 17. Payments from the Nyserda
During 2011, we received $800,000 from the New York State Energy Research and Development Authority (the “Nyserda”) under the American Recovery and Reinvestment Act under the lighting retrofit and maintenance agreement (the “Riverbay Agreement”), dated November 2, 2010. Pursuant to the Riverbay Agreement, we agreed to provide energy management lighting installation and related services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. We expect to receive an additional $15,000 per month over the term of the Riverbay Agreement.

Note 18. Subscription Receivable

In 2010 a Subscription Receivable was set up from a related party who was part of the CDSS Wind Down merger.  This receivable was shown in the Equity Section of the Balance Sheet.  At December 31, 2011, the Company’s management determined that this receivable would not be collectable and thus wrote off the balance.

Note 19.  Subsequent Events

On February 23, 2012, the Company modified its agreement with PNP Pool Maintenance Protection, Inc.  The agreement was modified to include an assignment of certain U.S. Patent Pending numbers as well as intellectual property rights to the Company.

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding financial disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting.  These material weaknesses include the following:

•	Lack of appropriate segregation of duties;

•	Failure to accrue for liabilities material to the financial statement;

•	Limited capability to interpret and apply accounting principles generally accepted in the United States; and

•	Lack of formal accounting policies and procedures that include multiple levels of review.

This annual report does not include an attestation report on our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management report in this annual report.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2011.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the following are significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

•	decrease in the size of our accounting staff from 3 individuals to one individual, which is the Chief Financial Officer.

•	we set up a standard chart of accounts in September 2011 and are drafting standards for closings with the Board, the Audit Committee, the Compensation Committee and Nominating Committee.

Item 9B.  Other information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Management

Set forth below is certain information regarding our current executive officers and directors.  Each of the directors listed below was elected to our Board to serve until our next annual meeting of stockholders or until his successor is elected and qualified.  All directors hold office for one-year terms until the election and qualification of their successors.  The following table sets forth information regarding the members of our board of directors and our executive officers as of December 31, 2011:

Name	Age	Position with the Company

Ronald Paul Ulfers, Jr.	38	Chairman, President and Chief Executive Officer, Director

Peter Barrios	58	Chief Financial Officer

William “Chip” D’Angelo	56	Director

Robert Sawyer	62	Director

Other Key Employees

John Morra III	49	President and Director of Project Development of GEM

Biographical Information

Executive Officers and Directors

Ronald P. Ulfers.   Mr. Ulfers has been Chairman, President and Chief Executive Officer of the Company since April 5, 2011.  Prior to joining the Company, Mr. Ulfers served as Chief Executive Officer of Clearwater Pool Supplies and Services, Inc. (“Clearwater”), a national water products company, from November 1994 until April 2011, where he successfully managed the growth and development of Clearwater and its products, including the development of its internet sales campaign and strategic business plan.  Mr. Ulfers has nearly 20 years of experience in managing and developing various start-up businesses, including his experience in retail water product sales, internet and call center response centers, commercial real estate development and corporate finance, together with his recent focus on energy management, both as part of the management team and an investor of such business.  Mr. Ulfers received his education within the Louisiana private education system.

Key Attributes, Experience and Skills:  Mr. Ulfers’ nearly 20 years of experience in managing and directing start-up businesses, combined with his knowledge of the energy management industry, proven track record in growing and managing successful start-up ventures and his capital markets experience provides the Board with significant management insight, valuable experience in business development and capital formation and will assist the Company in growing its customer base and management team through its current business phase.

Peter Barrios.  Mr. Barrios has been the Chief Financial Officer of the Company since September, 2011.  He joined the Company with 35 years experience as a practicing CPA.  Upon graduation in 1976, he worked two years in New Orleans, Louisiana with the public accounting firm of Bourgeois, Bennett, Thokey and Hickey.  After that he worked from 1978 through 1992, in Baton Rouge, Louisiana, with the firm of Hannis T. Bourgeois & Co. where he became partner with the firm.  In 1992 through the present, he has established his own firm in Baton Rouge, Louisiana and built a successful and diverse practice.  He has an extensive background in enterprise development companies, and has been involved and instrumental in both the organization and management of such ventures.  Mr. Barrios also has expertise as a business advisor and financial manager and valuable experience in capital formation start-up entities.  Through his current accounting firm, Mr. Barrios has performed accounting functions for Southside Electric, Inc. and Green Energy Management Services, Inc. and Green Energy Management Services Holdings, Inc. on an outside consulting basis.   Mr. Barrios received a Bachelor of Arts in Accounting from Louisiana State University.  He is a Certified Public Accountant in the State of Louisiana.

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

Key Attributes, Experience and Skills: In addition to the professional background and experience, senior- and executive-level policy-making positions and intangible attributes, Mr. D’Angelo, through his service over the course of eighteen years as President of WCD Consultants, an independent executive management consulting company to the environmental, health and safety industry, as well as executive positions at other companies, possesses 27 years of experience in managing and growing environmental service, industrial hygiene, laboratory, engineering, and contracting businesses, as well as extensive hands on experience in operations, finance, sales & marketing,  environmental program management and raising capital and mergers & acquisitions in both public and private firms. Mr. D'Angelo provides our Board with an executive and leadership perspective on the management and operations of a public company.

Robert Sawyer.  Robert Sawyer has been a member of the board of directors of the Company since April 2011.  Mr. Sawyer is a retired attorney. Prior to his retirement, Mr. Sawyer worked at Louisiana Addictive Disorder Regulatory Authority (ADRA) from July 2004 to June 2009, where he was an executive director providing management oversight for development of the agency and had sole responsibility for the development of rules and regulations and ADRA’s policies. Prior to that, Mr. Sawyer held various policy development, implementation and compliance positions with the government offices of the Louisiana Department of Health And Hospitals. Mr. Sawyer received a Bachelor of Arts in Theology/Philosophy from the Centenary College of Louisiana and a Juris Doctor from the Louisiana State University School of Law.

Key Attributes, Experience and Skills:  Mr. Sawyers’ legal expertise, over 15 years experience in running several stand alone professional agencies and extensive experience with modernizing processes and procedures within high growth environment, provides the Board with valuable experience in business development and assists the Company in managing through its current business phase.

Other Key Employees

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

Board Nomination

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the year ended December 31, 2011.
Independent Directors

Our Board has determined that each of Messrs. D’Angelo and Sawyer is independent within the meaning of applicable listing rules of The New York Stock Exchange, as amended from time to time and the rules promulgated by the SEC.  We anticipate that we will add additional independent directors in the future.  Our Board has a separately designated Audit Committee, Compensation Committee and Nominating Committee.  The two independent directors are on each of the Audit, Compensation and Nominating Committees.  Mr. D’Angelo is the Chairman of the Audit Committee and Mr. Sawyer is the Chairman of the Compensation Committee and the Nominating Committee.  We anticipate forming a Corporate Governance Committee in the near future, if so required under the rules of any stock exchange or other regulatory authority applicable to the Company.  Mr. D’Angelo qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

Audit Committee

In accordance with the Company’s Audit Committee Charter, the Audit Committee is responsible for (i) overseeing the integrity of the audit process, financial reporting and internal accounting controls of the Company, (ii) overseeing the work of the Company’s management, internal auditors and the independent public accounting firm (the “Auditors”) in these areas, (iii) overseeing management’s development of, and adherence to, a sound system of internal accounting and financial controls, (iv) reviewing whether the internal auditors and the Auditors objectively assess the Company’s financial reporting, accounting practices and internal controls, (v) providing an open avenue of communication among the Auditors, the internal auditors and the Board of Directors and (vi) preparing any reports required by law and the rules of the SEC to be prepared by the Audit Committee, including the report of the Audit Committee required to be included in the Company’s annual proxy statement.

The Audit Committee Charter, a copy of which can be found under the “Corporate Governance” portion of the Company’s website, www.gempowered.com, is also available in print without charge to any stockholder of record that makes a written request to the Company.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: Peter Barrios, 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809.

The Audit Committee currently is composed of Mr. William D’Angelo (Chairman) and Mr. Robert Sawyer.  Mr. D’Angelo qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K. The Board has determined that each of Messrs. Samuel and D'Angelo is independent within the meaning of applicable listing rules of the National Association of Securities Dealers and the rules promulgated by the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.

We have posted our Code of Ethics under the “Corporate Governance” portion of our website, www.gempowered.com.  Our Code of Ethics is also available in print without charge to any stockholder of record that makes a written request to the Company.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: Peter Barrios, 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809.

Item 11.   Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer during the last fiscal year and (ii) our two most highly compensated executive officers, other than those listed in clause (i) above, who were serving as executive officer at the end of the last fiscal year (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Samuel,	2011	112,000	(5)	—	—	—	112,000	(5)
Chairman of the Board of Directors, President and Chief Executive Officer (1)	2010	99,123	(5)	—	—	—	99,123	(5)
Ronald Ulfers,	2011	202,500	(6)	—	—	—	202,500	(6)
Chairman of the Board of Directors, President and Chief Executive Officer (2)				—	—	—
Robert Weinstein,	2011	306,617	(7)	—	—	—	(10) 306,617	(7)
Chief Financial Officer (3)	2010	184,167		—	—	—	184,167
Peter Barrios,	2011	116,260	(8)	—	—	—	116,260	(8)
Chief Financial Officer (4)				—	—	—
John Morra, III,	2011	250,000	(9)	—	—	—	250,000	(9)
President and Director of Project Development of GEM	2010	192,250		—	—	__	192,250

(1)	Mr. Samuel was appointed Chairman, President and Chief Executive Officer of the Company on August 19, 2010 and resigned on April 5, 2011.

(2)	Mr. Ulfers was appointed Chief Executive Officer of the Company on April 5, 2011.

(3)	Mr. Weinstein was appointed Chief Financial Officer of GEM on April 15, 2010 and was terminated on September 8, 2011.

(4)	Mr. Barrios was appointed Chief Financial Officer of the Company on October 8, 2011.

(5)
Mr. Samuel has deferred the payment of his entire 2010 and 2011 compensation indefinitely, until the Company becomes cash flow positive.  No formal agreement has been entered into between Mr. Samuel and the Company regarding the deferral of his compensation.

(6)
Mr. Ulfers has deferred the payment of his entire 2011 compensation indefinitely, until the Company becomes cash flow positive.  No formal agreement has been entered into between Mr. Ulfers and the Company regarding the deferral of his compensation.  In addition, in connection with Mr. Ulfers’ appointment, certain of the Company’s affiliates agreed to transfer to Mr. Ulfers 40,000,000 restricted shares of the Company’s common stock owned by such affiliates.

(7)	Mr. Weinstein had deferred $140,286 of his 2011 compensation. In February 2012, pursuant to an arbitration award, Mr. Weinstein was awarded a judgment totaling $391,914.

(8)	Mr. Barrios was paid $19,000 for services and $53,594 for reimbursements for 2011. $116,250 is accrued at December 31, 2011.

(9)
The Company had to defer $135,381 of Mr. Morra’s 2011 compensation due to cash flow issues.  No formal agreement has been entered into between Mr. Morra and the Company regarding the deferral of his compensation, but the parties are currently discussing resolution of these outstanding amounts.

(10)	The amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits was less than $10,000.

Employment Agreements with the Named Executive Officers

Former Chief Executive Officer ― On August 20, 2010, Michael Samuel entered into an employment agreement with us (the “Samuel Employment Agreement”) with an initial term of two years, with automatic one year renewals.  His annual base salary was $270,000 per annum with annual adjustments pursuant to the applicable regional CPI.  Mr. Samuel was entitled to receive an annual bonus at the discretion of our Board based on performance goals and targeted at 50% of his annual salary, and any perquisites and other fringe benefits provided to other executives.  In the event Mr. Samuel was terminated by us without Cause (as defined in the Samuel Employment Agreement) or due to his death or he resigns for Good Reason (as defined in the Samuel Employment Agreement), we would have been obligated to pay Mr. Samuel in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”).  In addition, if Mr. Samuel elected health care continuation coverage under COBRA, we would have to pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”).  After the 12-month continuation period concludes, Mr. Samuel would have been responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries.  If Mr. Samuel’s employment was terminated during his employment term by (x) us for Cause, (y) Mr. Samuel for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he would not be entitled to receive the Termination Benefits or the COBRA Benefits, and shall only be entitled to his Accrued Benefits (as defined in the Samuel Employment Agreement).  Mr. Samuel resigned on April 5, 2011.

Chief Executive Officer ― On August 5, 2011, Ronald Ulfers became the Chief Executive Officer of the Company.  While no written employment agreement has been entered into, he and the Company have an oral agreement as to the terms of his employment with us with an initial term of two years.  His annual base salary for 2011 is $270,000 per annum with annual adjustments pursuant to the applicable regional CPI.  Mr. Ulfers is entitled to receive an annual bonus at the discretion of our Board based on performance goals and targeted at 50% of his annual salary, and any perquisites and other fringe benefits provided to other executives.  In the event Mr. Ulfers is terminated by us without Cause (as defined in the Samuel Employment Agreement) or due to his death or he resigns for Good Reason (as defined in the Samuel Employment Agreement), we will be obligated to pay Mr. Ulfers in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”).  In addition, if Mr. Ulfers elects health care continuation coverage under COBRA, we will have to pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Ulfers required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”).  After the 12-month continuation period concludes, Mr. Ulfers will be responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries.  If Mr. Ulfers’ employment is terminated during his employment term by (x) us for Cause, (y) Mr. Ulfers for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he would not be entitled to receive the Termination Benefits or the COBRA Benefits, and shall only be entitled to his Accrued Benefits (as defined in the Samuel Employment Agreement).  In addition, in connection with Mr. Ulfers’ appointment, certain of the Company’s affiliates agreed to transfer to Mr. Ulfers 40,000,000 restricted shares of the Company’s common stock owned by such affiliates without the issuance of additional shares of the Company’s common stock to such affiliates or Mr. Ulfers and without dilution to the Company’s stockholders.

Former Chief Financial Officer ― On April 15, 2010, Robert Weinstein entered into an employment agreement with GEM (the “Weinstein Employment Agreement”) with an initial term of two years, with automatic one year renewals, which the Weinstein Employment Agreement was assumed by CDSS in connection with the Merger.  His base salary was $260,000 per annum with annual adjustments pursuant to the applicable regional CPI.  Mr. Weinstein would have been entitled to receive an annual bonus at the discretion of the Board based on performance goals and targeted at 50% of his annual salary.  In addition to any perquisites and other fringe benefits provided to other executives, Mr. Weinstein received 5,495,184 shares of restricted common stock, with certain anti-dilution provisions, and vesting at a rate of 1/24th per month.  In the event Mr. Weinstein was terminated by us without good cause or he resigns for good reason, as such terms are defined in the Weinstein Employment Agreement, we would have been obligated to pay Mr. Weinstein in a lump sum an amount equal to 12 months salary and benefits.  Mr. Weinstein was terminated on September 8, 2011.

Outstanding Equity Awards for Fiscal Year Ended December 31, 2011

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market value or payout value of unearned shares, units or other rights that have not vested ($)
Michael Samuel, Chairman, President and Chief Executive Officer	―	―	―	―	―	―	―		―	―
Ronald Ulfers, Chairman, President and Chief Executive Officer	__	__	__	__	__	__	__		__	__
Robert Weinstein, Chief Financial Officer(1)	―	―	―	―	―	1,602,762	$7,853.53	(2)
Peter Barrios, Chief Financial Officer	__	__	__	__	__	__	__		__	__
John Morra, III, President and Director of Project Development of GEM	―	―	―	―	―	―	―		―	―

(1)
In connection with the execution of his employment agreement on April 15, 2010, Mr. Weinstein received 5,495,184 restricted shares of our common stock.  Such shares vest at a rate of 1/24th per month.  These shares were issued by us to Mr. Weinstein as part of the Merger in consideration of the same amount of shares that Mr. Weinstein was entitled to receive from GEM.  Mr. Weinstein’s employment with the Company was terminated on September 8, 2011.

(2)	Market value calculated by multiplying the number of shares by $0.0049, the closing price per share of our common stock on the last trading day of our fiscal year 2011.

Potential Payments Upon Termination or Change-in-Control

Mr. Samuels - In the event Mr. Samuel was terminated by us without Cause (as defined in the Samuel Employment Agreement) or due to his death or he resigned for Good Reason (as defined in the Samuel Employment Agreement), we would have been obligated to pay Mr. Samuel in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”).  In addition, if Mr. Samuel elected health care continuation coverage under COBRA, we would have paid for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”).  After the 12-month continuation period concluded, Mr. Samuel would have been responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries.  If Mr. Samuel’s employment was terminated during his employment term by (x) us for Cause, (y) Mr. Samuel for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he would not be entitled to receive the Termination Benefits or the COBRA Benefits, and would only have been entitled to his Accrued Benefits (as defined in the Samuel Employment Agreement).  Mr. Samuel resigned on April 5, 2011.

Mr. Ulfers - In the event Mr. Ulfers is terminated by us without Cause (as defined in the Samuel Employment Agreement) or due to his death or he resigned for Good Reason (as defined in the Samuel Employment Agreement), we will be obligated to pay Mr. Ulfers in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”).  In addition, if Mr. Ulfers elected health care continuation coverage under COBRA, we will have to pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Ulfers required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”).  After the 12-month continuation period concluded, Mr. Ulfers will be responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries.  If Mr. Ulfers’ employment is terminated during his employment term by (x) us for Cause, (y) Mr. Ulfers for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he would not be entitled to receive the Termination Benefits or the COBRA Benefits, and would only have been entitled to his Accrued Benefits (as defined in the Samuel Employment Agreement).

Mr. Weinstein - In the event Mr. Weinstein was terminated by us without good “cause” or he resigned for “good reason”, we would have been obligated to pay Mr. Weinstein in a lump sum an amount equal to 12 months salary and benefits.  Mr. Weinstein was terminated on September 8, 2011.  In February 2012, pursuant to an arbitration award, Mr. Weinstein was awarded a judgment totaling $391,914.

Each of Messrs. Samuels’ and Weinstein’s employment agreements defined “cause” to mean (i) executive’s admission, confession, plea of “guilty” or “no contest” to or conviction in a court of law of any felony involving misuse or misappropriation of money or other property of the Company, (ii) a willful act by the executive, which constitutes gross misconduct or fraud, or (iii) a material and willful breach by the executive of his duties and responsibilities under his employment agreement (other than as a result of incapacity due to physical or mental illness) or any willful breach by the executive of any material term of such executive’s employment agreement, in each case if such breach is not cured within 30 calendar days after written notice thereof to the executive by the Company.  A termination of the executive’s employment for “cause” will be effected in accordance with the procedures set forth in such executive’s employment agreement.

Generally, each of Messrs. Samuels’ and Weinstein’s employment agreements defined a termination for “good reason” to mean means a termination by the executive during the term of his employment with the Company based upon the occurrence (without the executive’s consent) of any of the following: (i) a material diminution in the executive’s annual base salary, (ii) a material diminution in the executive’s annual bonus opportunity, (iii) a material diminution in the executive’s authority, duties, or responsibilities, (iv) a requirement that the executive have a reporting relationship other than to the Board (or with respect to Mr. Weinstein, the Chief Executive Officer or the Board), (v) a material breach by the Company of any of its obligations under such executive’s employment agreement; or (vi) a direction by the Board that the executive take any action that would constitute a violation of law, including without limitation, federal securities laws.  In addition, Mr. Weinstein’s employment agreement also provides that a termination for “good reason” shall also include a termination by Mr. Weinstein during the term of his employment with the Company based upon the occurrence (without the executive’s consent) of any of the following: (x) a change in the geographic location at which Mr. Weinstein must perform his services hereunder by more than 30 miles from Irvington, New York, or (y) if his employment agreement has not been assumed by the Company’s subsidiary surviving the Merger (which is referred to in this Annual Report as “GEM”).

Summary Tables

The following tables summarize the amounts potentially payable upon termination of employment for each of Messrs. Samuels, Ulfers and Weinstein assuming termination occurred on December 31, 2011.  For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (i.e., the single sum does not reflect any discount).

Michael Samuel

	Voluntary Termination		Termination for Cause or by Executive Other Than for Good Reason		Termination Upon Expiration of Employment Agreement		Involuntary Termination Without Cause or by Executive for Good Reason		Termination Due to Disability		Termination Due to Death

Salary Continuation	―	(1)	―	(1)	135,000	(3)	135,000	(3)	―	(1)	135,000	(3)
Bonus	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)
Medical/Dental Insurance	―		―			(4)		(4)	―			(4)

(1)	Mr. Samuel would have been entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.

(2)	Mr. Samuel would have been entitled to any unpaid annual bonus for any year prior to the year in which his employment terminates.

(3)	Base salary of $270,000 for 6 months. Mr. Samuel would have also been entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.

(4)
If Mr. Samuel elected health care continuation coverage under COBRA, the Company would have paid for such health insurance coverage for a period of 12 months following the termination of Mr. Samuel’s employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage).

Ronald Ulfers

	Voluntary		Termination for Cause or by Executive Other Than for Good		Termination Upon Expiration of Employment		Involuntary Termination Without Cause or by Executive for Good		Termination Due to		Termination Due to
	Termination		Reason		Agreement		Reason		Disability		Death

Salary Continuation	―	(1)	―	(1)	135,000	(3)	135,000	(3)	―	(1)	135,000	(3)
Bonus	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)
Medical/Dental Insurance	―		―			(4)		(4)	―			(4)

(1)	Mr. Ulfers will be entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.

(2)	Mr. Ulfers will be entitled to any unpaid annual bonus for any year prior to the year in which his employment terminates.

(3)	Base salary of $270,000 for 6 months. Mr. Ulfers will also be entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.

(4)
If Mr. Ulfers elected health care continuation coverage under COBRA, the Company will pay for such health insurance coverage for a period of 12 months following the termination of Mr. Ulfers’ employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Samuel required to pay for any employee-paid portion of such coverage)

Robert Weinstein

	Voluntary Termination		Termination for Cause or by Executive Other Than for Good Reason		Termination Upon Expiration of Employment Agreement		Involuntary Termination Without Cause or by Executive for Good Reason		Termination Due to Disability		Termination Due to Death

Salary Continuation	―	(1)	―	(1)	260,000	(3)	260,000	(3)	―	(1)	260,000	(3)
Bonus	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)	―	(2)
Medical/Dental Insurance	―		―			(4)		(4)	―			(4)

(1)	Mr. Weinstein would have been entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.

(2)	Mr. Weinstein would have been entitled to any unpaid annual bonus for any year prior to the year in which his employment terminates.

(3)	Base salary of $260,000 for 12 months. Mr. Weinstein would have been entitled to his accrued but unpaid vacation and annual base salary through the date of his termination.

(4)
If Mr. Weinstein elected health care continuation coverage under COBRA, the Company would have paid for such health insurance coverage for a period of 12 months following the termination of Mr. Weinstein’s employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage).

Director Compensation for Fiscal Year Ended December 31, 2011

The following table presents information concerning compensation attributable to the Company’s directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(3)		All Other Compensation ($)(4)	Total ($)

Robert Sawyer		(1)	$18,000	(3)	—	$18,000
William “Chip” D’Angelo		(2)			—

(1)	On April 8, 2011, the Board granted to Mr. Sawyer 200,000 shares of restricted common stock as director compensation.

(2)	Mr. D’Angelo did not receive any compensation for his services as a director of the Company for 2011.

(3)
Represents the full aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board’s (FASB) authoritative guidance on stock-based compensation accounting, for awards of restricted stock granted in 2011.

(4)	The amount of perquisites and other personal benefits has been excluded for all directors as the total value of each director’s perquisites and other personal benefits was less than $10,000.

Under our compensation plan for our independent directors we will grant 200,000 shares of restricted common stock to newly appointed independent Board members.  We may adopt an additional compensation plan for our independent directors in order to attract qualified persons and to retain them.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 16, 2012 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Named Executive Officers; (iii) each director; and, (iv) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 16, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owner	Percentage Beneficially Owner (2)

5% Beneficial Owners
Financial Partners Funding, LLC (3)	78,348,958	15.0%
LMD Capital, LLC (4)	47,718,976	10.7%
Mountain Construction Advisors, LLC (5)	48,526,470	10.9%
GEM Lighting, LLC (6)	45,623,470	10.3%
Ocean Drive Investments, L.L.C. (7)	38,241,909	8.6%
Watz Enterprises, L.L.C. (8)	37,103,737	8.4%
Esousa Holdings LLC (9)	27,654,313	6.2%

Executive Officers and Directors
Ronald P. Ulfers, Jr. (10)	63,859,803	14.4%
Robert Weinstein (11)	5,495,184	1.2%
Peter P. Barrios (12)	15,069,683	3.4%
William D’Angelo (13)(15)	200,000	*
Michael Samuel (6)	—	—
Robert W. Sawyer, Jr. (14)(15)	502,643	*
All executive officers and directors as a group (5 persons) (15)	85,127,313	19.0%

________________

* Represents beneficial ownership of less than 1%.

(1) Unless otherwise noted, the address of all of the above persons is c/o Green Energy Management Services Holdings, Inc., 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809.

(2)  Based on 443,977,432 shares of our common stock outstanding on April 16, 2012.

(3) Effective as of March 3, 2011, the Company issued to FPF the Option which upon exercise, entitles FPF to purchase up to 15% of the then outstanding Common Stock at an aggregate exercise price of $10,949,490.  The number of shares included in the table represents the number of shares of Common Stock issuable upon exercise of the Option based on the number of shares of Common Stock outstanding as of March 31, 2012.  Jay Enis, as principal of FPF, has voting and dispositive controls over the shares underlying the Option.  FPF’s address is 4430 Prairie Avenue, Miami Beach, Florida 33140.

(4) Information is based on the Amendment to Schedule 13G filed by LMD Capital, LLC with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2012.  According to the Schedule 13G, Mr. Solomon is the managing member of LMD Capital, LLC and has shared voting and shared dispositive power over such shares.  LMD Capital LLC’s address is 2828 N. Harwood, Suite 1700, Dallas, Texas 75201.

(5) Mr. Ulfers, Jr., the Company’s Chairman, President and Chief Executive Officer, is the sole member of Mountain Construction Advisors LLC (“MCA”) and has the sole voting and sole dispositive power over such shares.

(6) Effective April 5, 2011, Mr. Samuel resigned from the Company.  Michael Samuel, a former member of the Board, disclaims beneficial ownership of any of shares of our Common Stock. His wife, Ms. Deborah Samuel, and his son, Jonathan Samuel, are the sole members of GEM Lighting, L.L.C.  and share voting and dispositive power over the reported securities.  Michael Samuel disclaims beneficial ownership of the shares held by GEM Lighting, LLC.

(7) John Morra III, President and Director of Project Development of Green Energy Management Services, Inc., a wholly-owned subsidiary of the Company (“GEM”), has indirect beneficial ownership interest in shares of our Common Stock as the managing member of Ocean Drive Investments, L.L.C.  Mr. Morra has the sole voting and dispositive power over such shares.

(8) Mark Deleonardis, as the managing member of Watz Enterprises, L.L.C., has the sole voting and investment power over such shares.

(9) Rachel Glicksman, as Managing Director of Esousa Holdings LLC, has the sole voting and dispositive power over such shares.

(10) Represents (i) 10,000,000 shares of Common Stock owned by Mr. Ulfers, Jr., (ii) 2,000,000 shares of Common Stock owned by RPU Services LLC (“RPU”) and (iii) 51,859,803 shares of Common Stock owned by MCA.  Mr. Ulfers, Jr., is the sole member of RPU and MCA and has the sole voting and sole dispositive power over such shares.

(11) Effective as of September 8, 2011, Mr. Weinstein ceased serving as the Chief Financial Officer of the Company and is no longer employed by the Company.

(12) Effective as of September 8, 2011, Mr. Barrios was appointed to serve as the Chief Financial Officer of the Company. Represents (i) 15,069,683 shares of Common Stock owned by Omni Consulting LLC (“Omni”), (ii) 104,000 Shares of Common Stock by Mr. Barrios and (iii) 33,334 shares of Common Stock jointly owned by Mr. Barrios and Loren R. Bamos, his wife, as tenants in common. Mr. Barrios is the sole member of Omni and has the sole voting and sole dispositive power over such shares.

(13) Mr. D’Angelo is a member of the Board.

(14) Mr. Sawyer, Jr., is a member of the Board.

(15) Amount includes 200,000 shares of restricted common stock which were granted to each of our independent directors in consideration for service to the Company.

(16) Consists of the shares of the Company’s Common Stock collectively owned by the Company’s current executive officers and directors named in the table above.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since the beginning of the Company’s last fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Our Board has determined that each of Messrs. D’Angelo and Sawyer is independent within the meaning of applicable listing rules of The New York Stock Exchange, as amended from time to time and the rules promulgated by the SEC.  We anticipate that we will add additional independent directors in the future.

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LoC Agreement with a related-party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matured on March 31, 2012, but has been extended to May 1, 2012. The note constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement Watz Enterprises LLC (“Watz”)(the “Watz Agreement”). Watz  is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses as of December 31, 2012 are 8 payments of $25,000, totaling $200,000.  At the expiration of the term of the Watz Agreement, the Watz Agreement will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President and CEO.

During the twelve month period ended December 31, 2011, certain of our affiliates and a consultant to the Company (the “Lenders”) provided us with short-term bridge loans in aggregate amount of $239,400 (the “Loans”). The Loans were not evidenced by promissory notes and do not bear interest. We intend to repay the Loans from the proceeds of a third-party financing. There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all. If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation. We used the proceeds of the Loans for project financing and general corporate purposes.

During the twelve months ended December 31, 2011, we accrued lease payments for our office/storage space located in Miami, Florida in the total amount of $41,975, payable to Michael Samuel, a former member of our Board of Directors, and/or his affiliates.

Also, see Note 13. Stockholders Agreement with respect to the Stockholders Agreement.

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

Audit Fees

Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Form 10-Q and Form 10-K, and services provided in connection with our other SEC filings for the years ended December 31, 2011 and 2010 were $76,713 and $53,720, respectively.  Of the amounts paid for 2011, MaloneBailey received $46,375 and Hannis T. Bourgeois, LLP received $3,410.  Of the amounts paid for 2010, MaloneBailey received $12,050 and Hannis T. Bourgeois, LLP received $41,670.

Audit-Related Fees

Audit-related fees for accounting technical consultations totaled $116,000 in 2011 and $4,493 in 2010.  For 2010, amount is primarily for assistance with the Company’s audit of Southside Electric Corporation, Inc. and Merger-related work.  For 2011, amount is primarily for assistance with the preparation of the financial statements.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our independent registered public accounting firm in 2011 or 2010.

All Other Fees

No fees or expenses were incurred in this category in 2011 and 2010.

Audit committee’s pre-approval policies and procedures

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant.  All of the services rendered to us by MaloneBailey are pre-approved by our Audit Committee before the engagement of the auditors for such services.  Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, such annual pre-approval to be performed by our Audit Committee.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)           List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Financial Statements of Green Energy Management Services Holdings, Inc.:

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010

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
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7
10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8
10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra III and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9

10.10	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.11	Southside Electric Inc. Promissory Note- PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11
10.12	Southside Electric Inc. Security Agreement – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12
10.13	Southside Electric Inc. Guaranty – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13
10.14	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14
10.15	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.16	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16
10.17	Form of Stock Transfer Agreement	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17
10.18	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.18
10.19	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No.000-33491), filed March 31, 2011, Exhibit 10.19
10.20	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	*
10.21	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20
10.23	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.24	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22
10.25	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23

10.26	Line of Credit Agreement dated as of March 31, 2012 by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	*
10.27	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation.	Quarterly Report on Form 10-Q (File No. 000-33491) file August 15, 2011, Exhibit 10.24
21.1	Subsidiaries of the Company	*
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

April 16, 2012	By:	/s/ Ronald Ulfers
Name: Ronald Ulfers
Title: Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Ulfers	Chairman, President, Chief Executive Officer and Director	April 16, 2012
Ronald Ulfers

/s/ Peter Barrios	Chief Financial Officer (Principal	April 16, 2012
Peter Barrios	Accounting Officer)

/s/ William D’Angelo	Director	April 16, 2012
William D’Angelo

/s/ Robert Sawyer	Director	April 16, 2012
Robert Sawyer