Form 10-Q
period 2012-03-31
Green Energy Management Services Holdings, Inc.
filed 2012-05-15
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-33491

Green Energy Management Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2251 Drusilla Lane, Suite B	70809
Baton Rouge, Louisiana	(Zip Code)
(Address of principal executive offices)

225-364-2813
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

There were 444,164,932 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 15, 2012.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current
Cash	$9,119	$55,296
Contract receivables	40,398	31,116
Prepaid expenses	71,788	85,811
Deferred project costs - Current	46,659	46,367
Other current assets	52,540	52,540

Total Current Assets	220,504	271,130

Property and equipment-net	14,360	15,379
Deferred project costs	629,095	646,051
Licensing agreements	528,000	538,560
Other assets	12,092	7,092

Total Assets	$1,404,051	$1,478,212

LIABILITIES
Current
Line of credit - bridge loan from related party	$239,400	$239,400
Bridge loan payable - related party	500,000	500,000
Accounts payable - trade	883,319	908,840
Other accrued liabilities	2,499,048	2,018,453

Total Current Liabilities	4,121,767	3,666,693

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized;444,164,932 and 443,977,432 shares issued and outstanding on March 31, 2012 and December 31, 2011, respectively	44,416	44,397
Additional paid-in capital	19,149,425	19,143,444
Retained deficit	(21,911,557)	(21,376,322)
Total Stockholders' Equity (Deficit)	(2,717,716)	(2,188,481)

Total Liabilities & Stockholders' Equity (Deficit)	$1,404,051	$1,478,212

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue earned	$78,001	$4,307
Cost of revenue earned	16,755	1,984

Selling, general and administrative expenses	568,696	12,677,508
Depreciation and amortization expense	11,580	25,894
Loss on sale of assets	–	5,573

Operating loss	(519,030)	(12,706,652)

Interest expense, net	16,205	1,644

Total other expenses	16,205	1,644

Net loss before income taxes	(535,235)	(12,708,296)

Income taxes	–	–

Net loss	$(535,235)	$(12,708,296)

Net loss per common share - basic and diluted	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	444,055,729	442,846,304

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss for the year	$(535,235)	$(12,708,296)
Adjustments to reconcile net loss to net cash provided for (used in) operating activities:
Depreciation and amortization	11,580	25,894
Stock-based compensation	6,000	206,069
Warrant-based consulting fees	–	11,713,876
Loss on sale of vehicle	–	5,573
Net change in assets and liabilities:
(Increase) decrease in contract receivables	(9,282)	5,304
(Increase) decrease in prepaid expenses	14,023	(194)
(Increase) decrease in deferred project costs	16,664	(227,481)
(Increase) decrease in other current assets	–	(14,838)
(Increase) in other assets	(5,000)	–
Increase (decrease) in accounts payable - trade	(25,521)	34,101
Increase in accrued liabilities	480,594	90,878
Net cash (used in) operating activities	(46,177)	(869,114)

Cash flows from investing activities:
Disposition of property and equipment	–	(5,573)
Purchase of property & equipment	–	1,666

Net cash (used in) investing activities	–	(3,907)

Cash flows from financing activities:
Borrowings under bridge loans from affiliates	12,000	–
Repayments of bridge loans from affiliates	(12,000)	–
Borrowings under line of credit	–	100,000
Repayment of debt on installment notes	–	(2,955)

Net cash provided by (used in) financing activities	–	97,045

Net decrease in cash	(46,177)	(775,976)
Cash – beginning of period	55,296	896,057

Cash – end of period	$9,119	$120,081

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,246	$1,972

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, is referred to as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the United States Securities and Exchange Commission on April 16, 2012.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2012.

Earnings per share

“Net loss per common share — basic and diluted” is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock.  The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

“Net loss per common share — diluted” for the three months ended March 31, 2012 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Organization of the Company and Going Concern

Organization of the Company

Green Energy Management Services, Inc.

Green Energy Management Services, Inc.  (“GEM”) was incorporated pursuant to the laws of the State of Delaware in March 2010.  GEM is primarily involved in the distribution of energy efficient lighting units and water saving devices to end users who utilize substantial quantities of electricity and water.  GEM maintains business operations in several locations throughout the United States, distributing products and services to municipal and commercial customers.  Industry participants focus on assisting clients to effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

Green Energy Management Services Holdings, Inc.

The Company was incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.” The Company was formerly principally engaged in the marketing and licensing of security software products to large enterprises and government agencies.  On October 2, 2006, the Company entered into an asset purchase agreement with McAfee, Inc.  (“McAfee”).  On December 1, 2006, the Company’s stockholders approved a plan of liquidation and dissolution and on December 2, 2006 and on December 4, 2006, the Company completed the sale of substantially all of its assets to McAfee.  On December 12, 2006, the Company changed its name to “CDSS Wind Down Inc.” Following the sale of substantially all of its assets, the Company had no active business operations.  During 2009, the Company’s board of directors considered alternatives to liquidating, including the possibility of seeking potential merger or acquisition targets.   On August 20, 2010, GEM and the Company’s then newly-created wholly-owned subsidiary, CDSS Merger Corporation, merged with and into GEM and GEM, as the surviving corporation, became a wholly-owned subsidiary of the Company (the “Merger”).

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first three months of 2012 and we have a working capital deficit of $3,901,263 as of March 31, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

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

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with us.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914.  This amount has been accrued as of March 31, 2012 and December 31, 2011.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey (The Company succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010).  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.  As of March 31, 2012, this amount is reflected in accounts payable.

On September 26, 2011, the landlord for the Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey. A judgment was granted in his favor in such amount. These amounts were accrued at December 31, 2011 and March 31, 2012.

The PMP Agreement

On September 29, 2010, we entered into a technology license agreement with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos (the “PMP Agreement”), pursuant to which GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.  On February 23, 2012, we modified the PMP Agreement to include the assignment of the technology under the PMP Agreement to the Company.

Operating Leases

In 2011, the Company leased office space in Teaneck, New Jersey and in Sunshine and Midtown, Miami, Florida.  As of December 31, 2011, all office space leases were terminated.  In October 2011, the Company moved its corporate office to Baton Rouge, Louisiana.  The company is utilizing office space, at no charge, from its CFO.  Rent expense for the three months ended March 31, 2012 and 2011 was $0 and $21,162, respectively.  Of that amount, $12,900 is included in accrued expenses at March 31, 2012 and December 31, 2011.

Issuance of Common Stock to Green RG

Pursuant to the license and marketing agreement that we entered into with Green RG, we may be required to issue to Green RG between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds.  As of March 31, 2012, no shares have been issued to Green RG.

Note 4. Issuance of the Option and Stock-Based Compensation

Issuance of the Option to Financial Partners Funding, LLC

On March 3, 2011 (the “Effective Date”), GEM entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC, a Florida limited liability company (“FPF”). Pursuant to the Commitment Letter, FPF agreed to commit up to $200,000,000 in equipment leases to finance third-party purchases of GEM’s lighting and Airlock products, subject to certain funding conditions, including FPF’s due diligence and approval of the third party lessees. FPF has an exclusive right to finance such third-party purchases of GEM’s products, however, GEM has the right to hold discussions with third-party financing entities. In the event that GEM is offered financing on better terms than those offered by FPF, FPF has the right of first refusal to offer financing on similar terms. FPF has no obligation to finance any particular transaction or proposed lease. GEM also agreed to reimburse FPF $50,000 in costs and expenses incurred by FPF in connection with its due diligence review of GEM’s products, which amount will be paid from the proceeds of the first lease financed by FPF. The Commitment Letter will remain in effect for 48 months from the Effective Date, unless terminated earlier pursuant to its terms.

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

As of March 31, 2012, FPF had the right to exercise the Option to purchase 78,348,958 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $0 and $11,719,170 in Option-based compensation expenses for consultants for the three months ended March 31, 2012 and 2011, respectively.  Although we determined that the Company did not have a sufficient number of authorized shares to issue to FPF, assuming it had exercised the Option in full on March 31, 2012, under derivative accounting principles the Option was not considered a derivative security since we have the authority to complete the reverse stock split previously approved by our stockholders, which would provide a sufficient number of authorized shares to exercise the Option.

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

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Shares Underlying Option	Weighted Average Exercise price
Balance at January 1, 2012	78,348,958	$0.14
Deemed Granted	0	NA
Balance at March 31, 2012	78,348,958	$0.14

Issuance of Shares to Directors

In February 2012, GEM adopted a board resolution that it would issue $2,000 worth of shares of GEM stock to each board member in order to compensate such board members for attending the board meetings.  The Company issued 187,500 shares of stock to its board members for their attendance at the February 2012 board meeting. These shares were valued at $6,000 and recorded as stock compensation expense for the three-months ended March 31, 2012.

Note 5. Related Party Transactions

On March 31, 2011, GEM entered into a $500,000 Line of Credit Agreement (the “LoC Agreement”) with a related-party lender, pursuant to which the lender initially agreed to loan to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the additional $400,000 available under the LoC Agreement on the same terms evidenced by a similar promissory note. The notes bear interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012, but has been extended to May 16, 2012 and will be extended on a monthly basis until it has been repaid.  The note constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement Watz Enterprises LLC (“Watz”) (the “Watz Agreement”).  Watz is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses as of March  31, 2012 are 3 payments of $25,000, totaling $75,000. At the expiration of the term of the Watz Agreement, the Watz Agreement will automatically renew on a month-to-month basis and can be terminated with 10 days notice by either us or Watz. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President and CEO and current member of the Board of Directors.

During March 2012, certain of our affiliates and a consultant of the Company (the “Lenders”) provided us with short-term bridge loans of $12,000 which were repaid in March 2012.  During the year ended December 31, 2011 there were loans made which have an outstanding principal amount of $239,400 (the “Loans”). The Loans were not evidenced by promissory notes and do not bear interest. We intend to repay a portion of the Loans from the proceeds of a third-party financing.  There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all. If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation. We used the proceeds of the Loans for project financing and general corporate purposes.

Note 6. Subsequent Events

In April 2012, we borrowed an additional $20,000 from related shareholders.  Such amounts were repaid prior to the date hereof.  In addition, the Company entered a Release and Settlement Agreement with Steven B. Solomon, our former Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to which Mr. Solomon released the Company from any claims of shares of Company common stock owed to him in connection with agreements related to private placement transactions between Mr. Solomon and the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain certain “forward-looking statements” as such term is defined by the SEC in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of the Annual Report on Form 10-K filed with the SEC on April 16, 2012 (the “Annual Report”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC.  Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by us or on our behalf.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Green Energy Management Services Holdings, Inc.  (the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission (the “SEC”).

Company Overview

We are a full service energy management company based in Baton Rouge, Louisiana with operations in New York, New Jersey, Florida, and Louisiana. The Company relocated its primary corporate office to Baton Rouge, Louisiana in an effort to improve management communications and reduce cost. The Chief Executive Officer and Chief Financial Officer currently reside in Louisiana. During the second half of 2010, we underwent a significant shift in our business strategy away from Southside’s former contracting business to the new strategy of Energy Efficiency and energy management (as defined and discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to this new strategy.  Consistent with our new strategy, we entered into a number of agreements during the fourth quarter of 2010, and the first half of 2011, including the Consulting Agreement, the Sales Agreement and the PMP Agreement discussed above.  However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we previously hoped for.  As we proceed with our change in business strategy, we hope to enter into several new Energy Efficiency agreements during the year ended December 31, 2012, as well as secure additional business opportunities in the Energy Efficiency solutions market, and progress with our existing projects, subject to the availability of sufficient resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

The Company currently uses a network of commissioned sales representatives to market its products and services. The Company’s two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). The Company has successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. See Note 6 contained in “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report.

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades; and (ii) water valve solutions.  We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity.  We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.   Industry participants focus on assisting clients to effectively maximize Energy Efficiency.  We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them a patented water valve technology, which has the ability to reduce residential and commercial water usage.

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

Results of Operations

Three-months ended March 31, 2012 compared with the three-months ended March 31, 2011

Revenue earned for the three months ended March 31, 2012 was $78,001 as compared to revenue earned of $4,307 for the three months ended March 31, 2011. All of the revenue earned during 2012 was derived from our new Energy Efficiency and energy management business.  Revenue earned increased $73,694, or seventeen times, for the three months ended March 31, 2012 as compared to the same period in 2011.  The revenue increase for the three months ended March 31, 2012 was primarily due to projects in process and the collection of payments for work completed in 2011.  During the three months ended March 31, 2011, we were still winding down our commercial and residential business.

Cost of revenue earned was $16,755, or 21.5% of contract revenue earned for the three months ended March 31, 2012, as compared to $1,984, or 46.1% of contract revenue earned for the three months ended March 31, 2011.  Cost of revenues earned in 2012 related entirely to our Energy Efficiency and energy management businesses compared to $1,984 related entirely to our residential and commercial electrical contractor business for the three months ended March 31, 2011.  Cost of revenue earned for 2012 includes amortization of project costs and installation.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were $568,696 and $12,677,508, respectively.  The decrease of $12,108,812 for the three months ended March 31, 2012, as compared to the same period in 2011 is primarily attributable to the Option issued to FPF in the 2011 period valued at $11,713,876, in conjunction with FPF’s lending commitment agreement entered into with us, deemed as non-cash consulting fees, increase in consulting fees of approximately $122,940, decrease in salaries and benefits of approximately $336,300, decrease of professional fees of approximately $44,000, decrease in insurance expenses of approximately $2,500, decrease in research and development expenses incurred for our licensed water technology of approximately $52,000, decrease in amortization of licensing fees of approximately $14,000 and decrease in office, advertising and other operating expenses of approximately $37,000.  The decrease in salaries and benefits was primarily attributable to the termination of employees during the year ended December 31, 2012.

Our operating loss for the three months ended March 31, 2012 was $519,030, as compared to an operating loss of $12,706,652 for the three months ended March 31, 2011.  The substantially smaller operating loss is primarily attributable to the Option issued to FPF in 2011 and the other items described above which resulted in the Company incurring selling, general and administrative expenses of $12,677,508 in the first three months of 2011.

Interest expense, net, for the three months ended March 31, 2012 and 2011 was $16,205 and $1,644, respectively.  Interest expense, net, increased as a result of an increase in the principal amount borrowed under the related party loan payable, which was used partly to fund overhead expenses.

We incurred a net loss of $535,235 for the three months ended March 31, 2012, as compared to a net loss of $12,708,296 for the three months ended March 31, 2011.  The substantial decrease in our net loss in the first quarter of 2012 was primarily attributable to non-cash consulting expenses associated with the issuance of the Option to FPF in the 2011 period, expenses associated with becoming a publicly-traded company and salaries and related expenses associated with expanding our management and operating teams.  The net loss per share, basic and diluted, for the three months ended March 31, 2012 and March 31, 2011, was $0.00 and $0.03, respectively.

Liquidity and Capital Resources

As of March 31, 2012, we had negative working capital of $3,901,263, as compared to a negative working capital of $3,395,563 at December 31, 2011.  Cash was $9,119 as of March 31, 2012, as compared to $55,296 at December 31, 2011.  The decrease in cash is attributable to increased expenses resulting from additional expenses associated with being a publicly traded company.  The $505,700 decrease in working capital is primarily due to an increase in accrued expenses of approximately $481,000.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity resulting from increases in contract revenue earned due to our products being sold to customers through third-party leads financed by FPF.

As of March 31, 2012, we had cash of approximately $9,119, trade receivables of approximately $40,398, and we have entered into two lighting contracts and one water efficiency project to sell our Energy Efficiency products, which are estimated to generate monthly revenues of approximately $21,800.  With the funds that we currently have on hand and the potential third party financing to monetize the revenues projected from our agreement with the New York State Energy Research and Development Authority, pursuant to which we currently receive $15,000 per month, we believe that we will be able to sustain our current level of operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the three months of 2012 and we have a working capital deficit of $3,901,263 as of March 31, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the three months ended March 31, 2012, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Concentration of Customers

For the three months ended March 31, 2012, we earned 100% of our contract revenue from one customer.  For the three months ended March 31, 2011, we had 4 customers, that, in total, represented 100% of our contract revenue, respectively.  Based upon our change of business strategy, we will seek to conduct business with customers serviced by Southside but there is no guarantee that these customers will require our Energy Efficiency services.

Share-Based Compensation

We account for share-based compensation by using the number of shares issued times the price of our common stock on either the date of issuance or date of approval by our board of directors (the “Board”).  Share-based compensation is recognized upon vesting.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2012.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the following are significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

●	Robert Sawyer, an independent director, joined the audit committee.

●	Mr. Sawyer will receive and review all bank statements and will review all bank statement reconciliations.

●	Mr. Sawyer will review all journal entries and approve all accounts receivable, debt adjustments and accounts payable credit adjustments.

●	Mr. Sawyer will review all contracts and maintain a separate file to reconcile any differences and approve all monthly accruals.

●	We are continuing the implementation of procedures in accordance with U.S. GAAP and SEC reporting standards; and

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

We implemented these measures to address the material weaknesses in our internal control over financial reporting and weaknesses related to our documentation and a lack of segregation of duties due to our limited size.  If and when our financial position improves, we intend to hire additional personnel to further remedy former deficiencies.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 3 (Legal Matters) contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report is incorporated by reference in answer to this Item.

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

The consolidated financial statements for the three months ended March 31, 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2012, we had negative working capital of $3,901,264, and for the three months ended March 31, 2012, we incurred a net loss of $529,235.  As of March 31, 2012, we had cash of approximately $9,119.  Despite borrowing $500,000 under a Line of Credit Agreement dated March 31, 2011 with a related party lender and borrowing $239,400 from certain affiliates and employees, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our March 31, 2012 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents

2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1

2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1

2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1

2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1

3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1

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
Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9

4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC.	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1

10.1	Form of Subscription Agreement for shares of common stock, between CDSS Wind Down, Inc. and a certain investor party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.1

10.2	Form of Subscription Agreement for convertible notes, among CDSS Wind Down, Inc. and certain investors party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.2

10.3	Form of convertible Promissory Note.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.3

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents

10.4†	Employment Agreement, dated as of August 20, 2010, between Michael Samuel and CDSS Wind Down, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.4

10.5†	Employment Agreement, dated as of April 15, 2010, between Robert Weinstein and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.5

10.6	Promissory Note, dated as of July 29, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.6

10.7
Stockholders’ Agreement, dated as of August 20, 2010, by and among by and among CDSS Wind Down, Inc., Green Energy Management Services, Inc., Michael Samuel, Ice Nine, L.L.C. and the persons identified on Exhibit A thereto
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7

10.8	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8

10.9†	Employment Agreement, dated as of May 15, 2010, between John Morra III and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9

10.10	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9

10.11	Southside Electric Inc. Promissory Note- PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11

10.12	Southside Electric Inc. Security Agreement – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12

10.13	Southside Electric Inc. Guaranty – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13

10.14	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14

10.15	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15

10.16	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16

10.17	Form of Stock Transfer Agreement	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17

10.18	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.18

10.19	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No.000-33491), filed March 31, 2011, Exhibit 10.19

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents

10.20	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.20

10.21	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20

10.23	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21

10.24	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22

10.25	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23

10.26	Line of Credit Agreement dated as of March 31, 2012 by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.20

10.27	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation.	Quarterly Report on Form 10-Q (File No. 000-33491) file August 15, 2011, Exhibit 10.24

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document.	**

101.SCH	XBRL Taxonomy Extension Schema Document.	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**

†	Management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: May 15, 2012	By:	/s/ Peter P. Barrios
Name: Peter P. Barrios
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)