Form 10-Q
period 2012-06-30
Green Energy Management Services Holdings, Inc.
filed 2012-08-14
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  or No

There were 444,164,932 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 14, 2012.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current
Cash	$44,108	$55,296
Contract receivables	49,178	31,116
Prepaid expenses	57,765	85,811
Deferred project costs - Current	46,659	46,367
Other current assets	52,540	52,540
Total Current Assets	250,250	271,130

Property and equipment-net	13,341	15,379
Deferred project costs	617,430	646,051
Licensing agreements	517,440	538,560
Other assets	12,092	7,092
Total Assets	$1,410,553	$1,478,212

LIABILITIES
Current
Line of credit - bridge loan from related party	$239,400	$239,400
Note payable	39,500	-
Bridge loan payable - related party	500,000	500,000
Accounts payable - trade	927,579	908,840
Other accrued liabilities	2,887,760	2,018,453
Total Current Liabilities	4,594,239	3,666,693

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized; 444,164,932 shares issued and outstanding on June 30, 2012 and 443,977,432 on December 31, 2011, respectively	44,416	44,397
Additional paid-in capital	19,149,425	19,143,444
Accumulated deficit	(22,377,527)	(21,376,322)
Total Stockholders' Deficit	(3,183,686)	(2,188,481)

Total Liabilities & Stockholders' Deficit	$1,410,553	$1,478,212

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$79,110	$4,308	$157,111	$8,615

Cost of revenue	12,497	1,985	34,252	3,969

Selling, general and administrative expenses	506,044	764,932	1,069,741	13,442,440

Depreciation and Amortization expense	11,579	15,446	23,159	41,340

Loss on sale of assets	-	-	-	5,573

Operating loss	(451,010)	(778,055)	(970,041)	(13,484,707)

Interest expense, net	14,959	10,002	31,164	11,646

Total other expenses	14,959	10,002	31,164	11,646

Net loss before income taxes	(465,969)	(788,057)	(1,001,205)	(13,496,353)

Income taxes	-	-	-	-

Net loss	$(465,969)	$(788,057)	$(1,001,205)	$(13,496,353)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	444,164,932	443,964,245	444,110,330	443,408,363

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss for the period	$(1,001,205)	$(13,496,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,159	41,340
Stock-based compensation	6,000	224,069
Warrant-based consulting fees	-	11,719,170
Loss on sale of vehicle	-	5,573
Net change in assets and liabilities:
(Increase) decrease in contract receivables	(18,062)	13,147
(Increase) decrease in prepaid expenses	28,046	6,019
(Increase) decrease in deferred project costs	28,329	(452,715)
(Increase) decrease in other current assets	-	(21,138)
(Increase) in other assets	(5,000)	-
Increase (decrease) in accounts payable - trade	18,739	(136,129)
Increase in accrued liabilities	869,306	390,908
Net cash used in operating activities	(50,688)	(1,706,109)

Cash flows from investing activities:
Purchase of property & equipment, net of dispositions	-	(5,052)
Net cash used in investing activities	-	(5,052)

Cash flows from financing activities:
Borrowings under line of credit	-	500,000
Proceeds from bridge loans from affiliates	40,000	108,000
Proceeds from note payable	39,500	-
Repayments of bridge loans from affiliates	(40,000)	-
Cash received from Nyserda funding		240,000
Repayment of debt on installment notes	-	(4,420)
Net cash provided by financing activities	39,500	843,580

Net decrease in cash	(11,188)	(867,581)
Cash - beginning of period	55,296	896,057
Cash - end of period	$44,108	$28,476

Supplemental disclosure of cash flow information:
Cash payments for interest	$-	$4,705

Deferred project costs included in accounts payable	$-	$480,379

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with Green Energy Management Services, Inc., its consolidated subsidiary, is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission on April 16, 2012.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2012.

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

“Net loss per common share — diluted” for the six months ended June 30, 2012 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.  For more information regarding the calculation of “Net loss per common share — basic and diluted”, please see the Company’s Annual Report filed with the SEC on April 16, 2012.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2.	Organization of the Company and Going Concern

Organization of the Company

Green Energy Management Services, Inc.

Green Energy Management Services, Inc. (“GEM”) was incorporated pursuant to the laws of the State of Delaware in March 2010.  GEM is primarily involved in the distribution of energy efficient lighting units and water saving devices to end users who utilize substantial quantities of electricity and water.  GEM primarily maintains its business operations in Baton Rouge, LA, distributing products and services to municipal and commercial customers.  The participants of the industry in which GEM operates focus on assisting clients to effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

Green Energy Management Services Holdings, Inc.

Green Energy Management Services Holdings, Inc. (“GEMS Holdings”) was incorporated pursuant to the laws of the State of Delaware in December 1996 and prior to its merger with GEM became a dormant fully reporting shell company in December 2006.  On August 20, 2010, GEMS Holdings’ wholly owned acquisition subsidiary merged with and into GEM with GEM being the surviving corporation.  As a result, GEM became the Company’s wholly-owned subsidiary and GEM’s business is now the Company’s only business.

Going Concern

The unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, we have generated minimal revenues in the first six months of 2012 and we have a working capital deficit of $4,343,989 as of June 30, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue existence and our business operations is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve meaningful profitable operations and/or upon our ability to obtain additional financing to carry out our business plan.  We intend to fund our operations through equity and/or debt financing arrangements, any revenues generated in the future and any loan arrangements that may be provided to us by our affiliates.  However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with us.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914.  The Company’s management believes that if this proceeding is decided against the Company and it is forced to make the payment to Mr. Weinstein required by the judgment, this will materially affect the Company’s financial position, results of operations or liquidity.  This amount has been accrued as of June 30, 2012 and December 31, 2011.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  The Company’s management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.  As of June 30, 2012, this amount is reflected in accounts payable.

On September 26, 2011, the landlord for the Company’s former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey. A judgment was granted in his favor in such amount. These amounts were accrued at December 31, 2011 and June 30, 2012.

Operating Leases

In 2011, the Company leased office space in Teaneck, New Jersey and in Sunshine and Midtown, Miami, Florida.  As of December 31, 2011, all office space leases were terminated.  In October 2011, the Company moved its corporate office to Baton Rouge, Louisiana.  The Company is utilizing office space, at no charge, from its Chief Financial Officer.  Rent expense for the six months ended June 30, 2012 and for the fiscal year ended December 31, 2011 was $0 and $77,062, respectively.  Of the amount incurred for 2011, $12,900 is included in accrued expenses at June 30, 2012 and December 31, 2011.

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

As required under the Commitment Letter, on June 27, 2011, the Company issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of the then outstanding common stock of the Company (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”).  The Option Price of $0.165 per share was equal to 110% of the closing price of our common stock on the OTCBB on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date).  The Option may be exercised in part or in full at any time during the 48-month period commencing on the Effective Date and the Option Price will be adjusted proportionately for any partial exercise of the Option.  The Option may also be exercised on a cashless basis. Pursuant to the terms of the Commitment Letter, in the event that the Commitment Letter is terminated or GEM meets the funding threshold described in the Commitment Letter and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Option that FPF would not be entitled to exercise as a result of such termination or failure to fund.  The Option does not grant FPF any voting rights or other rights as a stockholder of the Company until the Option is exercised, and upon exercise, only for such exercised portion of the Option.  The Option vested immediately as of the Effective Date.

As of June 30, 2012, FPF had the right to exercise the Option to purchase 78,348,958 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $0 and $11,719,170 in Option-based compensation expenses for consultants for the six months ended June 30, 2012 and for the fiscal year ended December 31, 2011, respectively.  Although we determined that the Company did not have a sufficient number of authorized shares to issue to FPF, assuming it had exercised the Option in full on June 30, 2012, under derivative accounting principles the Option was not considered a derivative security since we have the authority to complete the reverse stock split previously approved by our stockholders, which would provide a sufficient number of authorized shares to exercise the Option.

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

The following information is for the six months ended June 30, 2012.

	Number of Shares Underlying Option	Weighted Average Exercise price
Balance at January 1, 2012	78,348,958	0.14
Deemed Granted	0	$ NA
Balance at June 30, 2012	78,348,958	$0.14

Issuance of Shares to Directors

In February 2012 the Company’s Board of Directors adopted a resolution that it would issue $2,000 worth of shares of the Company’s common stock to each board member in order to compensate such board members for attending board meetings, which issuance will be accrued.  The Company held one board meeting in February 2012. Accordingly, 187,500 shares of the Company’s common stock, valued at $6,000, were accrued and recorded as stock compensation expense for the six-months ended June 30, 2012 and will be issued by the end of August 2012.

Note 5.	Related Party Transactions

On March 31, 2011, GEM entered into a $500,000 Line of Credit Agreement (the “LOC Agreement”) with a related-party lender, pursuant to which the lender initially agreed to loan to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the additional $400,000 available under the LOC Agreement on the same terms evidenced by a similar promissory note. The notes bear interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012, but has been extended to August 16, 2012. The note constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement Watz Enterprises LLC (“Watz”) (the “Watz Agreement”).  Watz is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses for the six months ended June 30, 2012 are 5 payments of $25,000 each, totaling $125,000.  In April 2012 the Company gave notice of termination of the Watz Agreement effective as of May 15, 2012. The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President, CEO and director.

During the six months ended June 30, 2012, certain of our affiliates and a consultant of the Company (the “Lenders”) provided us with short-term bridge loans totaling $40,000 which were subsequently repaid in April, 2012.  During the fiscal year ended December 31, 2011 there were loans made which have an outstanding principal amount of $239,400 (the “Loans”) and are still outstanding as of June 30, 2012. The Loans were not evidenced by promissory notes and do not bear interest. We intend to repay a portion of the Loans from the proceeds of a third-party financing.  There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all. If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation. We used the proceeds of the Loans for project financing and general corporate purposes.

Note 6.	Note Payable

In April 2012 the Company borrowed $39,500 from Water Tech World Wide, LLC, one of the entities that the Company issued a “Master Distributorship” agreement which entitles the entity to purchase, engineer and install GEM water valve technology to GEM’s customers.  The note evidencing the loan bears 7% simple interest and the note is callable on demand.  The balance on the note of $39,500 and accrued interest of $745, each as of June 30, 2012, is included in the Company’s accompanying unaudited condensed consolidated balance sheet at June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain certain “forward-looking statements” as such term is defined by the U.S. Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of Green Energy Management Services Holdings, Inc.’s (which, together with Green Energy Management Services, Inc. (“GEM”), its consolidated subsidiary, is referred to herein as the “Company”, “we”, “us” or “our”) Annual Report on Form 10-K filed with the SEC on April 16, 2012 (the “Annual Report”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC.  Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by us or on our behalf.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report and our other filings with the SEC.

Company Overview

We are a full service energy management company based in Baton Rouge.  In October 2011 we relocated its primary corporate office to Baton Rouge, Louisiana in an effort to improve management communications and reduce costs.  Our Chief Executive Officer and Chief Financial Officer currently reside in Louisiana. In late 2010 and early 2011 we underwent a significant shift in our business strategy to a strategy of Energy Efficiency and energy management (as defined and discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements during the 2012 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or arrangements or that any such agreements will be on terms commercially favorable to us.

We currently use a network of commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.  See “Item 1. Business — Key Customers and Contracts” contained in our Annual Report.

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

Our technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product, while the water management system can effectively reduce consumption and sewerage by as much as 20%.  The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives.  With the exception of one structure, the water management system was installed simultaneously and is being monitored for its effectiveness. We generally install all of our clean technology at our cost and share the savings with the owner of the project.  The savings revenues vary from product to product but we generally receive at least 50% of the savings.

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

Results of Operations

Three-months and six months ended June 30, 2012 and 2011

Contract revenue earned for the three and six months ended June 30, 2012 was $79,110 and $157,111, respectively, as compared to contract revenue earned of $4,308 and $8,615 for the three and six months ended June 30, 2011. All of the contract revenue earned during the first half of 2012 was derived from our new Energy Efficiency and energy management business.  Contract revenue earned increased $74,802 and $148,496, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  The substantial increase in contract revenue earned during the first half of 2012 was entirely due to sales of our Energy Efficiency lighting products. During the three and six months ended June 30, 2011, we were still in the process of winding down our legacy commercial and residential electrical contractor business.

Cost of revenue earned was $12,497 and $34,252 or 15.80% and 21.80%, respectively, of our contract revenue earned for the three and six months ended June 30, 2012, respectively, as compared to $1,985 and $3,969, or 46.1% and 46.1%, respectively, of our contract revenue earned for the three and six months ended June 30, 2011.  Cost of revenues earned in the first half of 2012 related entirely to our Energy Efficiency and energy management businesses compared to our legacy commercial and residential electrical contractor business for the three and six months ended June 30, 2011.  The substantial increase in cost of revenue during the first half of 2012 was entirely due to the expenses we incurred in relation to the work we performed for our Energy Efficiency and energy management projects.  Cost of revenue earned for 2012 includes amortization of project costs and installation.

Selling, general and administrative expenses for the three and six months ended June 30, 2012 were $506,044 and $1,069,741, respectively, as compared to the selling, general and administrative expenses of $764,932 and $13,442,440, respectively, for the same periods in 2011.  The decrease of $258,888 for the three months ended June 30, 2012, as compared to the same period in 2011 is primarily attributable to a decrease in consulting expenses of $74,969, a decrease of $64,115 in travel and entertainment, a decrease of $127,653 in salaries and compensation expenses, offset by an increase in professional legal and accounting fees of $49,154.

The decrease of $12,372,699 for the six months ended June 30, 2012, as compared to the same period in 2011 is primarily attributable to the Option issued to Financial Partners Funding, LLC, a Florida limited liability company (“FPF”) (as more fully discussed in “Note 4. Issuance of the Option and Stock-Based Compensation” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), valued at $11,713,876 and deemed as non-cash consulting fees, decrease of $166,000 in salaries and compensation expenses, decrease of $76,886 in travel and entertainment expenses, decrease of $43,812 in rent expense, decrease of $36,784 in insurance-health and related expenses and decrease of $25,343 in research and development expenses.

Our operating loss for the three and six months ended June 30, 2012 was $451,010 and $970,041, respectively, as compared to an operating loss of $788,055 and $13,484,707 for the three and six months ended June 30, 2011, respectively.  The smaller operating loss for the three months ended June 30, 2012 is primarily attributable to the items described above. The substantially smaller operating loss for the six months ended June 30, 2012 is primarily attributable to the value of the Option issued to FPF in March 2011 and the other items described above, which resulted in the incurrence of selling, general and administrative expenses of $13,442,440 for the six months ended June 30, 2011.

Interest expense, net, for the three and six months ended June 30, 2012 was $14,959 and $31,164, respectively, as compared to $10,002 and $11,646, respectively, for the same periods in 2011.  Interest expense, net, increased as a result of an increase in the principal amount borrowed under the related party loan payable, which was used partially to fund our overhead expenses.

We incurred a net loss of $465,969 and $1,001,205 for the three and six months ended June 30, 2012, respectively, as compared to a net loss of $788,057 and $13,496,353 for the three and six months ended June 30, 2011, respectively.  The substantial decrease in our net loss in the first and second quarter of 2012 was primarily attributable to the non-cash consulting fees attributed to the issuance of the Option to FPF.  The net loss per share, basic and diluted, was $0.00 for each of the three and six months ended June 30, 2012, as compared to $0.00 and $(0.03) for the three and six months ended June 30, 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had a negative working capital of $4,343,989, as compared to a negative working capital of $3,395,563 at December 31, 2011.  We had cash of $44,108 at June 30, 2012, as compared to $55,296 at December 31, 2011.  The increase in cash is attributable to increased sales and borrowed funds.  The $948,426 increase in our working capital deficit is primarily due to an increase in accrued expenses of approximately $869,300, increase of borrowed funds of $39,500, and amortization of deferred project costs of approximately $46,449.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity resulting from increases in contract revenue earned due to our products being sold to customers through third-party leads financed by FPF.

As of June 30, 2012, we had cash of $44,108 and contract receivables of $49,178, and we have entered into two lighting contracts to sell our Energy Efficiency products, which are estimated to generate monthly revenues of approximately $24,000.  With the funds that we currently have on hand and the potential third party financing to monetize the revenues projected from our agreement with Co-op City, under which we currently receive approximately $20,000 per month, we believe that we will be able to sustain our current level of operations.  Please also see below under “Going Concern” for the factors on which our ability to continue existence and our continuing efforts to implement our new business strategy will depend on.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first six months of 2012 and we have a working capital deficit of $4,343,989 as of June 30, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Recent Accounting Pronouncements

For the six months ended June 30, 2012, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Recognition of Income on Energy Efficiency Contracts

We will recognize income on energy efficiency contracts once the contract is completed.  Once the contract is completed, we will recognize income over the life of the contract on a periodic basis relating to either amounts dictated by the contract or computed, based upon our share of the savings associated with the contract.  We will recognize income for tax purposes on a cash basis for energy efficiency contracts.

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

Impairment of long-lived assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with the standard of “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstances that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Concentration of Customers

For the three months ended June 30, 2012, we earned 100% of our contract revenue from one customer.  For the six months ended June 30, 2011, we had 4 customers that in total represented 100% of our contract revenue.  Based upon our change of business strategy, we will seek to conduct business with customers serviced by Southside but there is no guarantee that these customers will require our Energy Efficiency services.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2012, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.  As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2012.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under “Note 3. Commitments and Contingencies — Legal Matters” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report is incorporated by reference in response to this Item.

Item 1A.	Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I. Item 1A, “Risk Factors,” in our Annual Report, which could materially affect our business, financial condition or results of operations.  Except as set forth below, there have been no material changes to our risk factors from those described in the Annual Report.

Risks Relating to Our Business

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is substantial doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital.

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2012, we had a working capital deficit of $4,343,989, and for the six months ended June 30, 2012, we incurred an operating loss of $970,041 and a net loss of $1,001,205.  As of June 30, 2012, we had cash of $44,108.  Despite borrowing $500,000 under a Line of Credit Agreement dated March 31, 2011 with a related party lender and borrowing approximately $279,000 from certain affiliates and employees, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to achieve meaningful revenues and profitability, ability to obtain additional financing and upon the future success of our business.  The financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

Our ability to continue as a going concern will be determined by our ability to achieve meaningful revenues and profitability and/or ability to obtain additional funding to cover our operating expenses.  We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  Future financings through equity investments are likely to be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.  There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.  In addition, our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings.

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

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1

2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1

2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1

2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1

3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1

3.2	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on August 18, 2010	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.2

3.3	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., filed with the Secretary of State of the State of Delaware on August 18, 2010	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3

3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2

3.5	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc. filed with the Secretary of State of the State of Delaware on September 20, 2010	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9

4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1

10.1	Form of Subscription Agreement for shares of common stock, between CDSS Wind Down, Inc. and a certain investor party thereto.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.1

10.2	Form of Subscription Agreement for convertible notes, among CDSS Wind Down, Inc. and certain investors party thereto	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.2

10.3	Form of convertible Promissory Note	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.3

10.4†	Employment Agreement, dated as of April 15, 2010, between Robert Weinstein and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.5

10.5	Promissory Note, dated as of July 29, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 4, 2009, Exhibit 10.6

10.6
Stockholders’ Agreement, dated as of August 20, 2010, by and among by and among CDSS Wind Down, Inc., Green Energy Management Services, Inc., Michael Samuel, Ice Nine, L.L.C. and the persons identified on Exhibit A thereto
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7

10.7	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8

10.8	Southside Electric Inc. Promissory Note- PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11

10.9	Southside Electric Inc. Security Agreement – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12

10.10	Southside Electric Inc. Guaranty – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13

10.11	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14

10.12	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15

10.13	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16

10.14	Form of Stock Transfer Agreement	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17

10.15	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.18

10.16	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No.000-33491), filed March 31, 2011, Exhibit 10.19

10.17	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20

10.18	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21

10.19	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22

10.20	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23

10.21	Line of Credit Agreement, dated as of March 31, 2012, by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.20

10.22	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491) file August 15, 2011, Exhibit 10.24

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document.	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
__________________
†	Management contract or compensatory plan or arrangement.

*	Indicates a document being filed with this Form 10-Q.

**
Information in this Quarterly Report on Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: August 14, 2012	By:	/s/ Peter P. Barrios
		Name:	Peter P. Barrios
		Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)