Form 10-Q
period 2012-09-30
Green Energy Management Services Holdings, Inc.
filed 2012-11-14
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐   Yes   ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes   ☒   No

There were 44,416,493 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 15, 2012.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current
Cash	$13,996	$55,296
Contract receivables	32,193	31,116
Prepaid expenses	68,864	85,811
Deferred project costs - Current	33,431	46,367
Other current assets	52,540	52,540

Total Current Assets	201,024	271,130

Property and equipment-net	12,321	15,379
Deferred project costs	609,207	646,051
Licensing agreements	506,880	538,560
Other assets	12,091	7,092

Total Assets	$1,341,523	$1,478,212

LIABILITIES
Current
Line of credit - bridge loan from related party	$239,400	$239,400
Notes payable	57,500	-
Bridge loan payable - related party	500,000	500,000
Accounts payable - trade	943,964	908,840
Other accrued liabilities	3,090,869	2,018,453

Total Current Liabilities	4,831,733	3,666,693

STOCKHOLDERS' (DEFICIT)
Common stock, $0.0001 par value, 500,000,000 shares authorized; 44,416,493 shares issued and outstanding on September 30, 2012 and 44,397,743 December 31, 2011, respectively	4,442	4,440
Additional paid-in capital	19,189,399	19,183,401
Retained deficit	(22,684,050)	(21,376,322)
Total Stockholders' (Deficit)	(3,490,210)	(2,188,481)

Total Liabilities & Stockholders' (Deficit)	$1,341,523	$1,478,212

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$55,546	$1,653	$212,657	$10,268
Cost of revenue	24,209	1,954	58,461	5,923
	-
Selling, general and administrative expenses	309,694	741,073	1,379,435	14,183,513
Depreciation and Amortization expense	11,580	15,397	34,739	56,737
Loss on sale of assets	-	-	-	5,573

Operating loss	(289,937)	(756,771)	(1,259,978)	(14,241,478)

Interest expense, net	16,586	12,911	47,750	24,557

Total other expenses	16,586	12,911	47,750	24,557

Net loss before income taxes	(306,523)	(769,682)	(1,307,728)	(14,266,035)

Income taxes	-	-	-	-

Net loss	$(306,523)	$(769,682)	$(1,307,728)	$(14,266,035)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	44,416,493	44,396,425	44,416,493	44,340,836

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss for the period	$(1,307,728)	$(14,266,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,739	56,737
Stock-based compensation	6,000	224,069
Warrant-based consulting fees	-	11,719,170
Loss on sale of vehicle	-	5,573
Net change in assets and liabilities:
(Increase) decrease in contract receivables	(1,077)	7,638
(Increase) decrease in prepaid expenses	16,947	32,678
(Increase) decrease in deferred project costs	49,780	(1,079,017)
(Increase) decrease in other current assets	-	(24,638)
(Increase) in other assets	(4,999)	(480)
Increase in accounts payable - trade	35,124	258,089
Increase in accrued liabilities	1,072,414	1,015,588
Net cash (used in) operating activities	(98,800)	(2,050,628)

Cash flows from investing activities:
Purchase of property & equipment, net of dispositions	-	(5,052)

Net cash (used in) investing activites	-	(5,052)

Cash flows from financing activities:
Borrowings under line of credit	-	500,000
Proceeds from bridge loans from affiliates	40,000	239,400
Proceeds from notes payable	57,500	-
Repayments of bridge loans from affiliates	(40,000)	-
Cash received from Nyserda funding	-	480,000
Repayment of debt on installment notes	-	(7,316)

Net cash provided by financing activities	57,500	1,212,084

Net decrease in cash	(41,300)	(843,596)
Cash - beginning of period	55,296	896,057

Cash - end of period	$13,996	$52,461

Supplemental disclosure of cash flow information:
Cash payments for interest	$-	$5,101

Deferred project costs included in accounts payable	$-	$360,619

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with Green Energy Management Services, Inc., its consolidated subsidiary, is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), filed with the SEC on April 16, 2012.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2012.

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

“Net loss per common share — diluted” for the three and nine months ended September 30, 2012 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.  For more information regarding the calculation of “Net loss per common share — basic and diluted”, please see the Company’s Annual Report filed with the SEC on April 16, 2012.

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

Going Concern

The unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, we have generated minimal revenues in the first nine months of 2012 and we have a working capital deficit of $4,630,709 as of September 30, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

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

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association against GEM seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with GEM.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914.  On October 5, 2012, in connection with such claim, Mr. Weinstein obtained a judgment against GEM for the sum of $414,235 in the Supreme Court of the State of New York, New York Count.  In connection with such judgment, Mr. Weinstein served Riverbay (as defined below) with the Restraining Notice to Garnishee, dated as of October 23, 2012 (the “Notice”). The Notice asserts that under New York law, Riverbay is prohibited, among other things, from making any payments to GEM that may be due under any agreement between GEM and Riverbay, pending the resolution and/or satisfaction of the aforementioned judgment.  The Company is continuing to contest Mr. Weinstein’s claims and the amount that he may be due under this employment agreement.  The Company’s management believes that if Mr. Weinstein’s claim is ultimately resolved against GEM and the Company is forced to make any material payments to Mr. Weinstein under his employment agreement or if GEM is unable to receive at least a material portion of the payments due to it from Riverbay, this will materially adversely affect the Company’s financial position, results of operations or liquidity.  This amount has been accrued as of September 30, 2012 and December 31, 2011.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  The Company’s management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.  As of September 30, 2012, this amount is reflected in accounts payable.

On September 26, 2011, the landlord for the Company’s former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey. A judgment was granted in his favor in such amount. These amounts were accrued at December 31, 2011 and September 30, 2012.

Operating Leases

In 2011, the Company leased office space in Teaneck, New Jersey and in Sunshine and Midtown, Miami, Florida.  As of December 31, 2011, all office space leases were terminated.  In October 2011, the Company moved its corporate office to Baton Rouge, Louisiana.  The Company is utilizing office space, at no charge, from its Chief Financial Officer.  Rent expense for the nine months ended September 30, 2012 and for the fiscal year ended December 31, 2011 was $0 and $77,062, respectively.  Of the amount incurred for 2011, $12,900 is included in accrued expenses at September 30, 2012 and December 31, 2011.

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

As of September 30, 2012, FPF had the right to exercise the Option to purchase 7,834,895 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $0 and $11,719,170 in Option-based compensation expenses for consultants for the nine months ended September 30, 2012 and for the fiscal year ended December 31, 2011, respectively.  Although we determined that the Company did not have a sufficient number of authorized shares to issue to FPF, assuming it had exercised the Option in full on September 30, 2012, under derivative accounting principles the Option was not considered a derivative security since we have the authority to complete the reverse stock split previously approved by our stockholders, which would provide a sufficient number of authorized shares to exercise the Option.

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

The following information is for the nine months ended September 30, 2012.

	Number of Shares Underlying Option	Weighted Average Exercise price
Balance at January 1, 2012	7,834,895	0.14
Deemed Granted	0	$ NA
Balance at September 30, 2012	7,834,895	$0.14

Issuance of Shares to Directors

In February 2012 the Company’s Board of Directors adopted a resolution that it would issue $2,000 worth of shares of the Company’s common stock to each board member in order to compensate such board members for attending board meetings, which issuance will be accrued.  The Company held one board meeting in February 2012. Accordingly, 18,750 shares of the Company’s common stock, valued at $6,000, were accrued and recorded as stock compensation expense for the nine-months ended September 30, 2012 and will be issued by the end of November 2012.

Note 5.	Related Party Transactions

On March 31, 2011, GEM entered into a $500,000 Line of Credit Agreement (the “LOC Agreement”) with a related-party lender, pursuant to which the lender initially agreed to loan to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter ended June 30, 2011, GEM borrowed the additional $400,000 available under the LOC Agreement on the same terms evidenced by a similar promissory note. The notes bear interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the notes was due on March 31, 2012 and June 30, 2012, respectively, and was extended to August 16, 2012.  The notes are currently in default for non-payment by GEM.  The notes constitute an unsecured obligation of GEM.  We used the proceeds from the loan for project financing and general corporate purposes.  The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement Watz Enterprises LLC (“Watz”) (the “Watz Agreement”).  Watz is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses for the nine months ended September 30, 2012 are 5 payments of $25,000 each, totaling $125,000.  In April 2012 the Company gave notice of termination of the Watz Agreement effective as of May 15, 2012.  The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President, CEO and director.

During the nine months ended September 30, 2012, certain of our affiliates and a consultant of the Company (the “Lenders”) provided us with short-term bridge loans totaling $40,000 which were subsequently repaid in April, 2012.  During the fiscal year ended December 31, 2011 there were loans made which have an outstanding principal amount of $239,400 (the “Loans”) and are still outstanding as of September 30, 2012.  The Loans were not evidenced by promissory notes and do not bear interest.  We intend to repay a portion of the Loans from the proceeds of a third-party financing.  There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all. If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation.  We used the proceeds of the Loans for project financing and general corporate purposes.

Note 6.	Notes Payable

In April 2012 the Company borrowed $39,500 from Water Tech World Wide, LLC (“Water Tech”), one of the entities that the Company issued a “Master Distributorship” agreement which entitles the entity to purchase, engineer and install GEM water valve technology to GEM’s customers.  In addition, in the third quarter of 2012 the Company borrowed an additional $18,000 bringing the total obligation to $57,500.  The notes evidencing the loan bears 7% simple interest and the notes are callable on demand.  The balance on the notes totaling $57,500 and accrued interest of $1,559 is included in the Company’s accompanying unaudited condensed consolidated balance sheet at September 30, 2012.

In addition during the third quarter of 2012, the Company financed its Board of Directors insurance premium.  The amount financed is $48,730, comprised of five payments of $9,746.  One payment was made in September 2012 leaving an outstanding balance of $38,984 as of September 30, 2012.

Note 7.	Subsequent Events

In October 2012 the Company borrowed an additional $45,000 from Water Tech.  Formal loan documents have not been entered into as of the date of this Quarterly Report and are expected to be signed in the fourth quarter of 2012.

In October 2012, the Company effected a 1-for-10 reverse stock split of all of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The effective date for the Reverse Stock Split under the corporate law of the State of Delaware was October 15, 2012 (the “Effective Date”). The Reverse Stock Split took effect in the market at the open of business on October 16, 2012. After the Reverse Stock Split became effective, every 10 shares of the pre-split issued and outstanding shares of the Company’s common stock automatically converted into 1 post-split share of the Company’s common stock, without any change in the par value of the shares, and without a corresponding reduction of the number of shares of common stock the Company is authorized to issue. All fractional shares were rounded up.  All basic and diluted loss per share, number of shares outstanding and other share information has been adjusted to reflect the Reverse Stock Split.

Please see Note 3. Commitments and Contingencies — Legal Matters for a discussion of material developments relating to a Demand for Arbitration filed against GEM by one of its former employees in October 2011.

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

Company Overview

We are a full service energy management company based in Baton Rouge.  In late 2010 and early 2011 we underwent a significant shift in our business strategy to a strategy of Energy Efficiency and energy management (as defined and discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements during the remainder of the 2012 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or arrangements or that any such agreements will be on terms commercially favorable to us.

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

Results of Operations

Three months and nine months ended September 30, 2012 and 2011

Contract revenue earned for the three and nine months ended September 30, 2012 was $55,546 and $212,657, respectively, as compared to contract revenue earned of $1,653 and $10,268 for the three and nine months ended September 30, 2011. All of the contract revenue earned during the first nine months of 2012 was derived from our new Energy Efficiency and energy management business.  Contract revenue earned increased $53,893 and $202,389, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The substantial increase in contract revenue earned during the first nine months of 2012 was entirely due to sales of our Energy Efficiency lighting products. During the three and nine months ended September 30, 2011, we were still in the process of winding down our legacy commercial and residential electrical contractor business.

Cost of revenue earned was $24,209 and $58,461 or 43.58% and 27.49%, respectively, of our contract revenue earned for the three and nine months ended September 30, 2012, respectively, as compared to $1,954 and $5,923, or 118% and 57.68%, respectively, of our contract revenue earned for the three and nine months ended September 30, 2011.  Cost of revenues earned in the nine months of 2012 related entirely to our Energy Efficiency and energy management businesses compared to our legacy commercial and residential electrical contractor business for the three and nine months ended September 30, 2011.  The substantial increase in cost of revenue during the nine months of 2012 was entirely due to the expenses we incurred in relation to the work we performed for our Energy Efficiency and energy management projects.  Cost of revenue earned for 2012 includes amortization of project costs and installation.

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 were $309,694 and $1,379,435, respectively, as compared to the selling, general and administrative expenses of $741,073 and $14,183,513, respectively, for the same periods in 2011.  The decrease of $431,379 for the three months ended September 30, 2012, as compared to the same period in 2011 is primarily attributable to a decrease in salaries and compensation of $304,848, insurance expense of $37,441, a decrease of $29,057 in travel and entertainment expense, a decrease of $22,114 in rent expense, a decrease of $75,200 in professional legal and accounting fees and an increase of $48,871 in investor relations expense.

The decrease of $12,804,078 for the nine months ended September 30, 2012, as compared to the same period in 2011 is primarily attributable to the Option issued to Financial Partners Funding, LLC, a Florida limited liability company (“FPF”) (as more fully discussed in “Note 4. Issuance of the Option and Stock-Based Compensation” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), valued at $11,713,876 and deemed as non-cash consulting fees, decrease of $449,381 in salaries and compensation expense, decrease of $94,231 in travel and entertainment expense, decrease of $65,926 in rent expense and a decrease of $229,110 in professional legal and accounting fees.

Our operating loss for the three and nine months ended September 30, 2012 was $289,937 and $1,259,978, respectively, as compared to an operating loss of $756,771 and $14,241,478 for the three and nine months ended September 30, 2011, respectively.  The smaller operating loss for the three months ended September 30, 2012 is primarily attributable to the items described above.  The substantially smaller operating loss for the nine months ended September 30, 2012 is primarily attributable to the value of the Option issued to FPF in March 2011 and the other items described above, which resulted in the incurrence of selling, general and administrative expenses of $14,183,513, for the nine months ended September 30, 2011.

Interest expense, net, for the three and nine months ended September 30, 2012 was $16,586 and $47,750, respectively, as compared to $12,911 and $24,557, respectively, for the same periods in 2011.  Interest expense, net, increased as a result of an increase in the principal amount borrowed under the related party loan payable, which was used partially to fund our overhead expenses.

We incurred a net loss of $306,523 and $1,307,728 for the three and nine months ended September 30, 2012, respectively, as compared to a net loss of $769,682 and $14,266,035 for the three and nine months ended September 30, 2011, respectively.  The substantial decrease in our net loss for the three months ended September 30, 2012 was primarily attributable to a substantial decrease in our selling, general and administrative expenses for the reasons set forth above, and the substantial decrease in our net loss for the nine months ended September 30, 2012 was primarily attributable to a substantial decrease in our selling, general and administrative expenses for the reasons set forth above and the non-cash consulting fees attributed to the issuance of the Option to FPF incurred in March 2011.  The net loss per share, basic and diluted, was $0.00 for each of the three and nine months ended September 30, 2012, as compared to $0.00 and $(0.03) for the three and nine months ended September 30, 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had a negative working capital of $4,630,709, as compared to a negative working capital of $3,395,563 at December 31, 2011.  We had cash of $13,996 at September 30, 2012, as compared to $55,296 at December 31, 2011.  The decrease in cash is attributable to increased cash payments for overhead expenses.  The $1,235,146, increase in our working capital deficit is primarily due to an increase in accrued expenses of $1,009,108, increase of borrowed funds of $95,768.

Although we will not receive any proceeds or cash under the Commitment Letter entered into with FPF, we hope that it will provide us with increased liquidity resulting from increases in contract revenue earned due to our products being sold to customers through third-party leads financed by FPF.

As of September 30, 2012, we had cash of $13,996 and contract receivables of $32,193.  With the funds that we currently have on hand and the potential third party financing to monetize the revenues projected from our agreement with Co-op City, pursuant to which we have received approximately $21,000 per month to date, we believe that we will be able to sustain our current level of operations for approximately the next 12 months.  Please also see below under (i) “Going Concern” for the factors on which our ability to continue our existence and our continuing efforts to implement our new business strategy will depend on and (ii) Item 1A. Risk Factors for the matters for which a negative outcome could result in payments by us of substantial monetary damages, or changes to our products or our business, which may have a material and adverse impact on our business, financial condition or results of operations or force us to file for bankruptcy and/or cease our operations. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first nine months of 2012 and we have a working capital deficit of $4,630,709 as of September 30, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the nine months ended September 30, 2012, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Concentration of Customers

For the nine months ended September 30, 2012, we earned 100% of our contract revenue from one customer.  For the nine months ended September 30, 2011, we had 4 customers that in total represented 100% of our contract revenue.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2012, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, in the first quarter of 2012 we implemented certain measures to address the material weaknesses in our internal control over financial reporting and weaknesses related to our documentation and a lack of segregation of duties due to our limited size.  If and when our financial position improves, we intend to hire additional personnel to further remedy former deficiencies.  As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2012.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2012, we had a working capital deficit of $4,567,401, and for the nine months ended September 30, 2012, we incurred an operating loss of $1,196,670 and a net loss of $1,244,420.  As of September 30, 2012, we had cash of $13,996.  Despite borrowing $500,000 under a Line of Credit Agreement dated March 31, 2011 with a related party lender, borrowing approximately $239,400 from certain affiliates and employees and borrowing $57,500 from additional sources, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to achieve meaningful revenues and profitability, ability to obtain additional financing and upon the future success of our business.  The financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

We are defendants in pending litigation which may have a material and adverse impact on our business, financial condition or results of operations.

As noted in Note 3. Commitments and Contingencies — Legal Matters to our condensed consolidated financial statements, we are currently party to several disputes which involve or may involve litigation.  For example, in October 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association against GEM seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with GEM.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914 and on October 5, 2012, Mr. Weinstein obtained a judgment against GEM for the sum of $414,235 in the Supreme Court of the State of New York, New York Count. We are not able to predict the ultimate outcome of this or any other dispute or the actual impact of these matters on our Company.  Any litigation to which we are a party, including Mr. Weinstein’s claim, may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or our business, which may have a material and adverse impact on our business, financial condition or results of operations.  Defending these claims is costly and can impose a significant burden on our management and we may receive unfavorable preliminary or interim rulings in the course of litigation, which could adversely affect the market price of our common stock. There can be no assurances that a favorable final outcome will be obtained in any of these cases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

GEM is in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender. The repayment of the notes was due on March 31, 2012 and June 30, 2012, respectively, and was extended to August 16, 2012. The default was effective as of August 17, 2012 due to GEM’s inability to make principal and interest payments under the notes. The principal amount of the notes is $500,000 as of September 30, 2010 and accrued interest on this amount totaled approximately $82,677 as of September 30, 2010. Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association against GEM seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with GEM.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914.  On October 5, 2012, in connection with such claim, Mr. Weinstein obtained a judgment against GEM for the sum of $414,235 in the Supreme Court of the State of New York, New York Count.  In connection with such judgment, Mr. Weinstein served Riverbay (as defined below) with the Restraining Notice to Garnishee, dated as of October 23, 2012 (the “Notice”).  The Notice asserts that under New York law, Riverbay is prohibited, among other things, from making any payments to GEM that may be due under any agreement between GEM and Riverbay, pending the resolution and/or satisfaction of the aforementioned judgment.  The Company is continuing to contest Mr. Weinstein’s claims and the amount that he may be due under this employment agreement.  The Company’s management believes that if Mr. Weinstein’s claim is ultimately resolved against GEM and the Company is forced to make any material payments to Mr. Weinstein under his employment agreement or if GEM is unable to receive at least a material portion of the payments due to it from Riverbay, this will materially adversely affect the Company’s financial position, results of operations or liquidity.  This amount has been accrued as of September 30, 2012 and December 31, 2011.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of approximately $990,000 the energy conservation measures, together with the receivables, equipment and related assets, under GEM’s Sales and User Agreement, dated as of November 2, 2010 (the “Sales and User Agreement”), between The Riverbay Fund, Inc. and GEM, related to the Co-op City project.  The purpose of the agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Sales and User Agreement in order to provide GEM with cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Sales and User Agreement. Per the agreement with the Assignee, as of September 30, 2012, GEM has received approximately $220,000 of the purchase price. Subject to and upon the satisfaction of the terms and conditions of the Assignment Agreement, including Assignee’s lender approval and funding conditions which have not been satisfied to date, GEM expects to receive the balance of the purchase price. The Company and GEM can provide no assurances that these conditions will be satisfied. Management cautions investors against making investment decisions based on any expectation that the balance of the purchase price will be paid to GEM.

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

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Green Energy Management Services Holdings, Inc., filed with the Secretary of State of the State of Delaware on October 2, 2012.
Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012 Exhibit 3(i)(1)

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
Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.7

10.7	Promissory Note, dated as of August 20, 2010, issued by Green Energy Management Services, Inc. to CDSS Wind Down Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 26, 2010, Exhibit 10.8

10.8	Southside Electric Inc. Promissory Note- PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.11

10.9	Southside Electric Inc. Security Agreement – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.12

10.10	Southside Electric Inc. Guaranty – PNC Bank	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.13

10.11	Sales Commission Agreement, dated October 26, 2010, by and between Claudio Castella and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.14

10.12	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15

10.13	License and Marketing Agreement, dated as of September 30, 2010, by and between GEM RG, Inc., Green RG, Inc., Alfred Meyer and Horn illegible, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.16

10.14	Form of Stock Transfer Agreement	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.17

10.15	Consulting Services Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.18

10.16	Sales Agency Agreement, dated as of February 1, 2011, by and between Titan Management and Consulting LLC and Green Energy Management Services Holdings, Inc.	Annual Report on Form 10-K (File No.000-33491), filed March 31, 2011, Exhibit 10.19

10.17	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20

10.18	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21

10.19	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22

10.20	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23

10.21	Line of Credit Agreement, dated as of March 31, 2012, by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.20

10.22	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491) file August 15, 2011, Exhibit 10.24

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document.	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

†	Management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Quarterly Report.
**
Information in this Quarterly Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: November 14, 2012	By:	/s/ Peter P. Barrios
		Name:	Peter P. Barrios
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)