Form 10-K
period 2012-12-31
Green Energy Management Services Holdings, Inc.
filed 2013-04-16
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  or  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  or  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  or  No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter ended June 30, 2012, was approximately $2.74 million.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the registrant’s common stock.

As of April 16, 2013, the registrant had outstanding 44,585,243 shares of common stock, $0.0001 par value.

PART I

Cautionary Statement Regarding Forward-Looking Statements

Green Energy Management Services Holdings, Inc. and its subsidiaries (collectively referred to as the “Company,” “we,” “us,” or “our”; references to “GEM” refer only to Green Energy Management Services, Inc., our wholly-owned subsidiary) has made forward-looking statements in this Annual Report on Form 10-K (this “Annual Report”) that are subject to risks and uncertainties.  These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries.  Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Company.  Forward-looking statements include, without limitation, the information regarding: conditions to, and the timetable for, completion and integration of acquisitions and the future economic performance of our subsidiaries.  Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology.

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
•
our limited operating history, inability yet to attain profitable operations and need of additional financing to fund our business, provide a doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital;

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
•
through the ownership of (i) approximately 14.4% of our shares of common stock outstanding as of March 12, 2013, by our Chairman, President and Chief Executive Officer and/or his affiliates, and (ii) warrants held by an affiliate of one of our directors, which if fully exercised would result in the ownership of over 33% of our shares of common stock then outstanding, our management and Board of Directors have the ability to influence the election of our directors and the outcome of matters submitted to our stockholders;

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

The above-mentioned factors are described in further detail in Item 1A of this Annual Report under the section captioned “Risk Factors” set forth below.  You should assume the information appearing in this Annual Report is accurate only as of December 31, 2012 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date.  Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Reverse Stock Split

On October 15, 2012, we effected a 1-for-10 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”), which was previously approved by our Board of Directors and shareholders. Upon the effectiveness of the Reverse Stock Split, every ten shares of our outstanding common stock were decreased to one share of common stock. Our common stock began trading on the OTCQB on a reverse split basis on October 16, 2012. All of the share and per share numbers, share prices and exercise prices have been adjusted within this Annual Report, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Item 1.   Business

Overview

We were incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction”).  Following the McAfee Transaction, we had no active business operations.  On March 29, 2010, we entered into a Merger Agreement (as amended, the “Merger Agreement”) with GEM and our newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”).  On August 20, 2010, pursuant to the terms of the Merger Agreement, the Merger Sub merged with and into GEM (the “Merger”).  GEM, as the surviving corporation, became our wholly-owned subsidiary.  In connection with the Merger, we changed our name to “Green Energy Management Services Holdings, Inc.”

GEM was incorporated pursuant to the laws of the State of Delaware in March 2010.  On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside Electric Corporation, Inc., a New Jersey corporation incorporated in 1989 (“Southside”) and the stockholders of Southside (the “Southside Stockholders”), pursuant to which the Southside Stockholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 4,376,341 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”).  Prior to the Share Exchange, GEM was a shell company without any assets or activities and Southside was primarily engaged as a residential and commercial electrical contractor.  Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business.  The Share Exchange was accounted for as a reverse merger and recapitalization.  GEM was the legal acquirer for reporting purposes and Southside was deemed to be the accounting acquirer.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of GEM prior to the Share Exchange are those of Southside and are recorded at the historical cost basis of Southside, and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of GEM and Southside, historical operations of Southside and operations of GEM from the closing date of the Share Exchange.

We are a full service energy management company based in Baton Rouge, Louisiana.  In late 2010 and early 2011 we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new business strategy of Energy Efficiency products and system (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements in the 2013 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We currently use commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. See “Key Customers and Contracts” below.

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM, mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water system solutions.  We are primarily engaged in the energy management of energy efficient lighting units to end users who utilize substantial quantities of electricity.  We maintain our business operations on a nationwide basis, providing energy managing products and services to municipal and commercial customers.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency.  We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them  water valve technology, which has the ability to reduce residential and commercial water usage.

Our technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product, while the water management system can effectively reduce consumption and sewerage by as much as 20%.  The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives.  With the exception of one structure, the water management system was installed simultaneously and is being monitored for its effectiveness. We generally install all of our clean technology at our cost and share the savings with the owner of the project.  The savings revenues vary from product to product but we generally expect to receive at least 50% of the savings.

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

Key Customers and Contracts

On November 2, 2010, we entered into the Sales and User Agreement, dated as of November 2, 2010 (the “Riverbay Agreement”), a lighting retrofit and maintenance agreement to provide energy management lighting installation and services to The Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, the largest residential development in the United States, located in The Bronx, a borough of New York City (the “Project”).  The Riverbay Agreement entails replacing and retrofitting  approximately 6,000 lighting fixtures and elements in eight parking structures within Co-op City.  Project inception was subject to final approval from the New York State Energy Research and Development Authority under the American Recovery and Reinvestment Act, which was obtained in March 2011.  The agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion occurred during the third quarter of 2011 when GEM completed installation of at the fixtures.  We have completed electrical and substantially completed water  management contracts with Riverbay and pursuant to the Riverbay Agreement we have received $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay from Nyserda.  Prior to us entering into the Assignment Agreement (as discussed below), we anticipated that during the term of the Riverbay Agreement we would receive approximately an additional amount of approximately $22,000 per month, to be adjusted based upon the actual savings on the project.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Riverbay Agreement in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Agreement.  Under the Assignment Agreement, as of December 31, 2012, GEM has received approximately $316,200 of the purchase price.  Subject to and upon the satisfaction of the terms and conditions of the Assignment Agreement, including Assignee’s lender approval and funding conditions which have not been satisfied to date, GEM expects to receive the balance of the purchase price.  We can provide no assurances that these conditions will be satisfied.  We caution investors against making investment decisions based on any expectation that the balance of the purchase price will be paid to GEM.

On May 3, 2011, GEM entered into a Water Management Agreement (the “WM Agreement”) with the Riverbay Corporation (“Riverbay Corp.”) to provide energy management water valve installation services to Riverbay Corp.  The WM Agreement entails GEM’s installation of 26 proprietary water valves (the “Units”) in 13 residential structures for the Project.  In consideration for the installation of the Units, during the term of the WM Agreement Riverbay Corp. agreed to remit to GEM 50% of the monthly cost savings achieved within the Project.  Subject to satisfaction of the applicable conditions of the WM Agreement and solely based upon GEM’s internal estimates, GEM anticipates that such payments to GEM would range between $35,000 - $65,000 per month over the term of the Agreement.  All of the Units with the exception of one structure have been installed and we are analyzing if more water valves should be installed to achieve greater savings within the Project.  There can be no assurance however that these payments would amount to such estimated monthly total and the payments may vary to a substantial degree on a month-to-month basis.  The WM Agreement is for five years from the date of completion of installation of the Units.  Neither GEM nor Riverbay Corp. may terminate the Agreement during its term except for “cause” (as defined in the WM Agreement).

For the year ended December 31, 2012, one customer accounted for approximately 97% of our total contract revenue.  For the year ended December 31, 2011, one customer accounted for approximately 85% of our total contract revenue.

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

Sales & Marketing

With future funding, we plan to establish a formal sales and marketing team.  Presently, our internal sales force consists of our Chief Executive Officer and one consultant.  To date, we have marketed, with our existing management team, to a small group of large-scale electricity consumers through targeted sales.

We have also contracted with  outside sales personnel as independent contractors to market to specific large-scale lighting and water consumers.  These contractors are compensated as a percentage of revenues or project profitability.  Such consulting, sales and marketing agreements include the following:

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

Our technology team has  focused marketing efforts through our comprehensive website as well as maintaining communications with existing and future customers.

We conduct research and development on our water conservation products as we continue to improve the water management system performance.  Pursuant to the PMP Agreement (as defined below), we spent approximately $9,850 relating to the water conservation technology development in 2012.  None of our development expenditures are borne by our customers.

Government Regulation

Some of our products and services may be subject to certain government regulations.  We ensure that all of our purchased products and services comply with applicable government regulations.  We install only Underwriting Laboratories (“UL”) approved lighting products and, when required, we will provide documentation showing that our products are “assembled in the USA.”  Additionally, with photovoltaics, we only use UL approved panels with corresponding 12 year warranties.

In addition, contracts we may enter into with our municipal and quasi-public customers may be governed by applicable regulations and laws governing public and quasi-public contracting.  Regulations might include contractor labor regulations, construction parameters and other project completion requirements.

We believe that the costs and effects of our compliance with environmental laws are insignificant.

Competition

 Currently, there are a few competitors that offer energy management services.  Potential competitors could range from the vertically integrated, larger scale light manufacturers such as General Electric Company and Osram Sylvania Inc. to small, local electrical contractors competing while working with their traditional clients.

Patents and Trademarks

On September 29, 2010, we entered into a technology license agreement (the “PMP Agreement”) with PMP and Mr. Bocos, pursuant to which we acquired an exclusive royalty-free license to market and sell certain water valves utilized in our Energy Efficiency solutions (the "Technology"). The Technology is designed to reduce the amount of air flowing through water pipes allowing a customer’s water meter to measure more precisely the exact amount of water used. The PMP Agreement allows us to market and distribute exclusively and to sell and service the water valve products manufactured through the use of the Technology to customers within various territories within the United States and a number of foreign countries. The PMP Agreement will be effective for as long as PMP or any assignee of PMP, retains any rights in the licensed technology and for so long as we pay Bocos the consulting fee provided for under the technology license agreement, which amounts to $8,000 per month.  On February 23, 2012 we modified the PMP Agreement to provide for an assignment of the patents applications thereunder to us. We periodically evaluate the value of the Technology and adjust the value based upon periodic impairment analysis. We evaluated the Technology for impairment as of December 31, 2012 and determined that the future expected undiscounted cash flows were insufficient for recoverability. As such, the asset was deemed to be fully impaired as of December 31, 2012. The impairment loss of $549,120 was recorded in our statement of income for the year ended December 31, 2012.

Effective as of October 12, 2010, we entered into a license and marketing agreement with Green RG to acquire a license to install and distribute and on an exclusive basis, market, products manufactured by Green RG and its affiliates through the use of the licensors’ patented and proprietary energy efficient LED and solar energy solutions technology (the “Green RG Products”), in exchange for between 1 million and 3 million restricted shares of the Company’s common stock, based on the achievements of certain performance thresholds.  As of December 31, 2012, this agreement has been terminated and we have not issued and do not expect to issue any shares to Green RG.

Employees

As of March 31, 2013, we had 1 full-time employee, our Chief Executive Officer, and 1 part-time employee, our Chief Financial Officer.  GEM also has contracts for the services with independent consultants involved in Energy Efficiency, regulatory, accounting, financial and other disciplines, as needed.  None of our employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that we have a good relationship with our employees.  We also currently utilize the services of two consultants.

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

Item 1A.  Risk Factors

An investment in our common stock involves risk and uncertainties. You should not invest in our securities if you cannot afford to lose your entire investment. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our common stock.

Risks Relating to Our Business

Our limited operating history may make it difficult to evaluate our business to date and future viability.

We are in the early stage of operations and development with a limited operating history on which to base an evaluation of our business and prospects. GEM commenced its operations in March 2010, followed by the Merger with our Company, and recently changed its business focus on the design, installation and servicing of energy management programs (our entry into the Energy Efficiency services industry).  In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company.  We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in revenues and expenses, competition, the general strength of regional and national economies, and governmental regulation.  Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects.  We may not succeed given the technological, marketing, strategic and competitive challenges we will face.  The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.  We have generated limited revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is substantial doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital.

The consolidated financial statements for the year ended December 31, 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2012, we had negative working capital of $4,890,939, as compared to negative working capital of $3,395,563 as of December 31, 2011.  For the twelve months ended December 31, 2012, we incurred a net loss of $2,121,522, as compared to a net loss of $19,254,789 during the year ended December 31, 2011.  As of April 5, 2013, we had cash of approximately $6,500.  Notwithstanding us borrowing $387,500 via the issuance of two promissory notes, each dated December 31, 2012, including $337,500 borrowed from an affiliate of a director of our Company, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2012 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

Our ability to continue as a going concern will be determined by our ability to achieve meaningful revenues and profitability and/or ability to obtain additional funding to cover our operating expenses.  We may be required to pursue sources of additional capital through various means, including joint venture projects and substantially dilutive debt or equity financings.  Future financings through equity investments are likely to be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be substantially more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.  There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.  In addition, our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable and have no material revenues, which could impact the availability or cost of future financings.

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

Our success will depend largely on our ability to attract and retain managerial personnel.  Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff.  The loss of members of managerial or sales staff could have a material adverse effect on our future operations and on successful development of products and services for our target markets.  The failure to maintain our management, particularly Ron Ulfers, Jr., our Chief Executive Officer, and Peter Barrios, our Chief Financial Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.  Although we intend to provide incentive compensation to attract and retain key personnel, we cannot guarantee that these efforts will be successful.

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

LED, induction lighting equipment and our water conservation valves represent new technologies.  Currently there are a few companies focusing on providing energy-saving technologies and a few companies that may provide water conservation technologies under long-term, fixed-price contracts.  Accordingly, the markets for our installation and maintenance services are highly competitive.  In the efficiency lighting contracting market, we compete with companies that service and/or sell LED and induction lighting equipment and services.  With the growth potential for LEDs and induction lighting based upon the potential for cost savings by our customers, we may face additional competition in the future.  In the water conservation market, we may compete in the future with companies that service and/or sell water conservation valves and services.  Many of our competitors have been engaged in these industries much longer than we have and possess substantially larger operating staffs and greater capital resources than we do.  Competitors could offer aggressive pricing for their services and claims of improved lighting and water conservation performance and Energy Efficiency.  Competitive pricing pressures could establish a rate of decline of our contracting services prices.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Recently, among other things, concerns over inflation, energy costs and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, highly variable business and consumer confidence and stagnant unemployment, have resulted in a very sluggish economic recovery and have threatened a return to the global recession that occurred from 2008 to 2012. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The 2008-2012 worldwide financial and credit crisis may reoccur. Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. In addition, many of our customers rely on external funding to complete their construction and renovation projects. During the year ended December 31, 2012, our revenues increased by $160,907, or 138%, as compared to the same period in 2011, primarily due to a larger number of projects in process and completed in 2012 versus a few residential and commercial electrical contracts pending or completed during 2011, as we continue to strive to grow our Energy Efficiency and energy management business. Accordingly, until we are able to generate sufficient revenues and income, we will need to obtain additional funding to cover our operating expenses and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Risks Relating to our Organization and our Common Stock

Affiliates controlled by our Chairman, President and Chief Executive Officer own over 14.4% of our shares of common stock outstanding as of March 12, 2013, and an affiliate of one of our directors owns warrants, which if fully exercised, would result in the ownership of over 33% of our shares of common stock then outstanding, thereby giving our management the ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Affiliates of Ronald Ulfers, our Chairman, President and Chief Executive Officer, own approximately 6.39 million shares, which represents approximately 14.4% of our common stock outstanding as of March 12, 2013. An affiliate of Dr. Robert Thomson, a member of our Board of Directors, owns two warrants, which if fully exercised, would give such affiliate an ownership of over 33% of our shares of common stock then outstanding (irrespective of the number shares of our common stock outstanding on such date).  In addition, (i) an affiliate of Michael Samuel, a former member of our Board of Directors, directly owns approximately 4.56 million shares, and (ii) an affiliate of John Morra III, former President and Director of Project Development of GEM, owns approximately 3.82 million shares, respectively, which represent approximately 10.3% and 8.6%, respectively, of our common stock outstanding as of March 12, 2013.  Therefore, our officers and directors (and former officers, directors and employees of our Company or GEM) and/or their affiliates, collectively beneficially own approximately 29.35 million shares, which represent approximately 44.6% of our common stock outstanding as of March 12, 2013. As a result, these stockholders have the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and these stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove our management. The ownership of these stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We are subject to the information and reporting requirements of federal securities laws and complying with these requirements will divert resources that we might have used in other aspects of our business.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  We will incur costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders.

In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act for us.  If we are unable to comply with the requirements of the Sarbanes-Oxley Act, then such deficiency may interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the over-the-counter market on the OTCQB (“OTCQB”) or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  Our management, including our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Exchange Act) as of December 31, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that the disclosure controls and procedures were not effective.  We have identified certain material weakness in our internal control over financial reporting related to the Company’s lack of segregation of duties, failure to accrue for liabilities material to the financial statement, limited capability to interpret and apply accounting principles generally accepted in the United States and lack of formal accounting policies and procedures that include multiple levels of review.  Although we have implemented several measures to address such material weaknesses, we can provide no assurance, that our actions result in our disclosure controls and procedures being effective or will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our periodic reports.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures and therefore, internal control over financial reporting may not prevent or detect misstatements.  Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.  In addition, as a smaller reporting company with substantially limited resources, we can provide no assurances that we will be able hire additional personnel and implement additional measures in the future to improve our internal controls over financial reporting.

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

Although our common stock is quoted on the over-the-counter markets on OTCQB, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock.  Any market price is likely to be highly volatile.  Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or our the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline.  In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities.  Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

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

To date there has been a very limited trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  We anticipate having our common stock continue to be quoted for trading on the OTCQB, however, we cannot be sure that such quotations will continue.  We currently do not satisfy the initial listing standards of any national securities exchange and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange in the future.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTCQB or suspended from the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  Furthermore, for companies whose securities are traded in the OTCQB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (3) to obtain needed capital.

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

Risks Relating to the December 2006 Sale of Substantially All of Our Predecessor’s (CDSS Wind Down Inc.) Assets

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay.

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures.  At December 31, 2012, we believe we have no probable exposures.  To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining our provision for income taxes.  In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Our reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.  The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our principal executive office is located in the office of our Chief Financial Officer at 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana (the “Louisiana Office”). We are utilizing this space at no charge.  We do not currently have a signed lease for this space.  We consider this facility to be suitable and adequate for the management and operation of our business.  We do not own any real property.

Item 3.   Legal Proceedings

We are subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business.  While the results of any ultimate resolution cannot be predicted, as of December 31, 2012, it is the opinion of management that any losses resulting from these matters will not have a material adverse effect on our financial position or results of operations.

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association against GEM seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with GEM.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914 and on October 5, 2012, Mr. Weinstein obtained a judgment against GEM for the sum of $414,235 in the Supreme Court of the State of New York, New York Count.  During the fourth quarter of 2012, Mr. Weinstein agreed in principle to a settlement of $150,000 which is recorded as a liability at December 31, 2012.  During the first quarter of 2013, we formally settled this litigation and obtained a full mutual release from Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000 which is recorded as a liability at December 31, 2012.  A gain on the settlement of these liabilities of $243,953 is recorded in the Company’s statement of income for the year ended December 31, 2012.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of December 31, 2012, this amount is reflected in accounts payable.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued at December 31, 2011 and December 31, 2012.

Item 4.   Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock has been quoted on the OTCQB under the symbol GRMS.OB since September 22, 2010.  Prior to September 22, 2010, our common stock was quoted on the OTCQB under the symbol CWDW.OB.  As of March 12, 2013, there were 720 holders of record of our common stock.  The last reported sales price of our common stock on March 13, 2013 was $0.08 per share.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2012	High	Low
1st Quarter Ended March 31, 2012	$0.40	$0.03
2nd Quarter Ended June 30, 2012	$0.30	$0.07
3rd Quarter Ended September 30, 2012	$0.20	$0.08
4th Quarter Ended December 31, 2012	$0.17	$0.02

Year Ended December 31, 2011	High	Low
1st Quarter Ended March 31, 2011	$2.60	$0.90
2nd Quarter Ended June 30, 2011	$1.25	$0.40
3rd Quarter Ended September 30, 2011	$0.60	$0.11
4th Quarter Ended December 31, 2011	$0.50	$0.03

Dividend Policy

We did not pay any cash dividends in 2012 or 2011 and currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business.  Our future dividend policy will depend on the requirements of financing agreements to which we may be a party.  Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans approved by our Board of Directors as of December 31, 2012.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since January 1, 2012 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech), and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant (the “Third Warrant” and collectively with the First Warrant and the Second Warrant, the “Warrants”), for gross proceeds of $50,000 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012.

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2ndNote, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We plan to use the net proceeds of the sale of these securities as general working capital.

The First Warrant entitles Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share. The Second Warrant entitles Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Third Warrant entitles the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Warrants will be exercisable from issuance until 3 years after the Effective Date. The number of shares of our common stock issuable upon exercise of the Warrants is subject to adjustment in the event of any change in the common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of common stock. The Warrants will be exercisable on a cashless basis any time after the issuance date and contain weighted average anti-dilution price protection. In addition, The First Warrant contains an anti-dilution provision (the “Dilution Protection Term”), in that as long as the First Warrant remains outstanding, Water Tech will have the right to convert the First Warrant into such number of shares of our common stock as will equal, when converted, 30% of the aggregate number of common shares outstanding upon conversion. With the exception of their exercise price, the Second Warrant and the Third Warrant are identical to the First Warrant and contain the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant.

The sale of the securities described herein were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchaser of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the securities issued described above. The purchaser of the securities represented and warranted, among other things, that it was an accredited investor within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that it had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in our Company and it had the ability to bear the economic risks of the investment, and that it had adequate access to information about our Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      None.

Item 6.   Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our financial condition and results of operations in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.  This discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report.  See “Cautionary Statement Regarding Forward-Looking Statements.” Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

We are a full service energy management company based in Baton Rouge, Louisiana.  In late 2010 and early 2011 we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new business strategy of Energy Efficiency products and system (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements in the 2013 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We currently use commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. See “Item 1. Business — Key Customers and Contracts” contained in this Annual Report.

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water management solutions.  We are primarily engaged in the distribution of energy efficient lighting units to end users who utilize substantial quantities of electricity.  We maintain our business operations on a nationwide basis, distributing products and services to municipal and commercial customers.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency.  We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them a patent pending water valve technology, which has the ability to reduce residential and commercial water usage.

Our technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product, while the water management system can effectively reduce consumption and sewerage by as much as 20%.  The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives.  With the exception of one structure, the water management system was installed simultaneously and is being monitored for its effectiveness. We generally install all of our clean technology at our cost and share the savings with the owner of the project.  The savings revenues vary from product to product but we generally expect to receive at least 50% of the savings.

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

Recent Developments – Operations

On October 16, 2012, we effected a 1-for-10 reverse stock split of all of the Company’s issued and outstanding shares of common stock. Upon the effectiveness of the reverse stock split, every ten shares of outstanding common stock were decreased to one share of common stock. Our common stock began trading on the OTCQB on a reverse split basis on October 16, 2012.

On January 31, 2013, our Board of Directors elected Dr. Robert Thomson as a director of our Company, effective immediately, to replace the vacancy created by the resignation of Mr. William D’Angelo, which took place on January 25, 2013. Dr. Thomson is expected to be named to the following committees of the Board of Directors: the Audit Committee and the Compensation Committee. Our Board of Directors has determined that Dr. Thomson is an independent director within the meaning of applicable listing rules of The New York Stock Exchange (the “NYSE”), as amended from time to time, and the rules promulgated by the SEC.

During the first quarter of 2013, we settled the litigation arising out of a Demand for Arbitration filed with the New York office of the American Arbitration Association by Mr. Robert Weinstein, our former Chief Financial Officer, and entered into a full mutual release with Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000.  A portion of the settlement amount was paid by a certain unaffiliated third party with whom we entered into an Assignment, Assumption and Indemnity Agreement on November 15, 2011 (the “Assignment Agreement”) (as discussed above under Item 1. Business — Key Customers and Contracts”).  The payment made by such third party will be credited towards the payments we would receive under the Assignment Agreement.

Recent Developments – Financings

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech), and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant (the “Third Warrant” and collectively with the First Warrant and the Second Warrant, the “Warrants”), for gross proceeds of $50,000 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012.

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2ndNote, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We plan to use the net proceeds of the sale of these securities as general working capital.

The First Warrant entitles Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share. The Second Warrant entitles Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Third Warrant entitles the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Warrants will be exercisable from issuance until 3 years after the Effective Date. The number of shares of our common stock issuable upon exercise of the Warrants is subject to adjustment in the event of any change in the common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of common stock. The Warrants will be exercisable on a cashless basis any time after the issuance date and contain weighted average anti-dilution price protection. In addition, The First Warrant contains an anti-dilution provision (the “Dilution Protection Term”), in that as long as the First Warrant remains outstanding, Water Tech will have the right to convert the First Warrant into such number of shares of our common stock as will equal, when converted, 30% of the aggregate number of common shares outstanding upon conversion. With the exception of their exercise price, the Second Warrant and the Third Warrant are identical to the First Warrant and contain the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant.

Basis of Presentation

For a discussion of the basis of presentation of our consolidated financial statements included in Item 8 of this Annual Report see Note 2. “Summary of Significant Accounting Policies.”

Critical Accounting Policies and Estimates

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Green Energy Management Services Holdings, Inc. and its wholly-owned subsidiary, Green Energy Management Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Receivables

We currently provide Energy Efficiency services to a few customers. Unsecured credit is extended based on an evaluation of each customer's financial condition. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Deferred Costs

We capitalize costs associated with contracts that will generate future revenues from energy savings. These contracts will span between five and ten years. These deferred costs are amortized as a component of cost of revenue over the life of the contract, using the straight-line method.

Concentration of Customers

For the year ended December 31, 2012, one customer accounted for approximately 97% of our total contract revenue. For the year ended December 31, 2011, we had two customers that, in total, represented 85% of our contract revenue. Based upon the change of our business strategy, we will seek to conduct business with customers in high energy cost metropolitan areas.

Results of Operations

Results of Operations for the years ended December 31, 2012 and 2011

We are a full service energy management company based in Baton Rouge.  In late 2010 and early 2011 we underwent a significant shift in our business strategy to a strategy of Energy Efficiency and energy management (as defined and discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements in the 2013 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or arrangements or that any such agreements will be on terms commercially favorable to us.

Contract revenue earned for the year ended December 31, 2012 was $277,457 as compared to contract revenue earned of $116,550 for the year ended December 31, 2011. All of the contract revenue earned during 2011 and 2012 was derived from our new Energy Efficiency and energy management business. Contract revenue earned increased by $160,907 or 138%, for the year ended December 31, 2012 as compared to the same period in 2011. The revenue increase for the year was primarily due to having completed our projects and realizing energy savings during 2012, as compared to 2011.  During the year ended December 31, 2012, we completed an aggregate of 3 contracts as compared to 1 during the year ended December 31, 2011.  Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, GEM encountered significant difficulties in 2011and 2012 securing new business and adapting to its new Energy Efficiency solutions market.

Cost of revenue earned was $116,878, or 42.12% of contract revenue earned for the year ended December 31, 2012, as compared to $33,583, or 28.81% of contract revenue for the year ended December 31, 2011. Cost of revenue earned for 2012 and 2011 was mostly related to our Energy Efficiency and energy management businesses and includes the amortization of the cost of the project over 120 months starting in the month the project was able to be billed. Included in this amount were expenses related to repair and replacement of bulbs and cost of meter reading for determining the energy savings. Gross profit for the year ended December 31, 2012 was $160,579, as compared to $82,967 for the year ended December 31, 2011. The increase in gross profit in 2012 is attributable to higher contract revenues and higher number of completed projects achieved in 2012, as compared to the same period in 2011.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $1,742,098 and $19,250,020, respectively. The decrease of $17,507,922 for 2012, or (90.95)%, as compared to the same period in 2011 is primarily attributable to decreases in non-cash expenses in issuing stock warrants for potential working capital of $11,719,170, consulting expenses of $300,927, legal and accounting fees of $100,619, research and development expenses related to our water valve product of $225,892, stock based compensation expense of $3,818,069, salaries and benefits compensation of $719,623, rent expense of approximately $90,000 and travel expenses of $169,791.

Impairment of intangible assets for the years ended December 31, 2012 and 2011 was $549,120 and $0, respectively.  The increase of $549,120 is attributable to the impairment loss of $549,120 related to the Company’s intangible assets recognized during the year ended December 31, 2012, which was recorded by the Company when it was determined that the future expected undiscounted cash flows related to the intangible assets were insufficient for recoverability.

Impairment of deferred project costs for the years ended December 31, 2012 and 2011 were $56,513 and $0, respectively.  The increase of $56,513 is attributable to the Company writing off deferred project costs for certain projects that were determined to be unsuccessful.

Operating loss for the year ended December 31, 2012 was $2,134,717 as compared to an operating loss of $19,192,017 for the year ended December 31, 2011. The substantially smaller operating loss is primarily attributable to us incurring  lower warrant and stock based compensation expenses, which decreased from 2011 by $15,537,239.  For 2011, the substantial operating loss was primarily attributable to non-cash expenses of $11,719,170 incurred due to issuing stock warrants that secured potential working capital for future projects and other increases in selling, general and administrative expenses of $5,788,752 for the reasons discussed above.

Interest expense, net, for the years ended December 31, 2012 and 2011 was $113,308 and $62,772, respectively. Interest expense increased as a result of a small increase in the principal amount borrowed under the loans obtained from related parties and interest awarded as part of an arbitration award to our former chief financial officer, in addition to the amortization of a debt discount during the year ended December 31, 2012.

Gain on settlement of liability to former officer for the years ended December 31, 2012 and 2011 were $243,953 and $0, respectively.  The increase of $243,953 is attributable to the settlement of outstanding liabilities with the Company’s former Chief Financial Officer in January 2013.

Loss on derivative liability for the years ended December 31, 2012 and 2011 was $117,450 and $0, respectively.  The increase of $117,450 is due to the establishment of a derivative liability related to warrants issued with debt during the year ended December 31, 2012.  See Note 9 in the footnotes to the consolidated financial statements for further information.

We incurred a net loss of $2,121,522 for the year ended December 31, 2012 as compared to a net loss of $19,254,789 for the year ended December 31, 2011. The substantial decrease in our net loss in 2012 was attributable to the factors discussed above.  The net loss per share, basic and diluted, was $0.05 per share for the year ended December 31, 2012 and $0.43 per share for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had a negative working capital of $4,890,939, as compared to a negative working capital of $3,395,563 at December 31, 2011. Cash was $49,147 as of December 31, 2012, as compared to $55,296 at December 31, 2011. The small decrease in cash is attributable to the rising costs of borrowing funds to finance our operations, offset by a reduction in our overhead expenses.

The decrease in working capital is primarily due to the amounts spent on project costs as noted above, an increase in loans of $87,246, and accrued liabilities of approximately $1,024,859.

During 2011, we began the new strategy of Energy Efficiency and energy management.  We have completed electrical and water valve contracts with Riverbay and started to collect on the energy savings generated by the electrical contract.  On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Riverbay Agreement in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Agreement.  Under the Assignment Agreement, as of March 31, 2012, GEM has received approximately $316,200 of the purchase price.  Subject to and upon the satisfaction of the terms and conditions of the Assignment Agreement, including Assignee’s lender approval and funding conditions which have not been satisfied to date, GEM expects to receive the balance of the purchase price.  We can provide no assurances that these conditions will be satisfied.  We caution investors against making investment decisions based on any expectation that the balance of the purchase price will be paid to GEM.

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech), and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant (the “Third Warrant” and collectively with the First Warrant and the Second Warrant, the “Warrants”), for gross proceeds of $50,000 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012.

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2ndNote, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We plan to use the net proceeds of the sale of these securities as general working capital. For a discussion of the terms of the Warrants, please see above under “Recent Developments – Financings”.

As of April 5, 2013, we have cash of approximately $6,500 and trade receivables of approximately $21,160.  We are currently collecting on one lighting efficiency contract which we currently estimate will generate monthly revenues of approximately $21,600. We believe that we will be able to sustain our current level of operations for approximately the next twelve months with the funds that we currently have on hand, the payments we expect to receive under the Assignment Agreement and collection of monthly revenue amounts under our WM Agreement with Riverbay Corp.  However, these funds will be insufficient to fully satisfy our prior outstanding obligations, including our expenses and deferred salaries of our employees. Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2012 consolidated financial statements.

Reverse Stock Split

On October 15, 2012, we effected a 1-for-10 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”), which was previously approved by our Board of Directors and shareholders. Upon the effectiveness of the Reverse Stock Split, (i) every ten shares of our outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-10 basis, and (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased on a 1-for-10 basis. Our common stock began trading on the OTCQB on a reverse split basis on October 16, 2012. All of the share and per share numbers, share prices and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

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

Item 8.   Financial Statements and Supplementary Data.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Green Energy Management Services Holdings, Inc. for the periods ended December 31, 2012 and December 31, 2011

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)	19

Consolidated Balance Sheets as of December 31, 2012 and 2011	20

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	21

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2012	22

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011	23

Notes to Consolidated Financial Statements	24 - 35

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Green Energy Management Services Holdings, Inc.

Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Green Energy Management Services Holdings, Inc. (“the Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and  the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 16, 2013

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	For the Years Ended,
	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$49,147	$55,296
Accounts receivable - trade	64,800	31,116
Prepaid expenses	73,119	85,811
Deferred project costs - current	33,431	46,367
Licensing agreement valve -current	-	42,240
Other current assets	6,000	10,300
Total current assets	226,497	271,130

Property and equipment-net	11,301	15,379
Deferred project costs	575,635	646,051
Licensing agreement-valve	-	538,560
Other assets	-	7,092
Total assets	$813,433	$1,478,212

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Advances - related parties	27,500	-
Notes payable	59,746	-
Bridge loan payable - related parties, net of discount of $310,000	739,400	739,400
Derivative liability	474,203
Accounts payable - trade	773,275	908,840
Other accrued liabilities	3,043,312	2,018,453
Total current liabilities	5,117,436	3,666,693

Stockholders' deficit
Capital stock, $ 0.0001 par value, 500,000,000 shares authorized 44,585,243 and 44,397,743 shares issued and outstanding on December 31, 2012 and December 31, 2011, respectively	4,459	4,440
Additional paid in capital	19,189,382	19,183,401
Accumulated deficit	(23,497,844)	(21,376,322)
Total stockholders' deficit	(4,304,003)	(2,188,481)
Total liabilities and stockholders' deficit	$813,433	$1,478,212

	$-	$-

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	December 31,
	2012	2011
Income:
Contract revenue earned	$277,457	$116,550
Cost of revenue earned	116,878	33,583

Selling, general and administrative expenses	1,742,098	19,250,020
Depreciation expense	4,078	15,546
Impairment of intangible assets	549,120	-
Loss on sale of assets	-	9,418

Operating loss	(2,134,717)	(19,192,017)
Other income (expense):
Interest expense - net	(113,308)	(62,772)
Gain on settlement of liability to former officer	243,953	-
Loss on derivative liability	(117,450)	-
Net loss before income taxes	(2,121,522)	(19,254,789)
Income taxes	-	-
Net loss	$(2,121,522)	$(19,254,789)

Net loss per common share - basic and diluted	$(0.05)	$(0.43)

Weighted average number of common shares outstanding	44,557,503	44,369,524

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss for the year	$(2,121,525)	$(19,254,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,758	68,346
Bad debt expense	15,257	-
Impairment of intangible assets	549,120	60,000
Impairment of deferred project costs	56,513	-
Stock based compensation	6,000	3,824,069
Warrent-based compensation	-	11,719,170
Amortization of debt discounts	46,753	-
Gain on settlement of liability to former officer	(243,953)	-
Loss on derivative liability	117,450	-
Loss on forgiveness of subscription receivable	-	50,000
Loss on sale of vehicle	-	9,418
Net change in assets and liabilities:
(Increase) Decrease in contract receivables	(48,941)	(7,478)
(Increase) decrease in prepaid expenses	61,422	(27,759)
(Increase) Decrease in deferred project costs	26,839	(1,209,349)
(Increase) in other current assets	4,300	100,992
(Increase) decrease in other assets	7,092	2,520
Increase (decrease) in accounts payable - trade	(135,565)	481,685
Increase in accrued liabilities	1,278,811	1,836,450
Net cash provided by (used in) operating activities	(344,666)	(2,346,725)

Cash flows from investing activities:
Cash paid for intangible asset	-	(20,000)
Purchases of property and equipment	-	(5,052)

Net cash used in investing activites	-	(25,052)

Cash flows from financing activities:
Net proceeds from line of credit	-	500,000
Cash received from Nyserda funding	-	800,000
New borrowings	50,000	-
Borrowings under bridge loans from affiliates	367,500	280,000
Repayment of bridge loans from affiliates	(40,000)	(40,600)
Repayment of debt on notes	(38,983)	(8,384)
Net cash provided by financing activities	338,517	1,531,016

Net increase (decrease) in cash	(6,149)	(831,343)
Cash - beginning of year	55,296	896,057

Cash - end of year	$49,147	$55,296

Supplemental disclosure of cash flow information:
Cash payments for interest	$48,335	$9,589
Non-cash investing and financing activities:
Stock used for acquisition of licensing agreement	$-	$-
Transfer of assets for relief of debt	$-	$43,911
Debt discounts due to warrants issued with debt	$356,753	$-
Additions to related party debt due to payments made on behalf of the Company	$10,000	$-
Additions to prepaid insurance with debt	$48,729	$-

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total

Balance as of December 31, 2010	44,240,364	4,424	$3,640,178	$(50,000)	$(2,121,533)	$1,473,069

Common stock issued as compensation for employment at $1.50 per share	137,379	14	206,055	$-	$-	206,069

Warrants issuable for lending commitment	-	$-	11,719,170	-	$-	11,719,170

Common stock issued as compensation for Directors Serving on the Board of Directors at $0.90 per share	20,000	2	17,998	$-	$-	18,000

Shares transferred as compensation for officer	-	-	3,600,000	$-	$-	3,600,000

Net loss for the year ended December 31, 2011	-	$-	$-	$-	(19,254,789)	(19,254,789)

Write off of subscription receivable	-	$-	$-	$50,000	$-	50,000
Balance as of December 31, 2011	44,397,743	$4,440	$19,183,401	$-	$(21,376,322)	$(2,188,481)

Common stock issued as compensation for directors	187,500	19	5,981	-	-	6,000

Net loss for the year ended December 31, 2012	-	-	-	-	(2,121,522)	(2,121,522)

Balance as of December 31, 2012	44,585,243	4,459	19,189,382	-	(23,497,844)	(4,304,003)

See accompanying notes to consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. Description of Business and Organization and Going Concern

Description of Business and Organization

Overview

Green Energy Management Services Holdings, Inc. (f/k/a CDSS Wind Down Inc.) (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to as the “Company”, “we”, “us” or “our”) was incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction). Following the McAfee Transaction, we had no active business operations.  On August 20, 2010, our subsidiary, created for the sole purpose of merging with GEM (the “Merger Sub”) merged with and into GEM (the “Merger”), and GEM, as the surviving corporation, became our wholly-owned subsidiary.

We are a full service energy management company based in Baton Rouge, Louisiana.  In late 2010 and early 2011 we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new business strategy of Energy Efficiency products and system (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  We currently use commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.

We provide our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to GEM mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water system solutions.  We are primarily engaged in the energy management of energy efficient lighting units to end users who utilize substantial quantities of electricity.  We maintain our business operations on a nationwide basis, energy managing products and services to municipal and commercial customers.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency.  We also provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them water valve technology, which has the ability to reduce residential and commercial water usage.

Share Exchange with Southside Electric Corporation, Inc.

On May 15, 2010, GEM entered into a Share Exchange Agreement with Southside and the stockholders of Southside (the “Southside Stockholders”), pursuant to which the Southside Stockholders transferred all of the issued and outstanding capital stock of Southside to GEM in exchange for an aggregate of 4,376,341 shares of common stock of GEM, which constituted 9.9% of the issued and outstanding capital of GEM (the “Share Exchange”).  Prior to the Share Exchange, GEM was a shell company without any assets or activities.  Following the Share Exchange, GEM succeeded to the business of Southside as its sole line of business.

Share Exchange with Green Energy Management Services, Inc.

On March 29, 2010, we entered into a merger agreement with GEM and Merger Sub (each capitalized term as defined in Note 3 below). On August 20, 2010, pursuant to the terms of a merger agreement, the Merger Sub merged with and into GEM. GEM, as the surviving corporation, became our wholly-owned subsidiary. As a result of the merger (as defined in Note 3), each issued and outstanding share of GEM’s common stock was automatically converted into 0.352 shares of our common stock, resulting in the issuance of an aggregate of 35,169,176 restricted shares of our common stock to the former stockholders of GEM. Following the Merger, we succeeded to the business of GEM as our sole line of business and changed our name to “Green Energy Management Services Holdings, Inc.”

Reverse Stock Split

On October 15, 2012, we effected a 1-for-10 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”), which was previously approved by our Board of Directors and shareholders. Upon the effectiveness of the Reverse Stock Split, (i) every ten shares of our outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-10 basis, and (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased on a 1-for-10 basis. Our common stock began trading on the OTCQB on a reverse split basis on October 16, 2012. All of the share and per share numbers, share prices and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we have generated minimal revenues, and we have a working capital deficit of $4,890,939 at December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and upon our ability to obtain additional financing to carry out our business operations. We intend to fund our operations through equity and/or debt financing arrangements, any revenues generated in the future and any loan arrangements that may be provided to us by our affiliates. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Note 2. Summary of Significant Accounting Policies

The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Green Energy Management Services Holdings, Inc. and its wholly-owned subsidiary, Green Energy Management Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Receivables

We currently provide Energy Efficiency services to a few customers.  Unsecured credit is extended based on an evaluation of each customer's financial condition. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Cost of Revenue

Cost of revenue includes costs such as amortized costs of capitalized projects, impairment of projects that don’t meet our expectations of energy savings and costs of maintenance such as bulb replacement including labor.

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

Deferred Costs

We capitalize costs associated with contracts that will generate future revenues from energy savings. These contracts will span between five and ten years.  These deferred costs are amortized as a component of cost of revenue over the life of the contract, using the straight-line method. We evaluate deferred costs regularly on our projects that we have expended resources on. If, after a period of service, the deferred cost does not meet our or client’s expectations, then we record an impairment expense on our statement of income.

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

Concentration of Customers

For the year ended December 31, 2012, one customer accounted for approximately 97% of our total contract revenue. For the year ended December 31, 2011, we had two customers that, in total, represented 85% of our contract revenue.  Based upon the change of our business strategy, we will seek to conduct business with customers in high energy cost metropolitan areas.

Share-Based Compensation

We account for equity based compensation transactions with our employees under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”).  Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income.  The fair value of our option based equity instruments are estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period.  The fair value of equity-based awards granted to our employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”).  Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income taxes

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, ASC 740- “Accounting for Income Taxes” (“ASC 704”).  This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities, if any, were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. For the year ended December 31, 2011, there were no common stock equivalents.  For the year ended December 31, 2012, all common stock equivalents were anti-dilutive.

Recently Issued Accounting Pronouncements

We do not believe any recently issued accounting pronouncements issued by the FASB and the SEC will have a material impact on our present or future consolidated financial statements.

Note 3. Major Agreements

On November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City. The Riverbay Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City. Project inception was subject to final approval from the New York State Energy Research and Development Authority (“NYSERDA”) under the American Recovery and Reinvestment Act, which was obtained in March 2011. The agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion shall occur when GEM has installed 80% of the fixtures. We have received $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay.  Prior to us entering into the Assignment Agreement (as discussed below), we were scheduled to receive during the term of the Riverbay Agreement an additional amount of approximately $22,000 per month, to be adjusted based upon the actual savings on the project.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Riverbay Agreement in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Agreement.  Under the Assignment Agreement, as of December 31, 2012, GEM has received approximately $316,200 of the purchase price.  Subject to and upon the satisfaction of the terms and conditions of the Assignment Agreement, including Assignee’s lender approval and funding conditions which have not been satisfied to date, GEM expects to receive the balance of the purchase price.  We can provide no assurances that these conditions will be satisfied.  We caution investors against making investment decisions based on any expectation that the balance of the purchase price will be paid to GEM.

Effective as of October 12, 2010, we entered into a license and marketing agreement with Green RG Management, LLC and its affiliates (collectively, “Green RG”) pursuant to which we acquired a license to market exclusively and distribute patented and proprietary light-emitting diode technology from Green RG, in exchange for between 10 million and 30 million restricted shares of our common stock, based on the achievements of certain performance thresholds. Under the agreement, we were obligated to issue to Green RG 10 million restricted shares of our common stock, which shares will be fully vested once GEM has entered into bona fide written agreements to sell Green RG Products, generated as a result of opportunities presented to GEM by the licensors, having a value of at least $25 million.  This Agreement was terminated during 2012 and no shares have been issued to Green RG.  In connection with the execution of this agreement, we formed a new subsidiary, GEMRG, Inc.

Please also see Note 8. Debt and Warrants Issuance

Note 4. Impairment of Technology Licensing Agreements

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, the inventor of the patent pending water valve technology licensed under the PMP Agreement (the “Technology”).Effective as of February 23, 2012, we modified the PMP Agreement, including having the Technology assigned to the Company.

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

We will periodically evaluate the value of the assigned technology and will adjust the value based upon periodic impairment analysis. As of December 31, 2012and 2011, the value was $0 and $580,800.  We evaluated the assigned technology for impairment as of December 31, 2012 and determined that the future expected undiscounted cash flows were insufficient for recoverability.  As such, the asset was deemed to be fully impaired as of December 31, 2012.  The impairment loss of $549,120 was recorded in our statement of income for the year ended December 31, 2012.

Note 5.  Other Current Assets

The following is the composition of Other Current Assets at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Short term portion of licensing agreement - valve	$-	$42,240
Advances from related parties	6,000	10,300
	$6,000	$52,540

Note 6. Property and Equipment

We record our property and equipment at cost and provide for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.  Office equipment is depreciated over a five year period. The detail of property and equipment at December 31, 2012 and December 31, 2011is as follows:

	December 31, 2012	December 31, 2011
Computer equipment	$20,391	$20,391
Less: accumulated depreciation	(9,090)	(5,012)
	$11,301	$15,379

Depreciation expense was $4,078 and $15,546 for the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2011, a vehicle was transferred and the obligation assumed by one of the employees of the Company reflecting a loss shown on the statement of income and on the statement of cash flows for the year ended December 31, 2011 of $9,418.

Note 7. Deferred Project Costs

We have incurred costs associated with three in-process efficiency lighting and water conservation projects as of December 31, 2012. Cost items consist of materials and labor costs to purchase and install products purchased from outside vendors and either are installed or pending installation.  At December 31, 2012, the total costs incurred, net of 2012 amounts amortized and written off, total approximately $609,000, of which approximately $33,400 and approximately $575,600 are classified as current and long-term, respectively, on our consolidated balance sheets.  At December 31, 2011, the total costs incurred totaled approximately $692,000, of which approximately $46,000 and approximately $646,000 were classified as current and long-term, respectively, on our consolidated balance sheets. Unsuccessful project costs are written off and recorded in cost of revenue earned.  During 2012, we amortized approximately $34,000 of these costs to cost of revenue earned and wrote off approximately $57,000 of these costs upon our determination that certain projects would be unsuccessful.  During 2011, we amortized approximately $34,000 of these costs to cost of revenue earned and wrote off approximately $32,000 of these costs upon our determination that certain projects would be unsuccessful.

Note 8. Debt and Warrants Issuance

During the second half of 2012, Water Tech World Wide, LLC (“Water Tech”) loaned $110,000 to the Company for working capital. In the fourth quarter 2012, Water Tech loaned an additional $200,000 to provide additional working capital and to partially pay down the obligation with our former CFO (as discussed below).

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), to formally document loans in aggregate amount of $310,000 that we received from Water Tech, and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant (the “Third Warrant” and collectively with the First Warrant and the Second Warrant, the “Warrants”), to formally document a loan in the amount of $50,000 that we received from the Investor during the fourth quarter of 2012 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012.

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2ndNote, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We plan to use the net proceeds of the sale of these securities as general working capital.

The First Warrant entitles Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share. The Second Warrant entitles Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Third Warrant entitles the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Warrants will be exercisable from issuance until 3 years after the Effective Date. The number of shares of our common stock issuable upon exercise of the Warrants is subject to adjustment in the event of any change in the common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of common stock. The Warrants will be exercisable on a cashless basis any time after the issuance date and contain weighted average anti-dilution price protection. In addition, the First Warrant contains an anti-dilution provision (the “Dilution Protection Term”), in that as long as the First Warrant remains outstanding, Water Tech will have the right to convert the First Warrant into such number of shares of our common stock as will equal, when converted, 30% of the aggregate number of common shares outstanding upon conversion. With the exception of their exercise price, the Second Warrant and the Third Warrant are identical to the First Warrant and contain the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant.

In addition to the terms above, the Warrants all contain reset provisions, meaning that if we subsequently issue any common stock or securities convertible into common stock prior to the complete exercise of the Warrants, for a consideration per share that is less than the exercise price in effect for the Warrants at the time of issuance, the exercise price of the Warrants shall be reduced to the lower exercise price of the subsequent issuance. This reset provision was evaluated under ASC 815.  As a result of this provision, the Warrants now qualify for derivative accounting pursuant to ASC 815 (see Note 9).

Also, during the fourth quarter 2012, Water Tech loaned $27,500 to us for working capital. The advance does not bear interest and is due on demand. This balance is outstanding at December 31, 2012.

In August 2012, we entered into a financing agreement with AFCO to finance a portion of our professional board of directors insurance.  The amount financed was $48,013, bore interest at 5.94% and was to be paid over 5 monthly payments of principal and interest of $9,746.  At December 31, 2012, there was one payment of $9,746 left to be made.

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. See Note 15 for more detail.  This balance was outstanding at December 31, 2012 and 2011.

During the year ended December 31, 2011, certain of our affiliates, a consultant of our Company and a related party (collectively, the “Lenders”), provided us with short-term bridge loans in aggregate amount of $280,000 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest.  During the fourth quarter of 2011, we were able to pay back $40,600 of the Loans.  At December 31, 2012 and 2011, there was a balance owed of $239,400.  The Company borrowed an additional $40,000 from one of these affiliates during the year ended December 31, 2012, all of which was repaid as of December 31, 2012.

Note 9.  Derivative Liability

As described in Note 8, Debt and Warrants Issuance, we issued a total of 23,711,052 warrants on December 31, 2012.  Pursuant to ASC 815, the reset provision contained in the warrants qualifies the warrants for derivative accounting.  In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of income.

On the date of the issuance, the fair value of the derivative liability was $474,203, which was calculated using the Black-Scholes model based upon the following assumptions: expected volatility of 419.44%, discount rate of 0.36%, expected term of three years and no dividends.

$427,450 of the fair value was attributable to warrants issued to Water Tech as additional consideration for the $310,000 note discussed above.  As the fair value of the warrants was higher than the face value of the note, a debt discount of $310,000 was recorded on the note with the additional $117,450 of fair value recorded as a loss on derivative liability during the year ended December 31, 2012.  The entire debt discount was amortized during the first quarter of 2013.

The remaining $46,753 of the fair value of the warrants was attributable to warrants issued to the Investor as additional consideration for the $50,000 note discussed above.  The fair value was recorded as a debt discount on the note and was fully amortized during the year ended December 31, 2012.

The following table presents the recording of these transactions as of and for the year ended December 31, 2012:

	Water Tech	Investor	Total

Note issued	$310,000	$50,000	$360,000
Debt Discount	(310,000)	-	(310,000)
	$-	$50,000	$50,000

	Water Tech	Investor	Total

Note issued	$310,000	$50,000
Fair value of the warrants at issuance	$427,450	$46,753	$474,203
Loss on derivative liability	$(117,450)	-

Note 10. Warrants

As described above in Notes 8 and 9, we issued 23,711,052 warrants as additional consideration for the notes that we issued on December 31, 2012.

A summary of warrant activities for the years ended December 31, 2012 and 2011 is reflected below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	−	−	−
Granted	7,834,896	$1.40
Exercised	−	−	−
Forfeited	−	−	−
Outstanding at December 31, 2011	7,834,896	$1.40	3.17
Granted	23,711,052	$0.003	−
Exercised	−	−	−
Forfeited	−	−	−
Outstanding at December 31, 2012	31,545,948	$0.35	2.79

The warrants outstanding at December 31, 2012 have an intrinsic value of $408,431.  The weighted average grant date fair value for the warrants issued during the year ended December 31, 2012 was $0.02.  The weighted average grant date fair value for the warrants issued during the year ended December 31, 2011 was $1.50.

Note 11. Fair Value of Financial Instruments

We measure fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 Measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2012.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$474,203	$474,203

Note 12. Accrued Liabilities

The details of accrued liabilities at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
Accrued startup expenses	$3,292	$6,496
Accrued salaries and benefits	955,179	884,974
Accrued interest	102,937	53,511
Accrued consulting fees	1,927,029	1,018,597
Accrued rent	54,875	54,875
	$3,043,312	$2,018,453

Since June 30, 2011, to the date of this Annual Report on Form 10-K, all of our officers, directors and employees have agreed to defer a substantial portion of their compensation due from us.  In addition, our Chairman, President and CEO had deferred his entire salary due from April 7, 2011 to the date of this Annual Report.  In addition, certain of our consulting expenses were being deferred through December 31, 2012 by a member of our Board of Directors (the “Board”) and management.  As of December 31, 2012, total deferred salaries totaled approximately $955,000.  Total consulting expenses accrued are approximately $1,927,000.  We plan to pay the deferred salaries and advanced expenses with proceeds from borrowings, the possible sale of energy efficiency contracts owned by us or with our common stock.

Note 13.  Income taxes

We use the liability method, where deferred tax assets and liabilities are determined based on expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  At December 31, 2012, we had approximately $10,531,971 of losses available for carry forward to future years.  The unused net operating losses begin to expire December 31, 2024.  At December 31, 2012, our deferred tax asset resulting from the cumulative net operating losses amounted to $3,686,190 which is covered by a full valuation allowance due to uncertainty of our ability to generate future taxable income necessary to realize the related deferred tax asset.

Note 14. Commitments and Contingencies

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

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association against GEM seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with GEM.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914 and on October 5, 2012, Mr. Weinstein obtained a judgment against GEM for the sum of $414,235 in the Supreme Court of the State of New York, New York Count.  During the first quarter of 2013, we settled this litigation and obtained a full mutual release with Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000.  During the fourth quarter of 2012, Mr. Weinstein agreed in principle to a settlement of $150,000 which is recorded as a liability at December 31, 2012.During the first quarter of 2013, we formally settled the litigation with Mr. Weinstein and obtained a full mutual release from Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000. A gain on the settlement of these liabilities of $243,953 is recorded in our statement of income for the year ended December 31, 2012.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of December 31, 2012, this amount is reflected in accounts payable.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued at December 31, 2011 and December 31, 2012.

The PMP Agreement

On September 29, 2010, GEM entered into the PMP Agreement with PMP and Juan Carlos Bocos, the inventor of the Technology.  Effective as of February 23, 2012, we modified the PMP Agreement, including having the Technology assigned to the Company. Pursuant to the PMP Agreement, commencing on September 15, 2010, GEM agreed to pay Mr. Bocos a monthly consulting fee of $8,000.

Operating leases

In 2011, the Company leased office space in Teaneck, New Jersey and in Sunshine and Midtown Miami, Florida.  At December 31, 2011, all office space leases were terminated.  In October 2011, the Company moved its corporate office to Baton Rouge, Louisiana.  The company is utilizing office space, at no charge, from its CFO.  Rent expense for 2011 totaled $90,437.  Of that amount, $54,875 is included in accrued expenses at December 31, 2012.

Titan Consulting Agreement

Effective as of February 1, 2011, we entered into a (i) Consulting Services Agreement (the “Titan Consulting Agreement”) with Titan Management and Consulting LLC (“Titan”), pursuant to which Titan agreed to advise us with respect to business development, marketing, investor relations, financial matters and other related business matters, and (ii) Sales Agency Agreement (the “Titan Sales Agreement”) with Titan, pursuant to which Titan agreed to, on a non-exclusive basis, market and sell our entire line of energy-efficient products and services in the United States, Canada, Mexico and the Caribbean. On March 26, 2011, we entered into a Settlement Agreement with Titan pursuant to which the parties mutually agreed to terminate all of their obligations and duties under the Titan Consulting Agreement and the Titan Sales Agreement, and release each other from any and all claims, rights and liabilities there under, in consideration for the payment of $26,000 by us to Titan.

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

As required under the Commitment Letter, on June 27, 2011, we issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of our then outstanding common stock (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”). The Option Price of $0.165 per share is equal to 110% of the closing price of our common stock on the OTCBB on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date).  The Option may be exercised in part or in full at any time during the 48-month period commencing on the Effective Date and the Option Price will be adjusted proportionately for any partial exercise of the Option. The Option may also be exercised on a cashless basis. Pursuant to the terms of the Commitment Letter, in the event that the Commitment Letter is terminated or GEM meets the funding threshold described in the Commitment Letter and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Option that FPF would not be entitled to exercise as a result of such termination or failure to fund. The Option does not grant FPF any voting rights or other rights as a stockholder of the Company until the Option is exercised, and upon exercise, only for such exercised portion of the Option. The Option vested immediately as of the Effective Date.

Pursuant to the Commitment Letter and the Option, we also agreed to (x) file a registration statement to register the shares underlying the Option (the “Option Shares”) for resale under the Securities Act of 1933, as amended (the “Securities Act”), within six months of the Effective Date (the “Resale Registration Statement”), and (y) keep such Resale Registration Statement effective until the Option Shares may be sold without limitation under the Securities Act. FPF agreed to waive the provision in the Commitment Letter which required us to increase the number of our authorized shares of common stock to 1 billion.

As of December 31, 2012, FPF had the right to exercise the Option to purchase 7,834,896 shares of the Company’s common stock, assuming 100% of the Option was exercised. We reported $11,719,170 in Option-based compensation expenses for consultants for the years ended December 31, 2011.

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

All charges for the Option have been determined under the fair value method using the Black-Scholes option-pricing model with the assumptions set forth below. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Option. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the holder of the Option.

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

In addition, in connection with the Consulting Agreement, effective as of March 3, 2011, GEM entered into a Sales Agency Agreement (the “Sales Agreement”) with Energy Sales Solutions, LLC, a Florida limited liability company (“ESS”) and an affiliate of FPF.  Pursuant to the Sales Agreement, ESS agreed to serve, on a non-exclusive basis, as GEM’s sales representative for the solicitation and acceptance of orders for GEM’s entire line of energy-efficient, lighting products and other products and services offered by GEM (the “Products”), in the United States, Canada, and the Caribbean.  The Sales Agreement will continue to be in effect as long as the Consulting Agreement remains in effect.  GEM agreed to pay ESS a commission of 10% of the gross sales of the Products generated by or on behalf of ESS.  GEM and ESS can each terminate the Sales Agreement immediately for “cause” (as defined in the Sales Agreement).

Watz Consulting Agreement

On April 26, 2011, we entered into a one-year consulting agreement with Watz Enterprises LLC (“Watz”)(the “Watz Agreement”). Watz is a greater than 5% stockholder of our Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses as of December 31, 2012 are 14 payments of $25,000, totaling $350,000.  Included in accrued expenses as of December 31, 2011 are 8 payments of $25,000, totaling $200,000. In April 2012 the Company gave notice of termination of the Watz Agreement effective as of May 15, 2012.  The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President, CEO and director.

Note 15.  Related Party Transactions

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. This balance was outstanding at December 31, 2012 and 2011.

During the year ended December 31, 2011, certain of our affiliates, a consultant of our Company and a related party (collectively, the “Lenders”), provided us with short-term bridge loans in aggregate amount of $280,400 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest.  During the fourth quarter of 2011, we were able to pay back $41,000 of the Loans.  At December 31, 2012 and 2011, there was a balance owed of $239,400.

In addition, see (i) Note 8. Debt and Warrants Issuance for a discussion of the 8% secured promissory note and warrants that we issued to Water Tech, along with the advance to Water Tech, and (ii) Note 14.  Commitments and Contingencies for a discussion of the Sales Agreement.

Note 16.  Stock-Based Compensation

On March 2, 2011, we issued 137,379 restricted shares of our common stock pursuant to our obligation under an employment agreement with our former Senior Vice President, Strategic and Business Development. The shares were valued at $206,069 based upon the market value per share of our common stock on the date of grant.

On April 6, 2011, we issued 20,000 restricted shares of our common stock to a member of our Board of Directors in accordance with our directors’ compensation policy. The shares were valued at $18,000 based upon the value per share of our common stock on the date of grant.

On April 6, 2011, Ronald P. Ulfers, Jr., was appointed as our Chairman, President and Chief Executive Officer, replacing Mr. Samuel, and was elected as a director of the Company. In connection with his appointment, certain of our affiliates agreed to transfer to Mr. Ulfers 4,000,000 restricted shares of our common stock owned by such affiliates without the issuance of additional shares of our common stock to such affiliates or Mr. Ulfers and without dilution to the Company's stockholders. 1,000,000 of these shares were transferred by Ice Nine, LLC (see Note 14) and the remaining 3,000,000 were transferred from other investors of the Company. These 4,000,000 transferred shares were accounted for as a return of treasury stock and reissuance by the company as stock-based compensation to Mr. Ulfers. These shares were valued at $3,600,000 based upon the value per share of the Company's common stock on the date of transfer.

During 2011, we determined our $50,000 subscription receivable from 2010 was uncollectible and therefore wrote this amount off to compensation expense.

On February 22, 2012, we issued 18,750 restricted shares of our common stock to members of our Board of Directors in accordance with our directors’ compensation policy. The shares were valued at $6,000 based upon the value per share of our common stock on the date of grant.

Note 17.  Payments from NYSERDA

During 2011, we received $800,000 from the New York State Energy Research and Development Authority (the “Nyserda”) under the Riverbay Agreement. Pursuant to the Riverbay Agreement, we agreed to provide energy management lighting installation and related services to Riverbay. Prior to us entering into the Assignment Agreement, we anticipated that during the term of the Riverbay Agreement we were scheduled to receive an additional amount of approximately $22,000 per month, to be adjusted based upon the actual savings on the project. For a more detailed discussion of the Assignment Agreement and the Riverbay Agreement, see Note 3. Major Agreements.

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

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

This Annual Report does not include an attestation report on our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only a management report in this annual report.
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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2012.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other information.

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech), and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant (the “Third Warrant” and collectively with the First Warrant and the Second Warrant, the “Warrants”), for gross proceeds of $50,000 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012.

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2ndNote, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We plan to use the net proceeds of the sale of these securities as general working capital.

The First Warrant entitles Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share. The Second Warrant entitles Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Third Warrant entitles the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The Warrants will be exercisable from issuance until 3 years after the Effective Date. The number of shares of our common stock issuable upon exercise of the Warrants is subject to adjustment in the event of any change in the common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of common stock. The Warrants will be exercisable on a cashless basis any time after the issuance date and contain weighted average anti-dilution price protection. In addition, The First Warrant contains an anti-dilution provision (the “Dilution Protection Term”), in that as long as the First Warrant remains outstanding, Water Tech will have the right to convert the First Warrant into such number of shares of our common stock as will equal, when converted, 30% of the aggregate number of common shares outstanding upon conversion. With the exception of their exercise price, the Second Warrant and the Third Warrant are identical to the First Warrant and contain the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant.

The sale of the securities described herein were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchaser of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the securities issued described above. The purchaser of the securities represented and warranted, among other things, that it was an accredited investor within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that it had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in our Company and it had the ability to bear the economic risks of the investment, and that it had adequate access to information about our Company.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Management

Set forth below is certain information regarding our current executive officers and directors.  Each of the directors listed below was elected to our Board to serve until our next annual meeting of stockholders or until his successor is elected and qualified.  All directors hold office for one-year terms until the election and qualification of their successors.  The following table sets forth information regarding the members of our board of directors and our executive officers as of December 31, 2012:

Name	Age	Position with the Company

Ronald P. Ulfers, Jr.	39	Chairman, President and Chief Executive Officer, Director

Peter Barrios	59	Chief Financial Officer

Robert Sawyer	63	Director

Dr. Robert Thomson	63	Director

Biographical Information

Executive Officers and Directors

Ronald P. Ulfers.   Mr. Ulfers has been our Chairman, President and Chief Executive Officer since April 5, 2011.  Prior to joining the Company, Mr. Ulfers served as Chief Executive Officer of Clearwater Pool Supplies and Services, Inc. (“Clearwater”), a national water products company, from November 1994 until April 2011, where he successfully managed the growth and development of Clearwater and its products, including the development of its internet sales campaign and strategic business plan.  Mr. Ulfers has nearly 22 years of experience in managing and developing various start-up businesses, including his experience in retail water product sales, internet and call center response centers, commercial real estate development and corporate finance, together with his recent focus on energy management, both as part of the management team and an investor of such business.  Mr. Ulfers received his education within the Louisiana private education system.

Key Attributes, Experience and Skills:  Mr. Ulfers’ nearly 22 years of experience in managing and directing start-up businesses, combined with his knowledge of the energy management industry, proven track record in growing and managing successful start-up ventures and his capital markets experience provides our Board of Directors with significant management insight, valuable experience in business development and capital formation and will assist us in growing our customer base and management team through our current business phase.

Peter Barrios.  Mr. Barrios has been the Chief Financial Officer of the Company since September, 2011.  He joined the Company with 35 years’ experience as a practicing CPA.  Upon graduation in 1976, he worked two years in New Orleans, Louisiana with the public accounting firm of Bourgeois, Bennett, Thokey and Hickey.  After that he worked from 1978 through 1992, in Baton Rouge, Louisiana, with the firm of Hannis T. Bourgeois & Co. where he became partner with the firm.  In 1992 through the present, he has established his own firm in Baton Rouge, Louisiana and built a successful and diverse practice.  He has an extensive background in enterprise development companies, and has been involved and instrumental in both the organization and management of such ventures.  Mr. Barrios also has expertise as a business advisor and financial manager and valuable experience in capital formation start-up entities.  Through his current accounting firm, Mr. Barrios has performed accounting functions for Southside Electric, Inc. and Green Energy Management Services, Inc. and Green Energy Management Services Holdings, Inc. on an outside consulting basis.   Mr. Barrios received a Bachelor of Arts in Accounting from Louisiana State University.  He is a Certified Public Accountant in the State of Louisiana.

Robert Sawyer.  Mr. Sawyer has been a member of our Board of Directors since April 2011.  Mr. Sawyer is a retired attorney. Prior to his retirement, Mr. Sawyer worked at Louisiana Addictive Disorder Regulatory Authority (ADRA) from July 2004 to June 2009, where he was an executive director providing management oversight for development of the agency and had sole responsibility for the development of rules and regulations and ADRA’s policies. Prior to that, Mr. Sawyer held various policy development, implementation and compliance positions with the government offices of the Louisiana Department of Health And Hospitals. Mr. Sawyer received a Bachelor of Arts in Theology/Philosophy from the Centenary College of Louisiana and a Juris Doctor from the Louisiana State University School of Law.

Key Attributes, Experience and Skills:  Mr. Sawyers’ legal expertise, over 15 years’ experience in running several standalone professional agencies and extensive experience with modernizing processes and procedures within high growth environment, provides our Board of Directors with valuable experience in business development and assists us in managing through our current business phase.

Dr. Robert Thomson.  Dr. Thomson serves as the clinical director of Chiropractic Associates of Mandeville, LA, a position he has held since July 2002. As a former President of the Louisiana Chiropractic Association of Louisiana, he is actively involved in regulation and procedures of care givers in his association. Dr. Thomson has also been actively involved in the “waste to energy” industry for the past 20 years. Dr. Thomson was an original founding member and served on the Board of Director of Tempico, Inc., a medical waste processing company, where he was instrumental in assisting with the creation of a process that converted components of the municipal waste stream to reusable pulp. Dr. Thomson also served on the Board of Directors of Tempico Medical Waste Processing, Inc., where a similar process was used that ultimately rendered the medical waste stream harmless. Dr. Thomson served as a member of the Board of Directors of both companies for nearly 15 years and has other broad experience in clean energy alternatives. Dr. Thomson currently consults in the field medical waste processing on an as needed basis. Dr. Thomson is a graduate from Louisiana State University (pre-med), Canada College (pre-med) and Western States Chiropractic College. Dr. Thomson served in the U.S. Coast Guard and the U.S. Coast Guard Reserve.

Key Attributes, Experience and Skills: In addition to the professional background and experience, executive-level policy-making positions, board service and intangible attributes, Dr. Thomson, through his involvement in the “waste to energy” industry and having founded and/or served on the boards of medical waste processing companies, possesses 20 years of experience in managing and growing environmental service, energy conservation and resources and waste management, as well as extensive hands on experience in operations, finance, sales & marketing, environmental program management and raising capital for private companies.  Dr. Thomson provides our Board of Directors with an executive and leadership perspective on the management and operations of an energy management company.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Nomination

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the year ended December 31, 2012.

Independent Directors

Our Board has determined that each of Mr. Sawyer and Dr. Thomson is independent within the meaning of applicable listing rules of the NYSE, as amended from time to time and the rules promulgated by the SEC.  We anticipate that we will add additional independent directors in the future.  Our Board has a separately designated Audit Committee, Compensation Committee and Nominating Committee.  The two independent directors are serving on each of our Audit, Compensation and Nominating Committees.  Mr. Sawyer is the Chairman of the Audit Committee and the Nominating Committee.  Dr. Thomson is expected to be named as the Chairman of the Compensation Committee.  We anticipate forming a Corporate Governance Committee in the near future, if so required under the rules of any stock exchange or other regulatory authority applicable to us.  Currently, we do not have a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC, due to the resignation of Mr. D’Angelo, a former member of the Board of Directors, on January 25, 2013. As part our efforts to add additional independent directors in the future, we will look to add a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

Audit Committee

In accordance with our Audit Committee Charter, the Audit Committee is responsible for (i) overseeing the integrity of the audit process, financial reporting and internal accounting controls of the Company, (ii) overseeing the work of our management, internal auditors and the independent public accounting firm (the “Auditors”) in these areas, (iii) overseeing management’s development of, and adherence to, a sound system of internal accounting and financial controls, (iv) reviewing whether the internal auditors and the Auditors objectively assess our financial reporting, accounting practices and internal controls, (v) providing an open avenue of communication among the Auditors, the internal auditors and the Board of Directors and (vi) preparing any reports required by law and the rules of the SEC to be prepared by the Audit Committee, including the report of the Audit Committee required to be included in our annual proxy statement (if such is filed).

The Audit Committee Charter, a copy of which can be found under the “Corporate Governance” portion of our website, www.gempowered.com, is also available in print without charge to any stockholder of record that makes a written request to us.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: CFO, 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809.

The Audit Committee currently is composed of Mr. Robert Sawyer and Dr. Thomson.  Currently, we do not have a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC, due to the resignation of Mr. D’Angelo, a former member of the Board of Directors, on January 25, 2013. As part our efforts to add additional independent directors in the future, we will look to add a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC. We intend to name Dr. Thomson to the Audit Committee. Our Board of Directors has determined that each of Dr. Sawyer and Dr. Thomson is independent within the meaning of applicable listing rules of the National Association of Securities Dealers and the rules promulgated by the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions.

We have posted our Code of Ethics under the “Corporate Governance” portion of our website, www.gempowered.com.  Our Code of Ethics is also available in print without charge to any stockholder of record that makes a written request to the Company.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: CFO, 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)(6)		Total ($)
Ronald Ulfers,	2012	270,000	(3)	—	—	—		270,000	(3)
Chairman of the Board of Directors, President and Chief Executive Officer (1)	2011	202,500	(3)	—	—	—		202,500	(3)
Peter Barrios,	2012	212,500	(4)	—	—	—		212,500	(4)
Chief Financial Officer (2)	2011	116,260	(5)	—	—	—	(5)	116,260	(5)
______________________

(1)	Mr. Ulfers was appointed as our Chief Executive Officer on April 5, 2011.
(2)	Mr. Barrios was appointed as our Chief Financial Officer on October 8, 2011.
(3)
Mr. Ulfers has deferred the payment of his entire salary for the 2011 and 2012 fiscal years indefinitely, until we become cash flow positive.  No formal agreement has been entered into between Mr. Ulfers and us regarding the deferral of his compensation.  In addition, in connection with Mr. Ulfers’ appointment in 2011, certain of our affiliates transferred to Mr. Ulfers 4,000,000 restricted shares of our common stock owned by such affiliates.

(4)
Mr. Barrios has deferred the payment of his entire salary for the 2012 fiscal year indefinitely, until we become cash flow positive.  No formal agreement has been entered into between Mr. Barrios and us regarding the deferral of his compensation.  Mr. Barrios’ entire salary for the 2012 fiscal year was accrued at December 31, 2012.

(5)
In addition, in 2011 Mr. Barrios received $19,000 for his accounting services performed for us and was reimbursed expenses of $53,594.  Mr. Barrios has deferred the payment of his entire salary for the 2011 fiscal year indefinitely, until we become cash flow positive.  No formal agreement has been entered into between Mr. Barrios and us regarding the deferral of his compensation.  Mr. Barrios’ entire salary for the 2011 fiscal year was accrued at December 31, 2011.

(6)	The amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits was less than $10,000.

Employment Agreements with the Named Executive Officers

Chief Executive Officer ― On August 5, 2011, Ronald Ulfers became our Chief Executive Officer.  While no written employment agreement has been entered into, we have an oral agreement with Mr. Ulfers as to the terms of his employment, and with the exception of the term of his appointment, which shall be for two years from April 5, 2011, his employment arrangement will be substantially similar to the terms and provisions contained in the Employment Agreement, dated as of August 20, 2010, that we entered into with Mr. Michael Samuel, our former Chairman, Chief Executive Officer and President (a copy of which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 26, 2010) (the “Samuel Employment Agreement”). Mr. Ulfers has not yet entered into a written employment agreement with the Company, but the Company expects to do so in the future.  His annual base salary for 2011 was $270,000 per annum with annual adjustments pursuant to the applicable regional CPI.  Mr. Ulfers is entitled to receive an annual bonus at the discretion of our Board based on performance goals and targeted at 50% of his annual salary, and any perquisites and other fringe benefits provided to other executives.  In the event Mr. Ulfers is terminated by us without Cause (as defined in Section 7(d) of the Samuel Employment Agreement) or due to his death or he resigns for Good Reason (as defined in Section 7(f) of the Samuel Employment Agreement), we will be obligated to pay Mr. Ulfers in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”).  In addition, if Mr. Ulfers elects health care continuation coverage under COBRA, we will have to pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Ulfers required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”).  After the 12-month continuation period concludes, Mr. Ulfers will be responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries.  If Mr. Ulfers’ employment is terminated during his employment term by (x) us for Cause, (y) Mr. Ulfers for any reason other than Good Reason or (z) due to his Disability (as defined in Section 7(e) of the Samuel Employment Agreement), then he would not be entitled to receive the Termination Benefits or the COBRA Benefits, and shall only be entitled to his Accrued Benefits (as defined in Section 8 of the Samuel Employment Agreement).  In addition, in connection with Mr. Ulfers’ appointment, certain of our affiliates transferred to Mr. Ulfers 4,000,000 restricted shares of our common stock owned by such affiliates without the issuance of additional shares of our common stock to such affiliates or Mr. Ulfers and without dilution to our stockholders.

Chief Financial Officer ― On October 8, 2011, Peter Barrios was appointed as our Chief Financial Officer.  We do not have a written employment agreement with Mr. Barrios and compensate him based on what our Board of Directors believe is reasonable for his services to us.

Outstanding Equity Awards for Fiscal Year Ended December 31, 2012

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market value or payout value of unearned shares, units or other rights that have not vested ($)
Ronald Ulfers, Chairman, President and Chief Executive Officer	__	__	__	__	__	__	__	__	__
Peter Barrios,	__	__	__	__	__	__	__	__	__
Chief Financial Officer

Potential Payments Upon Termination or Change-in-Control

Mr. Ulfers - While no written employment agreement has been entered into, we have an oral agreement with Mr. Ulfers as to the terms of his employment, and with the exception of the term of his appointment, which shall be for two years from April 5, 2011, his employment arrangement will be substantially similar to the terms and provisions contained in the Samuel Employment Agreement.  In the event Mr. Ulfers is terminated by us without Cause (as defined below) or due to his death or he resigned for Good Reason (as defined in Section 7(f) of the Samuel Employment Agreement), we will be obligated to pay Mr. Ulfers in a lump sum an amount equal to 6 months’ salary and benefits, payable within 30 days following such termination, plus any accrued but unused vacation (the “Termination Benefits”).  In addition, if Mr. Ulfers elected health care continuation coverage under COBRA, we will have to pay for such health insurance coverage for a period of 12 months following the termination of his employment, at the same rate as we pay for health insurance coverage for our active employees (with Mr. Ulfers required to pay for any employee-paid portion of such coverage) (the “COBRA Benefits”).  After the 12-month continuation period concluded, Mr. Ulfers will be responsible for the payment of all premiums attributable to COBRA continuation coverage at the same rate as we charge all COBRA beneficiaries.  If Mr. Ulfers’ employment is terminated during his employment term by (x) us for Cause, (y) Mr. Ulfers for any reason other than Good Reason or (z) due to his Disability (as defined in the Samuel Employment Agreement), then he would not be entitled to receive the Termination Benefits or the COBRA Benefits, and would only have been entitled to his Accrued Benefits (as defined in Section 8 of the Samuel Employment Agreement).

Mr. Samuels’ employment agreement will defined “cause” to mean (i) executive’s admission, confession, plea of “guilty” or “no contest” to or conviction in a court of law of any felony involving misuse or misappropriation of money or other property of our Company, (ii) a willful act by the executive, which constitutes gross misconduct or fraud, or (iii) a material and willful breach by the executive of his duties and responsibilities under his employment agreement (other than as a result of incapacity due to physical or mental illness) or any willful breach by the executive of any material term of such executive’s employment agreement, in each case if such breach is not cured within 30 calendar days after written notice thereof to the executive by us.  A termination of the executive’s employment for “cause” will be effected in accordance with the procedures set forth in such executive’s employment agreement.

Generally, Mr. Samuels’ employment agreement will define a termination for “good reason” to mean a termination by the executive during the term of his employment with us based upon the occurrence (without the executive’s consent) of any of the following: (i) a material diminution in the executive’s annual base salary, (ii) a material diminution in the executive’s annual bonus opportunity, (iii) a material diminution in the executive’s authority, duties, or responsibilities, (iv) a requirement that the executive have a reporting relationship other than to the Board, (v) a material breach by us of any of our obligations under such executive’s employment agreement, or (vi) a direction by the Board that the executive take any action that would constitute a violation of law, including without limitation, federal securities laws.

Summary Tables

The following tables summarize the amounts potentially payable upon termination of employment for Mr. Ulfers assuming termination occurred on December 31, 2012.  For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (i.e., the single sum does not reflect any discount).

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
(4)
If Mr. Ulfers elected health care continuation coverage under COBRA, we will pay for such health insurance coverage for a period of 12 months following the termination of Mr. Ulfers’ employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Ulfers required to pay for any employee-paid portion of such coverage)

Peter Barrios

      We do not have a written employment agreement with Mr. Barrios.

Director Compensation for Fiscal Year Ended December 31, 2012

The following table presents information concerning compensation attributable to the Company’s directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(5)		All Other Compensation ($)(6)	Total ($)
Robert Sawyer	—	(1)	$2,000	(5)	—	$2,000
Ronald P. Ulfers, Jr.	—	(2)	2,000	(5)	—	2,000
Dr. Robert Thomson	—	(3)	—		—	—
William “Chip” D’Angelo	—	(1)(4)	$2,000	(5)	—	2,000

(1)	On February 12, 2012, the Board granted to each of Messrs. Sawyer and D’Angelo 62,500 shares of restricted common stock as director compensation which shares have not been issued to date.
(2)
During 2012, Mr. Ulfers, Jr., received $2,000 worth of shares of our restricted common stock for his services as the Chairman of our Board of Directors. Our Board of Directors will determine in the future whether Mr. Ulfers, Jr., will receive additional compensation for his services as the Chairman of our Board of Directors.

(3)
Dr. Thomson was elected to our Board of Directors on January 31, 2013. Per our director compensation policy, Dr. Thomson will receive $2,000 worth of shares of our restricted common stock as director compensation.

(4)	Mr. D’Angelo resigned from our Board of Directors on January 25, 2013.
(5)
Represents the full aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board’s (FASB) authoritative guidance on stock-based compensation accounting, for awards of restricted stock granted in 2012.

(6)	The amount of perquisites and other personal benefits has been excluded for all directors as the total value of each director’s perquisites and other personal benefits was less than $10,000.

Under our compensation plan for our independent directors we will grant $2,000 worth of restricted shares of our common stock to newly appointed independent Board members.  We also make annual grants $2,000 worth of restricted shares of our common stock to each of our member of the Board.  We may adopt an additional compensation plan for our independent directors in order to attract qualified persons and to retain them.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

 Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 12, 2013 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Named Executive Officers; (iii) each director; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 12, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owner	Percentage Beneficially Owner (2)

5% Beneficial Owners
Water Tech World Wide, LLC (3)	21,373,345	33.0%
Financial Partners Funding, LLC (4)	7,835,159	15.0%
LMD Capital, LLC (5)	4,609,115	10.4%
Mountain Construction Advisors, LLC (6)	5,185,981	11.7%
GEM Lighting, LLC (7)	4,562,322	10.3%
Ocean Drive Investments, L.L.C. (8)	3,824,191	8.6%
Watz Enterprises, L.L.C. (9)	3,710,374	8.4%
Esousa Holdings LLC (10)	2,765,432	6.2%

Executive Officers and Directors

Ronald P. Ulfers, Jr. (11)	6,385,981	14.4%
Peter P. Barrios (12)	1,520,702	3.4%
Robert W. Sawyer, Jr. (13)	50,000	*
Robert Thomson (14)	21,420,798	32.5%
All executive officers and directors as a group (4 persons) (15)	29,377,481	44.6%

________________

* Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the address of all of the above persons is c/o Green Energy Management Services Holdings, Inc., 2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809.
(2)	Based on 44,399,236 shares of our common stock outstanding on March 12, 2013.
(3)
Information is based on the Schedule 13D filed by Water Tech World Wide, LLC (“Water Tech”) with the SEC on February 27, 2013.  According to the Schedule 13D, Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the warrants owned by Water Tech.  See Item 9B of this Annual Report for a detailed discussion of the issuance of the Warrants to Water Tech. Water Tech’s address is 221 Saint Ann Drive, Mandeville, Louisiana 70471. The terms of the First Warrant provide that upon the issuance by us of any shares of our common stock (subject to certain exceptions) prior to the complete exercise of the First Warrant, the First Warrant will thereafter be exercisable for the aggregate number of Warrant Shares at an exercise price of $0.001 per share, which, when converted, are convertible into the aggregate number of shares of our common stock equal to 30% of such aggregate number of shares of our common stock then deemed outstanding, including upon the issuance of such warrant (the “Dilution Protection Term”).  The Second Warrant also contains the Dilution Protection Term but with respect to 5% of the aggregate number of shares of Common Stock then deemed outstanding (at an exercise price of $0.01 per share), including upon the issuance of such warrant. Accordingly, the Warrants, if fully exercised, would result in the ownership of over 33% of shares of our common stock then outstanding,

(4)
Effective as of March 3, 2011, we issued to FPF the Option which upon exercise, entitles FPF to purchase up to 15% of the then outstanding common stock at an aggregate exercise price of $10,949,490.  The number of shares included in the table represents the number of shares of common stock issuable upon exercise of the Option based on the number of shares of our common stock outstanding as of March 12, 2013.  Jay Enis, as principal of FPF, has voting and dispositive controls over the shares underlying the Option.  FPF’s address is 4430 Prairie Avenue, Miami Beach, Florida 33140.

(5)
Information is based on the Amendment No. 2 to Schedule 13G filed by LMD Capital, LLC with the SEC on February 14, 2013.  According to the Schedule 13G, as amended, Mr. Solomon is the managing member of LMD Capital, LLC.  LMD Capital LLC’s address is 2828 N. Harwood, Suite 1700, Dallas, Texas 75201.

(6)
Mr. Ulfers, Jr., our Chairman, President and Chief Executive Officer, is the sole member of Mountain Construction Advisors LLC (“MCA”) and has the sole voting and sole dispositive power over such shares.

(7)	Ms. Deborah Samuel and Mr. Jonathan Samuel, are the sole members of GEM Lighting, L.L.C. and share voting and dispositive power over the reported securities.
(8)
John Morra III, former President and Director of Project Development of GEM, has indirect beneficial ownership interest in shares of our Common Stock as the managing member of Ocean Drive Investments, L.L.C.  Mr. Morra has the sole voting and dispositive power over such shares.

(9)	Mark Deleonardis, as the managing member of Watz Enterprises, L.L.C., has the sole voting and investment power over such shares.
(10)	Rachel Glicksman, as Managing Director of Esousa Holdings LLC, has the sole voting and dispositive power over such shares.
(11)
Represents (i) 1,000,000 shares of our Common Stock owned by Mr. Ulfers, Jr., (ii) 200,000 shares of our Common Stock owned by RPU Services LLC (“RPU”) and (iii) 5,185,981 shares of Common Stock owned by MCA.  Mr. Ulfers, Jr., is the sole member of RPU and MCA and has the sole voting and sole dispositive power over such shares.

(12)
Represents (i) 1,506,969 shares of common stock owned by Omni Consulting LLC (“Omni”), (ii) 10,400 shares of common stock by Mr. Barrios and (iii) 3,333 shares of common stock jointly owned by Mr. Barrios and Loren R. Bamos, his wife, as tenants in common. Mr. Barrios is the sole member of Omni and has the sole voting and sole dispositive power over such shares.

(13)	Amount includes 20,000 restricted shares of our common stock which were granted to Mr. Sawyer in consideration for his service as our director.
(14)	Amount includes 21,373,345 shares of restricted common stock underlying the warrants issued to Water Tech (See footnote 3).
(15)	Consists of the shares of our common stock collectively owned by our current executive officers and directors named in the table above.

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans approved by our Board of Directors as of December 31, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since the beginning of the Company’s last fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LoC Agreement with a related-party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The note matured on March 31, 2012, was extended to May 1, 2012 and is currently outstanding and in default. The note constitutes an unsecured obligation of GEM. We used the proceeds from the loan for project financing and general corporate purposes. The related-party lender is controlled by Ronald P. Ulfers, Jr., the Chairman, President and Chief Executive Officer and a director of the Company.

On April 26, 2011, we entered into a one-year consulting agreement (the “Watz Agreement”) with Watz Enterprises LLC (“Watz”).  Watz is a greater than 5% stockholder of the Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses as of December 31, 2012 are 14 payments of $25,000 each, totaling $350,000.  In April 2012 the Company gave notice of termination of the Watz Agreement effective as of May 15, 2012.  The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President, CEO and director.

During the twelve month period ended December 31, 2011, certain of our affiliates, a related party and a consultant to the Company (the “Lenders”) provided us with short-term bridge loans totaling $280,400.  $239,400 of these notes remain outstanding and are currently in default as of December 31, 2012.  These loans were not evidenced by promissory notes and do not bear interest.  We hope to repay the Loans from the proceeds of a third-party financing.  There can be no assurance as to the amount of any such financing or that any such financing will be available to us, on satisfactory terms and conditions or at all.  If we do not receive such financing proceeds, we intend to proceed to negotiate terms of repayment of the Loans with the Lenders and to execute formal Loan documentation.  We used the proceeds of the Loans for project financing and general corporate purposes.

On December 31, 2012 (the “Effective Date”), we issued to Water Tech World Wide, LLC (“Water Tech”) (i) an 8% secured promissory note (the “Water Tech Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”,), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the warrants owned by Water Tech.  As such, the Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012.

The Water Tech Note matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000 (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech the Water Tech Note in full on or before the Initial Maturity Date, so the Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000 and we repay the unpaid principal amount and interest due under the Water Tech Note. We further agreed to make mandatory payments to Water Tech (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Water Tech Note is secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Water Tech Note contains customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Water Tech Note, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech. We plan to use the net proceeds of the sale of these securities as general working capital.

The First Warrant entitles Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share. The Second Warrant entitles Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The warrants will be exercisable from issuance until 3 years after the issuance. The warrants will be exercisable on a cashless basis any time after the issuance date, and contain weighted average anti-dilution price protection. In addition, the First Warrant contains an anti-dilution provision (the “Dilution Protection Term”), in that Water Tech will always have the right to convert warrants that, when converted, will equal 30% of the aggregate number of common shares outstanding upon conversion.  With the exception of its exercise price, the Second Warrant is identical to the First Warrant and contains the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant.

Independent Directors

Our Board has determined that each of Mr. Sawyer and Dr. Thomson is independent within the meaning of applicable listing rules of the NYSE, as amended from time to time and the rules promulgated by the SEC.  We anticipate that we will add additional independent directors in the future.

Item 14.   Principal Accounting Fees and Services

Audit Fees

Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Forms 10-Q and Forms 10-K, and services provided in connection with our other SEC filings for the years ended December 31, 2012 and 2011 were $27,250 and $76,713, respectively.

Audit-Related Fees

Audit-related fees for accounting technical consultations totaled $202,550 in 2012 and $116,000 in 2011.  For both 2012 and 2011, amounts were incurred primarily for assistance with the preparation of our financial statements.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our independent registered public accounting firm in 2012 or 2011.

All Other Fees

No fees or expenses were incurred in this category in 2012 and 2011.

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

Financial Statements of Green Energy Management Services Holdings, Inc.:

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1
2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1
2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1
2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1
2.5	Certificate of Merger filed with the Secretary of State of the State of Delaware on August 20, 2010, effecting the merger of CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 2.5
3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., effecting the 1 for 3 reverse stock split of all of CDSS Wind Down, Inc.’s common stock	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.2
3.3
Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc. increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000 and reducing the par value per share from $0.01 to $0.0001 per share.
Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3

3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2
3.5	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., changing the name of the Company to Green Energy Management Services Holdings, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Green Energy Management Services Holdings, Inc., effecting the 1-for-10 reverse stock split of all of Green Energy Management Services Holdings, Inc.’s common stock.
Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012, Exhibit 3(i)1
4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC.	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1
10.1	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.2	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.3	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No.000-33491), filed April 16, 2012, Exhibit 10.20
10.4	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20
10.5	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.6	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22
10.7	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23
10.8	Line of Credit Agreement dated as of March 31, 2012 by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.26
10.9	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
10.10	8% Secured Promissory Note, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit A
10.11	Common Stock Purchase Warrant, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit B
10.12	Common Stock Purchase Warrant (2nd Warrant), dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit C
21.1	Subsidiaries of the Company	*
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.INS	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
__________________
_____
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Indicates a document being filed with this Annual Report
**
Information in this Annual Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

April 16, 2013	By:	/s/ Ronald Ulfers
Name: Ronald Ulfers
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Ulfers	Chairman, President, Chief Executive Officer and Director	April 16, 2013
Ronald Ulfers

/s/ Peter Barrios	Chief Financial Officer (Principal	April 16, 2013
Peter Barrios	Accounting Officer)

/s/ Robert Thomson	Director	April 16, 2013
Robert Thomson

/s/ Robert Sawyer	Director	April 16, 2013
Robert Sawyer