Form 10-Q
period 2013-03-31
Green Energy Management Services Holdings, Inc.
filed 2013-05-20
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒    Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes    ☒    No

There were 44,625,243 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 14, 2013.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$-	$49,147
Accounts receivable - trade	-	64,800
Prepaid expenses	37,756	73,119
Deferred project costs - current	33,431	33,431
Other current assets	8,500	6,000
Total current assets	79,687	226,497

Property and equipment-net	10,282	11,301
Deferred project costs	567,280	575,635
Total assets	$657,249	$813,433

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Advances - related parties	$37,500	$27,500
Notes payable	50,000	59,746
Bridge loan payable - related parties, net of discount of $- and $310,000	1,051,900	739,400
Derivative liability	2,133,940	474,203
Accounts payable - trade	798,321	773,275
Other accrued liabilities	3,123,624	3,043,312
Total current liabilities	7,195,285	5,117,436

Stockholders' (deficit)
Capital stock, $ 0.0001 par value, 500,000,000 shares authorized;44,625,243 and 44,585,243 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	4,463	4,459
Additional paid in capital	19,193,378	19,189,382
Retained deficit	(25,735,877)	(23,497,844)
Total stockholders' (deficit)	(6,538,036)	(4,304,003)
Total liabilities and stockholders' (deficit)	$657,249	$813,433

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Income:
Revenue earned	$66,816	$78,001

Cost of revenue earned	8,355	16,755
Selling, general and administrative expenses	303,925	568,696
Depreciation and Amortization expense	1,019	11,580
Operating loss	(246,483)	(519,030)
Other expenses:
Interest expense, net	331,813	16,205
Loss on derivative liability	1,659,737	-
Total other expenses	1,991,550	16,205

Net loss	$(2,238,033)	$(535,235)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	44,611,465	44,405,573

 See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(2,238,033)	$(535,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,019	11,580
Amortization of debt discount	310,000	-
Loss on derivative liability	1,659,737	-
Stock-based compensation	4,000	6,000
Net change in assets and liabilities:
(Increase) decrease in contract receivables	64,800	(9,282)
Decrease in prepaid expenses	35,363	14,023
Decrease in deferred project costs	8,355	16,664
(Increase) in other current assets	(2,500)	-
(Increase) in other assets	-	(5,000)
Increase (decrease) in accounts payable - trade	25,046	(25,521)
Increase in accrued liabilities	80,312	480,594
Net cash (used in) operating activities	(51,901)	(46,177)

Cash flows from financing activities:
Borrowings under bridge loans from related parties	12,500	12,000
Repayment of notes payable	(9,746)	-
Repayment of bridge loans from related parties	-	(12,000)

Net cash provided by financing activities	2,754	-

Net decrease in cash	(49,147)	(46,177)
Cash - beginning of period	49,147	55,296

Cash - end of period	$-	$9,119

Supplemental disclosure of cash flow information:
Cash payments for interest	$-	$1,246

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on April 16, 2013.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2012.

Note 2. Organization of the Company and Going Concern

Organization of the Company

Green Energy Management Services, Inc.

GEM was incorporated pursuant to the laws of the State of Delaware in March 2010.  GEM is primarily involved in the distribution of energy efficient lighting units and water saving devices to end users who utilize substantial quantities of electricity and water.  GEM maintains its business operations in Baton Rouge, LA, distributing products and services to municipal and commercial customers.  The participants of the industry in which GEM operates focus on assisting clients to effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

Green Energy Management Services Holdings, Inc.

We were incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction). Following the McAfee Transaction, we had no active business operations.  On August 20, 2010, our subsidiary, created for the sole purpose of merging with GEM merged with and into GEM and GEM, as the surviving corporation, became our wholly-owned subsidiary.

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

We currently use commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water reduction techniques (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. See Item 1. “Business — Key Customers and Contracts” of our Annual Report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, we have generated minimal revenues in the first three months of 2013 and we have a working capital deficit of $7,115,598 as of March 31, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue our existence and business operations is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve meaningful profitable operations and/or upon our ability to obtain additional financing to carry out our business plan.  We intend to fund our operations through equity and/or debt financing arrangements, any revenues generated in the future and any loan arrangements that may be provided to us by our affiliates.  However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

On October 28, 2011, Mr. Robert Weinstein, our former Chief Financial Officer, filed a Demand for Arbitration with the New York office of the American Arbitration Association against GEM seeking unpaid wages and benefits that Mr. Weinstein claimed he was owed under the terms of his employment agreement with GEM.  In February 2012, Mr. Weinstein was awarded a judgment totaling $391,914 and on October 5, 2012, Mr. Weinstein obtained a judgment against GEM for the sum of $414,235 in the Supreme Court of the State of New York, New York Count.  During the first quarter of 2013, we settled this litigation and obtained a full mutual release with Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000.  During the fourth quarter of 2012, Mr. Weinstein agreed in principle to a settlement of $150,000 which is recorded as a liability at December 31, 2012. During the first quarter of 2013, we formally settled the litigation with Mr. Weinstein and obtained a full mutual release from Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000. A gain on the settlement of these liabilities of $243,953 was recorded in our statement of income for the year ended December 31, 2012.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and GEM in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of March 31, 2013, this amount is reflected in accounts payable.  On May 9, 2013, we entered into a settlement agreement with Cooper Electric Supply Co. for a structured payoff.  The terms call for $500 payments for May and June 2013, then $1,000 monthly payments from July 2013 through January 2014 (inclusive) and seven consecutive monthly installment payments of $2,000 from February 2014 through August 2014 (inclusive).  A final payment of approximately $1,700 is due in September 2014.

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

As required under the Commitment Letter, on June 27, 2011, we issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of our then outstanding common stock (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”).  The Option Price of $0.165 per share is equal to 110% of the closing price of our common stock on the OTCBB on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date).  The Option may be exercised in part or in full at any time during the 48-month period commencing on the Effective Date and the Option Price will be adjusted proportionately for any partial exercise of the Option.  The Option may also be exercised on a cashless basis. Pursuant to the terms of the Commitment Letter, in the event that the Commitment Letter is terminated or GEM meets the funding threshold described in the Commitment Letter and FPF does not fund the qualified projects, FPF agreed to return all or a portion of the Option that FPF would not be entitled to exercise as a result of such termination or failure to fund.  The Option does not grant FPF any voting rights or other rights as our stockholder until the Option is exercised, and upon exercise, only for such exercised portion of the Option.  The Option vested immediately as of the Effective Date.

As of March 31, 2013, FPF had the right to exercise the Option to purchase 7,834,896 shares of our common stock, assuming 100% of the Option was exercised. We reported $0 in Option-based compensation expenses for consultants for each of the three months ended March 31, 2013 and 2012.

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

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Shares Underlying Option	Weighted Average Exercise price
Balance at January 1, 2013	7,834,896		1.40
Deemed Granted	0	$	NA
Balance at March 31, 2013	7,834,896		$1.40

Issuance of Shares to Directors

In February 2012, GEM adopted a board resolution that it would issue $2,000 worth of shares of our common stock to each board member in order to compensate such board members for attending the board meetings.  Pursuant to the Board’s action, during the first quarter of 2013 we granted a total of 40,000 shares to our directors with a fair value of $4,000, however these shares have not yet been issued by our transfer agent.  The fair value of these shares has been recorded as stock-based compensation expense during the three months ended March 31, 2013.

Note 5. Derivative Instruments

During 2012 we issued instruments that require liability classification under ASC 815.  These instruments are measured at fair value at the end of each reporting period.

On March 31, 2013, the fair value of the derivative liability was $2,133,940, which was calculated using the Black-Scholes model based upon the following assumptions: expected volatility of 413.48%, discount rate of 0.36%, expected life of 2.75 years and no dividends.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants the measurement date (exit price). We utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We classify fair value balances based on the of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 — Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3  — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as March 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2012			$474,203	$474,203
Change in fair value of derivative liability	--	--	1,659,737	1,659,737

Derivative liability as of March 31, 2013	--	--	$2,133,940	$2,133,940

Note 6. Related Party Transactions

During the three months ended March 31, 2013, we borrowed $12,500 from related parties.  In addition, a $310,000 note payable to a related party dated December 31, 2012, initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the three months ended March 31, 2013.  Subsequent to March 31, 2013, we paid $295,000 of principal on this note.

As of March 31, 2013, the balance of notes payable to related parties, including advances, is $1,089,400.

Note 7. Subsequent Events

On April 30, 2013, we received the balance of $456,798 due to us under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011, pursuant to which we monetized through a certain third party the payments due to us under the Riverbay Agreement.

In May 2013, we repaid $295,000 of the principal that we borrowed from a related party on December 31, 2012, as more fully discussed above in Note 6.  In addition, in May 2013, we repaid the $50,000 loan that we borrowed from a certain unaffiliated investor on December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain certain “forward-looking statements” as such term is defined by the U.S. Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of Green Energy Management Services Holdings, Inc.’s (which, together with Green Energy Management Services, Inc. (“GEM”), its consolidated subsidiary, is referred to herein as the “Company”, “we”, “us” or “our”) Annual Report on Form 10-K filed with the SEC on April 16, 2013 (our “Annual Report”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC.  Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by us or on our behalf.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report and our other filings with the SEC.

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

Recent Developments – Operations

On January 31, 2013, our Board of Directors elected Dr. Robert Thomson as a director of our Company, effective immediately, to replace the vacancy created by the resignation of Mr. William D’Angelo, which took place on January 25, 2013. Dr. Thomson is expected to be named to the following committees of the Board of Directors: the Audit Committee and the Compensation Committee. Our Board of Directors has determined that Dr. Thomson is an independent director within the meaning of applicable listing rules of The New York Stock Exchange, as amended from time to time, and the rules promulgated by the SEC.

During the first quarter of 2013, we settled the litigation arising out of a Demand for Arbitration filed with the New York office of the American Arbitration Association by Mr. Robert Weinstein, our former Chief Financial Officer, and entered into a full mutual release with Mr. Weinstein in consideration of us paying Mr. Weinstein an aggregate amount of $150,000.  A portion of the settlement amount was paid by a certain unaffiliated third party with whom we entered into an Assignment, Assumption and Indemnity Agreement on November 15, 2011 (the “Assignment Agreement”).  In April 2013, the balance due to us under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011, was received.  The payment made by such third party will be credited towards the payments we would receive under the Assignment Agreement.

Recent Developments – Financings

In April 2013 the balance of $456,798 due to us under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011, was received.  For more information on this agreement, see below under Liquidity and Capital Resources.

In January 2013 we borrowed an additional $10,000 from Water Tech World Wide, LLC (“Water Tech”) for working capital purposes. Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech.

Results of Operations

Three months ended March 31, 2013 as compared with the three months ended March 31, 2012

Revenue earned for the three months ended March 31, 2013 was $66,816 as compared to revenue earned of $78,001 for the three months ended March 31, 2012. All of the revenue earned during the three months ended March 31, 2013 was derived from our new Energy Efficiency and energy management business. Revenue earned decreased by $11,185 or 14%, for the three months ended March 31, 2013 as compared to the same period in 2012. The revenue decrease for the first quarter of 2013 was primarily due to having less customer projects and realizing lower energy savings during this period, as compared to the same period in 2012.  During the three months ended March 31, 2013, we completed 0 contracts as compared to 2 during the three months ended March 31, 2012.

Cost of revenue earned was $8,355, or 13% of contract revenue earned for the three months ended March 31, 2013, as compared to $16,755, or 21% of contract revenue for the three months ended March 31, 2012. Cost of revenue earned for first quarter of 2013 and 2012 was mostly related to our Energy Efficiency and energy management businesses and includes the amortization of the cost of the project over 120 months starting in the month the project was able to be billed. Included in this amount were expenses related to repair and replacement of bulbs and cost of meter reading for determining the energy savings. Gross profit for the three months ended March 31, 2013 was $58,461, as compared to $61,246 for the three months ended March 31, 2012. The decrease in gross profit in the first quarter of 2013 is attributable to lower revenues during the three months ended March 31, 2013, as compared to the same period in 2012.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were $303,925 and $568,696, respectively. The decrease of $264,771 for the first quarter of 2013, or (47)%, as compared to the same period in 2012 is primarily attributable to decreases in salaries and compensation expense of $113,368, a decrease of $133,321 in consulting expense and a decrease of $18,295 in payroll taxes, offset by an increase of $10,149 in SEC and investor relations expense.

Our operating loss for the three months ended March 31, 2013 was $246,483 as compared to an operating loss of $519,030 for the three months ended March 31, 2012. The substantially smaller operating loss is primarily attributable to us having lower expenses as described above.

Interest expense, net, for the three months ended March 31, 2013 and 2012 was $331,813 and $16,205, respectively. Interest expense increased as a result of an increase in the principal amount borrowed under the loans obtained from related parties and interest awarded as part of an arbitration award to our former chief financial officer, in addition to the amortization of a $310,000 debt discount during the three months ended March 31, 2013.

Loss on derivative liability for the three months ended March 31, 2013 and 2012 was $1,659,737 and $0, respectively.  The increase of $1,659,737 is due to calculating the fair value of the derivative liabilities associated with the warrants issued as additional consideration to the notes payable to related parties.  See Note 5 in the footnotes to the consolidated financial statements for further information.

We incurred a net loss of $2,238,033 for the three months ended March 31, 2013 as compared to a net loss of $535,235 for the three months ended March 31, 2012. The substantial increase in our net loss in the first quarter of 2013 was attributable to the factors discussed above.  The net loss per share, basic and diluted, was $0.05 per share for the three months ended March 31, 2013 and $0.01 per share for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had a negative working capital of $7,115,598, as compared to a negative working capital of $4,890,939 at December 31, 2012.  The decrease in working capital is primarily due to a $1,659,737 increase in our derivative liability, amortizing assets and a debt discount and increase in accrued expenses. We had $0 in cash at March 31, 2013, as compared to $49,147 at December 31, 2012.  The decrease in cash is attributable to increased cash payments for accrued expenses and overhead expenses.

During 2011, we began the new strategy of Energy Efficiency and energy management.  We have completed electrical and water valve contracts with Riverbay and started to collect on the energy savings generated by the electrical contract.  On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Riverbay Agreement in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Agreement.   Subject to and upon the satisfaction of the terms and conditions of the Assignment Agreement, including Assignee’s lender approval and funding conditions which were not satisfied at March 31, 2013.  However, in April 2013 we received $456,798, the balance due under the Assignment Agreement.

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

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was automatically extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2nd Note, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We plan to use the net proceeds of the sale of these securities as general working capital. For a discussion of the terms of the Warrants, please see Note 8 of our Annual Report. In May 2013, we repaid $295,000 of the principle of the 1st Note and we repaid the 2nd Note in its entirety.

As of May 7, 2013, we have cash of approximately $111,800, as a result of receiving the balance due to us under the Assignment Agreement (after repayment of the Notes as discussed above) and no trade receivables.  However, these funds are not sufficient to fully satisfy all of our prior outstanding obligations, including our expenses and deferred salaries of our employees. Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2012 consolidated financial statements. Please also see below under “Going Concern” for the factors on which our ability to continue our existence and our continuing efforts to implement our new business strategy will depend on. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated minimal revenues in the first three months of 2013 and we have a working capital deficit of $7,115,598 as of March 31, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the three months ended March 31, 2013, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

Summary of Significant Accounting Policies and Estimates

There are no material changes from the significant accounting policies or estimates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2012 financial statements included in our Annual Report. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2013.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2013, we had a working capital deficit of $7,115,598, and for the three months ended March 31, 2013, we incurred an operating loss of $246,483 and a net loss of $2,238,033.  As of May 8, 2013, we had cash of $111,800.  Notwithstanding us borrowing $387,500 via the issuance of two promissory notes, each dated December 31, 2012, including $337,500 borrowed from an affiliate of a director of our Company, and receiving the balance due to us under the Assignment Agreement, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The unaudited financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2012 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

GEM is in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender. As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement. The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears. The repayment of the note was due on March 31, 2012 and June 30, 2012, respectively, and was extended to August 16, 2012.  The parties are in discussions to extend the maturity date of the loan. This balance was outstanding at March 31, 2013 and December 31, 2012. Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In April 2013 the balance of $456,798 due to us under the Assignment Agreement was received. Out of the proceeds received, we repaid in May 2013 $295,000 of the principal of the 1st Note and we repaid the 2nd Note in its entirety.

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

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: May 20, 2013	By:	/s/ Peter P. Barrios
	Name:	Peter P. Barrios
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)