Form 10-Q
period 2013-06-30
Green Energy Management Services Holdings, Inc.
filed 2013-08-15
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

or

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

There were 63,415,417 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 14, 2013.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$5,365	$49,147
Accounts receivable - trade	-	64,800
Prepaid expenses	13,280	73,119
Deferred project costs - current	-	33,431
Other current assets	6,000	6,000

Total current assets	24,645	226,497

Property and equipment-net	9,262	11,301
Deferred project costs	324,906	575,635

Total assets	$358,813	$813,433

LIABILITIES AND ACCUMULATED STOCKHOLDERS' DEFICIT
Current liabilties:
Advances - related parties	$27,500	$27,500
Notes payable	-	59,746
Bridge loan payable - related parties, net of discount of $0 and $310,000	781,622	739,400
Derivative liability	1,659,677	474,203
Accounts payable - trade	712,986	773,275
Other accrued liabilities	3,340,617	3,043,312
	-
Total current liabilities	6,522,402	5,117,436

Stockholders' (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized;
63,415,417 and 44,585,243 shares issued and outstanding on
June 30, 2013 and December 31, 2012, respectively	23,253	4,459
Additional paid in capital	19,174,588	19,189,382
Retained deficit	(25,361,430)	(23,497,844)
Total stockholders' (deficit)	(6,163,589)	(4,304,003)

Total liabilities and stockholders' deficit	$358,813	$813,433

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income:
Revenue earned	$565,320	$79,110	$632,136	$157,111

Cost of revenue earned	389,330	12,497	397,685	34,252
Selling, general and administrative expenses	264,156	506,044	568,081	1,069,741
Depreciation and amortization expense	1,019	11,579	2,039	23,159
Operating income (loss)	(89,185)	(451,010)	(335,669)	(970,041)
Other expenses:
Interest expense	(10,631)	(14,959)	(342,443)	(31,164)
Income (loss) on derivative liability	474,262	-	(1,185,474)	-
Total other expenses	463,631	(14,959)	(1,527,917)	(31,164)

Net income (loss)	$374,446	$(465,969)	$(1,863,586)	$(1,001,205)

Net loss per common share - basic and diluted	$0.01	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	47,103,068	44,416,493	45,864,150	44,411,033

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(1,863,586)	$(1,001,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,039	23,159
Amortization of debt discount	310,000	-
Stock-based compensation	4,000	6,000
Loss on derivative liability	1,185,474	-
Net change in assets and liabilities:
(Increase) in contract receivables	64,800	(18,062)
Decrease in prepaid expenses	59,839	28,046
Decrease in deferred project costs	284,160	28,329
(Increase) in other assets	-	(5,000)
Increase (decrease) in accounts payable - trade	(60,289)	18,739
Increase in accrued liabilities	297,305	869,306
Net cash provided by (used in) operating activities	283,742	(50,688)

Cash flows from financing activities:
Borrowings under bridge loans from related parties	33,500	40,000
Proceeds from note payable	-	39,500
Repayments of third party debt	(59,746)	-
Repayments of bridge loans from related parties	(301,278)	(40,000)
Net cash provided by (used in) financing activities	(327,524)	39,500
Net decrease in cash	(43,782)	(11,188)
Cash - beginning of period	49,147	55,296

Cash - end of period	$5,365	$44,108

Supplemental disclosure of cash flow information:
Cash payments for interest	$15,388	$-

Non-cash transactions
Shares issued upon cashless exercise of warrants	$18,790	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on April 16, 2013.  The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2013.

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

We are a full service energy management company based in Baton Rouge, Louisiana.  In late 2010 and early 2011 we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new business strategy of Energy Efficiency products and system (as discussed below).  Due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements in the second half of 2013 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, we have generated a net loss of $ 1,863,586 in the first six months of 2013 and we have a working capital deficit of $6,497,757 as of June 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and GEM in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of June 30, 2013, this amount is reflected in accounts payable.  On May 9, 2013, we entered into a settlement agreement with Cooper Electric Supply Co. for a structured payoff.  The terms call for $500 payments for May and June 2013, then $1,000 monthly payments from July 2013 through January 2014 (inclusive) and seven consecutive monthly installment payments of $2,000 from February 2014 through August 2014 (inclusive).  A final payment of approximately $1,700 is due in September 2014.

Pursuant to the contract between the Company and Riverbay Corporation regarding the maintenance of the energy conservation measures (EMC) associated with installed light bulbs and electrical system, the Company is responsible for the repairing or replacing of the bulbs over the life of the 10 year contact that began August 2011. The bulb supplier has warranted the bulbs for 100,000 hours. Accordingly, the Company has computed that the best estimate of the potential liability for maintenance to be approximately $90,000, which is being accrued as of June 30, 2013.

Note 4. Issuance of the Option, Stock-Based Compensation and Exercise of Warrants

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

As of June 30, 2013, FPF had the right to exercise the Option to purchase 7,834,896 shares of our common stock, assuming 100% of the Option was exercised. We reported $0 in Option-based compensation expenses for consultants for each of the three and six month periods ended June 30, 2013 and 2012.

Because the Option was fully vested and non-forfeitable at the time of grant, the fair value of the Option was measured and expensed on the date of grant pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services).

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

Expected dividend yields	Zero
Expected volatility	299%
Risk-free interest rate	1.67%
Expected term	4 years

	Number of Shares Underlying Option	Weighted Average Exercise price
Balance at January 1, 2013	7,834,896		1.40
Deemed Granted	0	$	NA
Balance at June 30, 2013	7,834,896		$1.40

Issuance of Shares to Directors

In February 2012, GEM adopted a board resolution that it would issue $2,000 worth of shares of our common stock to each board member in order to compensate such board members for attending the board meetings.  Pursuant to the Board’s action, during the first quarter of 2013 we granted a total of 40,000 shares to our directors with a fair value of $4,000; however these shares have not yet been issued by our transfer agent.  The fair value of these shares has been recorded as stock-based compensation expense in the six months ended June 30, 2013.

Exercise of Warrants

Effective as of June 18, 2013, Water Tech World Wide, LLC (“Water Tech”) exercised 19,035,638 warrants (its First Warrant, as defined below) on a cashless basis and received 18,790,174 restricted shares of our common stock as a result. Dr. Robert Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.

Note 5. Derivative Instruments

During 2012 we issued instruments that require liability classification under ASC 815.  These instruments are measured at fair value at the end of each reporting period.

On June 30, 2013, the fair value of the derivative liability was $1,659,677, which was calculated using the Black-Scholes model based upon the following assumptions: expected volatility of 425.26%, discount rate of 0.38%, expected life of 2.50 years and no dividends.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (exit price). We utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We classify fair value balances based on those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as June 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2012			$474,203	$474,203
Change in fair value of derivative liability	--	--	1,185,474	1,185,474

Derivative liability as of June 30, 2013	--	--	$1,659,677	$1,659,677

Note 6. Related Party Transactions and Debt Repayment

During the six months ended June 30, 2013, we borrowed $33,500 from related parties and repaid $10,000 of the borrowed amount.  In addition, a $310,000 note payable to a consultant of our Company and a related party dated December 31, 2012, initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the six months ended June 30, 2013.  During the same period, we also repaid $281,278 of the principal and $13,722 of accrued interest on this note.

As of June 30, 2013, the balance of notes payable to related parties, including advances, was $809,122.

During the six month period ended June 30, 2013, we also repaid $50,000 of the principal and $1,666 of accrued interest on a note previously issued to an unrelated third party on December 31, 2012.

Note 7. Subsequent Events

In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with GEM for the Co-Op City project to extend the original agreement by three years.  Riverbay Corporation quantified our portion of the water savings from the date of the original install through March 31, 2013 of $226,080.  At the end of the additional three year extension, our water valves used in the Co-Op City project will become the property of Riverbay Corporation.

On July 18, 2013, Mr. Robert Sawyer, a member of our board of directors, resigned from our board of directors, effective as of July 19, 2013. Mr. Ronald P. Ulfers, Jr., our former Chief Executive Officer and President, and the Chairman of our board of directors resigned from his positions as our Chief Executive Officer and President to focus on his private business, effective immediately.  Mr. Ulfers, Jr. remains as the Chairman of our board of directors.  In connection with Mr. Ulfers, Jr.’s resignation, on July 18, 2013, our board of directors elected Mr. John Tabacco as a member of our board of directors to replace the vacancy created by the resignation of Mr. Sawyer and appointed Mr. Tabacco as our new Chief Executive Officer and President.  Mr. Tabacco’s election and appointment were effective immediately.

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

Our technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product, while the water management system can effectively reduce consumption and sewage by as much as 20%.  The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives.  With the exception of one structure, the water management system was installed simultaneously and is being monitored for its effectiveness. We generally install all of our clean technology at our cost and share the savings with the owner of the project.  The savings revenues vary from product to product but we generally expect to receive at least 50% of the savings.

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

Recent Developments – Operations

On July 18, 2013, Mr. Robert Sawyer, a member of our board of directors informed us of his intention to resign from our board of directors, as a result of him no longer being able to devote the level of commitment necessary to carry out his duties as a director of a public company.  Mr. Sawyer’s resignation was effective as of July 19, 2013.  In addition, on July 18, 2013, Mr. Ronald P. Ulfers, Jr., our former Chief Executive Officer and President, and the Chairman of our board of directors informed us of his intention to resign from his positions as our Chief Executive Officer and President, in connection with the impending appointment of Mr. John Tabacco (as described below).  Mr. Ulfers, Jr.’s resignation was effective immediately.  Mr. Ulfers, Jr. remains as the Chairman of our board of directors.

On July 18, 2013, our board of directors elected Mr. John Tabacco as a member of our board of directors to replace the vacancy created by the resignation of Mr. Sawyer and appointed Mr. Tabacco as our new Chief Executive Officer and President.  Mr. Tabacco’s election and appointment were effective immediately.  Mr. Tabacco is expected to be named to the Compensation Committee of our board of directors.  For a description of Mr. Tabacco’s business experience and prior work history, please see our Current Report on Form 8-K filed with the SEC on July 25, 2013.

Recent Developments – Financings

In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with GEM for the Co-Op City project to extend the original agreement by three years.  Our board of directors quantified our portion of the water savings from the date of the original install through March 31, 2013 of $226,080.  At the end of the additional three year extension, our water valves used in the Co-Op City project will become the property of Riverbay Corporation.

In the first two quarters of 2013 we borrowed an additional $33,500 from related parties for working capital purposes and also repaid $305,000 of borrowed amounts.
Effective as of June 18, 2013, Water Tech World Wide, LLC (“Water Tech”) exercised 19,035,638 warrants (the First Warrant - as defined below) on a cashless basis and received 18,790,174 restricted shares of our common stock as a result.

Results of Operations

Three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012

Revenue earned for the three and six months ended June 30, 2013 was $565,320 and $632,136, respectively, as compared to contract revenue earned of $79,110 and $157,111 for the three and six months ended June 30, 2012.  All of the revenue earned during the first six months of 2013 was derived from our new Energy Efficiency and energy management business.  Revenue earned increased $486,210 and $475,025, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The substantial increase in revenue earned during the first three and six months of 2013 as compared to the same periods in 2012 was primarily due to monetizing the balance of the Energy Efficiency lighting agreement with Riverbay Corporation for Co-Op City for a total of $992,226 less amounts received before the closing date of the contract.

Cost of revenue earned was $389,330 and $397,685, or 68.87% and 62.91%, respectively, of our revenue earned for the three and six months ended June 30, 2013, respectively, as compared to $12,497 and $34,252, or 15.80% and 21.80% of our revenue earned for each of the three and six months ended June 30, 2012.  Cost of revenue earned in the first and second quarters of 2013 and 2012 was related to our Energy Efficiency and energy management businesses and includes the amortization of the cost of the project.  Gross profit for the three and six months ended June 30, 2013 was $175,990 and $234,451, respectively, as compared to $66,613 and $122,859 for the three and six months ended June 30, 2012, respectively.  The increase in gross profit in the first and second quarter of 2013 is attributable to higher revenues achieved during the three and six months ended June 30, 2013, as compared to the same periods in 2012.  Cost of revenue for 2013 and 2012 included amortization of project costs and installation.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 were $264,156 and $568,081, respectively, as compared to the selling, general and administrative expenses of $506,044 and $1,069,741, respectively, for the same periods in 2012.  The decrease of $241,888 for the three months ended June 30, 2013, as compared to the same period in 2012 is primarily attributable to a decrease in salaries and compensation expenses of $28,925, a decrease of $100,800 in consulting expenses and a decrease of $110,400 in professional legal and accounting expenses.  The decrease of $501,660 for the six months ended June 30, 2013, as compared to the same period in 2012 is primarily attributable to a decrease in salaries and compensation expenses of $142,295, a decrease of $226,680 in consulting expenses, a decrease of $18,295 in payroll taxes and a decrease of $99,115 in professional legal and accounting expenses.

Our operating income (loss) for the three and six months ended June 30, 2013 was $89,185 and $(335,669), respectively, as compared to an operating loss of $451,010 and $970,041 for the three and six months ended June 30, 2012, respectively.  Achievement of an immaterial operating income for the three months ended June 30, 2013 and a decreased operating loss for the six months ended June 30, 2013 is primarily attributable to monetizing the Energy Efficiency lighting agreement with Riverbay Corporation for Co-Op City for a total of $992,226 less amounts received before the closing date of the agreement.

Interest expense, net, for the three and six months ended June 30, 2013 was $10,631 and $342,443, respectively, as compared to $14,959 and $31,164, respectively, for the same periods in 2012.  Interest expense, net, for the six months ended June 30, 2013 substantially increased as a result of us obtaining loans from related parties during the first quarter of 2013, which were used partially to fund our overhead expenses (of which $305,000 was repaid during the first two quarters of 2013), and interest awarded as part of an arbitration award to our former chief financial officer, in addition to the amortization of a $310,000 debt discount during the six months ended June 30, 2013.

Income (loss) on derivative liability for the three and six months ended June 30, 2013 was $474,262 and $(1,185,474), respectively, as compared to $0 for each of the same periods in 2012.  The increase of income on derivative liability of $474,262 and $(1,185,474), respectively, is due to calculating the fair value of the derivative liabilities associated with the warrants issued as additional consideration to the notes payable to related parties.  See Note 5 in the footnotes to our condensed consolidated financial statements included herein for further information.

We incurred a net income (loss) of $374,446 and $(1,863,586) for the three and six months ended June 30, 2013, respectively, as compared to a net (loss) of $(465,969) and $(1,001,205) for the three and six months ended June 30, 2012, respectively.  The substantial increase in our net income for the three months ended June 30, 2013 and significant increase to our net loss for the six months ended June 30, 2013 was attributable to the factors discussed above.  The net (loss) per share, basic and diluted, was $0.01 per share for the three months ended June 30, 2013, as compared to a net (loss) $(0.01) per share for the three months ended June 30, 2012.   The net (loss) per share, basic and diluted, was $(0.04) for the six months ended June 30, 2013, as compared to a net (loss) of $(0.02) per share for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had a negative working capital of $6,497,757, as compared to a negative working capital of $4,890,939 at December 31, 2012.  The decrease in working capital is primarily due to an increase of $1,185,474 in our derivative liability, amortization of our assets, debt discount and an increase in accrued expenses. We had $5,365 in cash at June 30, 2013, as compared to $49,147 at December 31, 2012.  The decrease in cash is attributable to increased cash payments for accrued expenses and overhead expenses.

During 2011, we began the new strategy of Energy Efficiency and energy management.  We have completed electrical and water valve contracts with Riverbay and started to collect on the energy savings generated by the electrical contract.  In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with Riverbay to extend the original agreement with respect to the installation of the water valves by three years. On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Riverbay Agreement in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all post-installation warranty work, obligations, liabilities, claims and expenses required under the Riverbay Agreement.  In April 2013 we received $456,798, the balance due under the Assignment Agreement.

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) 2 warrants entitling Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share (the “First Warrant”) and 2,337,707 shares of Common Stock at an exercise price of $0.01 per share, respectively (subject to protection for the investor in the event we issue more shares prior to the exercise of the warrants), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech), and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant entitling the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share, for gross proceeds of $50,000 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012 and June 30, 2013.

The Notes initially matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and may be prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor their respective Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was automatically extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2nd Note, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We used the net proceeds of the sale of these securities as general working capital.  For a discussion of the terms of the Warrants, please see Note 8 of our Annual Report.  In May 2013, we repaid $281,278 of the principal of the 1st Note and we repaid in its entirety $50,000 on the 2nd Note.

As of August 8, 2013, we had cash of approximately $265 (as a result of the repayment of the Notes as discussed above and after payment of other payables) and no trade receivables.  These funds are not sufficient to satisfy our prior outstanding obligations, including our expenses and deferred salaries of our employees.  Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable.  As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2012 consolidated financial statements.  Please also see below under “Going Concern” for the factors on which our ability to continue our existence and our continuing efforts to implement our new business strategy will depend on.  The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated a small amount of revenue in the first three and six months of 2013 and we have a working capital deficit of $6,497,757 as of June 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the six months ended June 30, 2013, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, in the first quarter of 2012 we implemented certain measures to address the material weaknesses in our internal control over financial reporting and weaknesses related to our documentation and a lack of segregation of duties due to our limited size.  If and when our financial position improves, we intend to hire additional personnel to further remedy former deficiencies.  As we progress with our business operations, and subject to receiving additional funding, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2013.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2013, we had a working capital deficit of $6,497,757 and for the six months ended June 30, 2013, we incurred a net loss of $1,773,586.  As of August 8, 2013, we had cash of $265.  Notwithstanding us borrowing $367,500 via the issuance of two promissory notes, during the year ended December 31, 2012, including $337,500 borrowed from an affiliate of a director of our Company, and receiving the balance due to us under the Assignment Agreement, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The unaudited financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2012 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

Issuance of Unregistered Securities

Effective as of June 18, 2013, Water Tech exercised 19,035,638 warrants (the First Warrant) on a cashless basis and received 18,790,174 restricted shares of our common stock as a result.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

GEM continues to be in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender.  As of June 30, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was due on March 31, 2012 and June 30, 2012, respectively, and was extended to August 16, 2013.  The parties continue to hold discussions to extend the maturity date of the loan.  This balance was outstanding at June 30, 2013 and December 31, 2012.  As of June 30, 2013, the balance of notes payable to related parties, including advances, was $809,122.  Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective as of June 18, 2013, Water Tech exercised 19,035,638 warrants (the First Warrant) on a cashless basis and received 18,790,174 restricted shares of our common stock as a result.

In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with GEM for the Co-Op City project to extend the original agreement by three years.  Our board of directors quantified our portion of the water savings from the date of the original install through June 30, 2013 of $226,080.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about our Company may be found elsewhere in this Quarterly Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

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
**
Information in this Quarterly Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: August 14, 2013	By:	/s/ Peter P. Barrios
	Name:	Peter P. Barrios
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)