Form 10-Q
period 2013-09-30
Green Energy Management Services Holdings, Inc.
filed 2013-11-19
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

Commission File Number: 000-33491

Green Energy Management Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 7th Ave, 39th Floor
New York, New York	10123
(Address of principal executive offices)	(Zip Code)

(212) 974-3435
(Registrant’s telephone number, including area code)

2251 Drusilla Lane, Suite B, Baton Rouge, Louisiana 70809
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

There were 64,015,417 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 15, 2013.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$104,153	$49,147
Accounts receivable - trade	6,000	64,800
Prepaid expenses	74,848	73,119
Deferred project costs - current	255,056	33,431
Other current assets	-	6,000
Total current assets	440,057	226,497

Property and equipment-net	8,243	11,301
Deferred project costs	-	575,635
Total assets	$448,300	$813,433

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Advances - related parties	$27,500	$27,500
Notes payable	84,226	59,746
Bridge loan payable - related parties, net of discount of $0 and $310,000	759,592	739,400
Derivative liability	584,403	474,203
Accounts payable - trade	725,775	773,275
Other accrued liabilities	2,033,604	3,043,312
Total current liabilities	4,215,100	5,117,436

Stockholders' (deficit)
Capital stock, $ 0.0001 par value, 500,000,000 shares authorized; 64,015,417 and 44,585,243 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	23,313	4,459
Additional paid in capital	20,566,885	19,189,382
Retained deficit	(24,356,998)	(23,497,844)
Total stockholders' (deficit)	(3,766,800)	(4,304,003)
Total liabilities and stockholders' (deficit)	$448,300	$813,433

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income:
Revenue earned	$200,000	$55,546	$835,440	$212,657

Cost of revenue earned	60,000	24,209	457,687	58,461
Selling, general and administrative expenses	304,644	309,694	876,328	1,379,435
Depreciation and Amortization expense	1,020	11,580	3,057	34,739
Operating loss	(165,664)	(289,937)	(501,632)	(1,259,978)
Other expenses:
Interest expense, net	7,622	16,586	350,065	47,750
Gain on forgiveness of debt	(1,435,104)	-	(1,435,104)	-
Loss on derivative liability	257,086	-	1,442,561	-
Total other expenses	(1,170,396)	16,586	357,522	47,750

Net income (loss)	$1,004,732	$(306,523)	$(859,154)	$(1,307,728)

Net income (loss) per common share - basic	$0.02	$(0.01)	$(0.02)	$(0.03)
Net income (loss) per common share - diluted	$0.02	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic	63,487,156	44,416,493	51,778,862	44,416,493
Weighted average number of common shares outstanding - diluted	65,843,565	44,416,493	51,778,862	44,416,493

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(859,154)	$(1,307,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,058	34,739
Stock-based compensation	63,997	6,000
Loss on derivative liability	1,442,560	-
Gain on settlement of debt	(1,435,104)	-
Amortization of debt discounts	310,000	-
Net change in assets and liabilities:
(Increase) decrease in contract receivables	58,800	(1,077)
(Increase) decrease in prepaid expenses	(1,729)	16,947
(Increase) decrease in deferred project costs	354,010	49,780
(Increase) decrease in other current assets	6,000	-
(Increase) decrease in other assets	-	(4,999)
Increase (decrease) in accounts payable - trade	(47,500)	35,124
Increase in accrued liabilities	378,796	1,072,414
Net cash provided by operating activities	273,734	(98,800)

Cash flows from financing activities:
Borrowings under bridge loans from affiliates	83,500	40,000
Proceeds from notes payable	58,796	57,500
Payments on bridge loans from affiliates	(301,278)	(40,000)
Payments on third-party debt	(59,746)	-

Net cash provided by financing activities	(218,728)	57,500

Net decrease in cash	55,006	(41,300)
Cash - beginning of period	49,147	55,296
		$-
Cash - end of period	$104,153	$13,996

Supplemental disclosure of cash flow information:
Cash payments for interest	$-	$-
Cash payments for income taxes	$-	$-

Non-cash Transactions
Warrants cashless exercise	$18,790	$-
Extinguishment of derivative liability	$1,332,360	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on April 16, 2013.  The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2013.

Note 2. Organization of the Company and Going Concern

Organization of the Company

Green Energy Management Services, Inc.

GEM was incorporated pursuant to the laws of the State of Delaware in March 2010.  GEM is primarily involved in the distribution of energy efficient lighting units and water saving devices to end users who utilize substantial quantities of electricity and water.  GEM maintains its principal executive offices in New York, New York, distributing products and services to municipal and commercial customers.  The participants of the industry in which GEM operates focus on assisting clients to effectively maximize their energy efficiency potential and couples that with maximizing their renewable energy potential.

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

We are a full service energy management company based in New York, New York.  In late 2010 and early 2011 we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new business strategy of Energy Efficiency products and system (as discussed below).  Due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we proceed with our new business strategy, we hope to continue to enter into new Energy Efficiency agreements in the fourth quarter of 2013 and 2014 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We currently use commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products, utilizing LED’s (Light Emitting Diodes) add other forks of lighting (akin to induction), and the Water Management technology which utilizes water reduction techniques (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. See Item 1. “Business — Key Customers and Contracts” of our Annual Report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, we have generated a net loss of $859,154 in the first nine months of 2013 and we have a working capital deficit of $3,775,043 as of September 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and GEM in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  Approximately $9,000 was paid toward the resolution of the structured payoff in August 2013 and September 2013.

Other Commitments, Agreements and Extinguishment of Liabilities

Pursuant to the contract between the Company and Riverbay Corporation regarding the maintenance of the energy conservation measures (EMC) associated with installed light bulbs and electrical system, the Company is responsible for the repairing or replacing of the bulbs over the life of the 10 year contact that began August 2011. The bulb supplier has warranted the bulbs for 100,000 hours. Accordingly, the Company has computed that the best estimate of the potential liability for maintenance to be approximately $90,000, which was accrued as of September 30, 2013.

In August 2013, an agreement was entered into among the Company and Watz Enterprises, L.L.C., Mark Deleonardis and their affiliates (collectively, the “Watz Affiliates”) pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of the Company’s common stock, in consideration for the Company paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013. As of November 19, 2013, approximately $23,000 has been paid to the Watz Affiliates. Pursuant to the agreement outstanding claims and liabilities in the amount of $396,000 on the Company’s books have been written off and recorded as a gain on settlement of debt in the amount of $352,600.

In August 2013, an agreement was entered into between the Company and John Morra and his affiliates (collectively, the “Morra Affiliates”) pursuant to which the Morra Affiliates agreed to settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Morra Affiliates in return for the Company paying the Morra Affiliates a sum of $1 and granting Morra piggy back registration rights for the balance of its shares acquired by the Morra Affiliates in connection with the merger of the Company and GEM in August 2010 (the “Merger”). The Company paid the Morra Affiliates a sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $268,504 on the Company’s books have been written off and recorded as a gain on settlement of debt.

In August 2013, an agreement (the “FPF Agreement”) was entered into among the Company and Jay Ennis, Financial Partners Funding, LLC (“FPF”) and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Ennis Affiliates, in consideration for the Company paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option (each as defined below) and any other agreement among the Company and the Ennis Affiliates in consideration for the Company issuing to FPF 1,000,000 shares of the Company’s common stock with piggy back registration rights. The Company paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on the Company’s books have been written off and recorded as a gain on settlement of debt.

Note 4. Issuance of the Option, Stock-Based Compensation and Exercise of Warrants

Option Formerly Issued to Financial Partners Funding, LLC

On March 3, 2011 (the “Effective Date”), GEM entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC, a Florida limited liability company (“FPF”). Pursuant to the Commitment Letter, FPF agreed to commit up to $200,000,000 in equipment leases to finance third-party purchases of GEM’s lighting and Airlock products, subject to certain funding conditions, including FPF’s due diligence and approval of the third party lessees. FPF had an exclusive right to finance such third-party purchases of GEM’s products, however, GEM has the right to hold discussions with third-party financing entities. In the event that GEM was offered financing on better terms than those offered by FPF, FPF had the right of first refusal to offer financing on similar terms. FPF has no obligation to finance any particular transaction or proposed lease.

As required under the Commitment Letter, on June 27, 2011, the Company issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitles FPF to purchase up to 15% of our then outstanding common stock (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”).  As of September 30, 2013, FPF had the right to exercise the Option to purchase approximately 7,800,000 shares of our common stock, assuming 100% of the Option was exercised.  Because the Option was fully vested and non-forfeitable at the time of grant, the fair value of the Option was measured and expensed on the date of grant pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services).

As disclosed in Note 3 under “Commitments and Contingencies — Other Commitments and Agreements”, FPF agreed to terminate the Commitment Letter and the Option and any other agreement among the Company and the Ennis Affiliates in consideration for the Company issuing to FPF 1,000,000 shares of the Company’s common stock with piggy back registration rights. The Company anticipates issuing the shares to FPF during the fourth quarter of 2013.

Issuance of Shares to Directors

In February 2012, GEM adopted a board resolution that it would issue $2,000 worth of shares of our common stock to each board member in order to compensate such board members for attending the board meetings.  Pursuant to the Board’s action, during the first quarter of 2013 we granted a total of 40,000 shares to our directors with a fair value of $4,000; however these shares have not yet been issued by our transfer agent.  The fair value of these shares has been recorded as stock-based compensation expense in the six months ended September 30, 2013.

Appointment of New Chief Financial Officer

Effective as of October 11, 2013, the Board of Directors (the “Board”) of the Company appointed David Selig as the new Chief Financial Officer (and Principal Account Officer) of the Company.  In connection with Mr. Selig’s appointment, the Company entered into an agreement with S&A pursuant to which S&A will receive compensation for the services provided by Mr. Selig to the Company.  Selig & Associates (“S&A”) is a New York tax representation and advocacy firm, representing businesses before the Internal Revenue Service, founded by Mr. Selig.  Under the agreement S&A will receive cash compensation of $15,000 per calendar quarter (or pro-rata thereof for such shorter period), commencing September 1, 2013, and a grant of 600,000 restricted shares of the Company’s common stock with a fair value of $60,000 which was recorded to expense during the third quarter of 2013.  The shares will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.

Note 5. Derivative Instruments

During 2012 we issued instruments that require liability classification under ASC 815.  These instruments are measured at fair value at the end of each reporting period.

On June 18, 2013, Water Tech World Wide exercised is 19,035,638 derivative warrants in a cashless exercise of stock. The value of the derivative liability associated with the warrants on that date was $1,332,360, which was extinguished through Additional Paid In Capital. The value was calculated using the Black-Scholes model based upon the following assumptions: expected volatility of 412.27%, discount rate of 0.66%, expected life of 2.54 years and no dividends.

On September 30, 2013, the fair value of the derivative liability was $584,403, which was calculated using the Black-Scholes model based upon the following assumptions: expected volatility of 432.11%, discount rate of 0.33%, expected life of 2.25 years, and no dividends.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2012			$474,203	$474,203
Change in fair value of derivative liability	--	--	1,442,560	1,442,560
Extinguishment of derivative liability	--	--	(1,332,360)	(1,332,360)
Derivative liability as of September 30, 2013	--	--	$584,403	$584,403

Note 6. Related Party Transactions and Debt Repayment

During the nine months ended June 30, 2013, we borrowed $33,500 from related parties and repaid $10,000 of the borrowed amount.  In addition, a $310,000 note payable to a consultant of our Company and a related party dated December 31, 2012, initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the nine months ended June 30, 2013.  During the same period, we also repaid $281,278 of the principal and $13,722 of accrued interest on this note.

As of September 30, 2013, the balance of notes payable to related parties, including advances, was $787,092.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

During the nine-month period ended September 30, 2013, we also repaid $50,000 of the principal and $1,666 of accrued interest on a note previously issued to an unrelated third party on December 31, 2012.

Note 7. Subsequent Events

On October 10, 2013, Peter Barrios, our former Chief Financial Officer, resigned from his position, as a result of him no longer being able to devote the level of commitment necessary to carry out his duties with us.  Mr. Barrios’ resignation was effective as of October 5, 2013.

Effective as of October 11, 2013, the Board appointed David Selig as the new Chief Financial Officer (and Principal Account Officer) of the Company.  In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which S&A will receive compensation for the services provided by Mr. Selig to us.  S&A is a New York tax representation and advocacy firm, representing businesses before the Internal Revenue Service, founded by Mr. Selig.  Under the agreement S&A will receive cash compensation of $15,000 per calendar quarter (or pro-rata thereof for such shorter period), commencing September 1, 2013, and a grant of 600,000 restricted shares of our common stock, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.

Effective as of October 17, 2013, the Board elected Thomas Spinelli as a director of our Company, effective immediately, and appointed Mr. Spinelli as our new Chairman of the Board.  In connection with Mr. Spinelli’s appointment, Ron Ulfers, Jr. resigned from his position as our Chairman of the Board, effective immediately, but will continue to serve on the Board.  Consistent with our Board compensation policy, Mr. Spinelli will receive (i) a grant of $2,000 worth of restricted shares of our common stock in connection with his election as a director, and (ii) an annual grant of $2,000 worth of restricted shares of our common stock for his services to the Board.

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

Company Overview

We are a full service energy management company based in New York, New York.  In late 2010 and early 2011 we underwent a significant shift in our business strategy away from the Southside’s former contracting business to the new business strategy of Energy Efficiency products and system (as discussed below).  As a result, all of our resources have been devoted to procuring new contracts pursuant to the new strategy.  However, due to our constrained resources, we have been unable to progress with our existing Energy Efficiency and energy management projects as quickly as we had previously hoped.  As we continue to proceed with our new business strategy, we hope to enter into additional Energy Efficiency agreements in the fourth quarter of 2013 and 2014 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with our existing projects, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We currently use commissioned sales representatives to market our products and services. Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the Water Management technology which utilizes water reduction techniques (collectively, “Energy Efficiency”).  We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.  For more information, see “Item 1. Business — Key Customers and Contracts” contained in our Annual Report.

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

After 2 years of proof of concept usage of the Water Management technology, the installation of a water conservation valve at 120 Elgar Place, Co-Op City, Bronx, NY has proven quantifiable savings to Riverbay in the amount of 8%, annualized.  The determination of proven savings has caused Riverbay and Co-Op City to order a change to the existing agreement with GEM, extending the agreement by 3 more years and giving GEM the authorization to install 12 additional water conservation valves at the Co-Op City complex.  The baseline annual water bill for the selected buildings is approximately $16,000,000.  Based on the forward projections of equal performance of valves on the new installations, we expect annual savings to Riverbay to equal approximately $1,080,000, to be shared on a 50%/50% basis between us and Riverbay.  We expect the new installations to begin in the fourth quarter of 2013, and revenue streams from the shared savings to be accretive to us in the first quarter of 2014.

Our technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product, while the water management system can effectively reduce consumption and sewage by as much as 20%.  The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives.  With the exception of one structure, the Water Management technology was installed simultaneously and is being monitored for its effectiveness. As summarized above, the results of efficacy testing at 120 Elgar Place, Co-Op City, Bronx, NY have proven quantifiable savings to Riverbay in the amount of 8%, annualized, with these savings being attributed to the performance of the Water Management technology installed in 2011. We generally install all of our clean technology at our cost and share the savings with the owner of the project.  The savings revenues vary from product to product but we generally expect to receive at least 50% of the savings.

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

Recent Developments – Operations

Management Changes

On October 10, 2013, Peter Barrios, our Chief Financial Officer, informed us of his intention to resign from his position, as a result of him no longer being able to devote the level of commitment necessary to carry out his duties with us.  Mr. Barrios’ resignation was effective as of October 5, 2013.

Effective as of October 11, 2013, our Board of Directors appointed David Selig as our new Chief Financial Officer (and Principal Account Officer).  Since 2006, Mr. Selig has been a federal tax practitioner and the founder of Selig & Associates, a New York tax representation and advocacy firm, representing businesses before the Internal Revenue Service.

Effective as of October 17, 2013, the Board elected Thomas Spinelli as a director of the Company, effective immediately, and appointed Mr. Spinelli as the Company’s new Chairman of the Board.  In connection with Mr. Spinelli’s appointment, Ron Ulfers, Jr. resigned from his position as the Company’s Chairman of the Board, effective immediately, but will continue to serve on the Board.

Settlement and Release Agreements

In August 2013, the Company entered into a Settlement and Release Agreement with Watz Enterprises, L.L.C., Mark Deleonardis and their affiliates (collectively, the “Watz Affiliates”) pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of the Company’s common stock, in consideration for the Company paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013. As of November 19, 2013, approximately $23,000 has been paid to the Watz Affiliates. Pursuant to the agreement outstanding claims and liabilities in the amount of $396,000 on the Company’s books have been written off and recorded as a gain on settlement of debt in the amount of $352,600.

In August 2013, the Company entered into a Settlement and Release Agreement with John Morra and his affiliates (collectively, the “Morra Affiliates”) pursuant to which the Morra Affiliates agreed to settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Morra Affiliates in return for the Company paying the Morra Affiliates a sum of $1 and granting Morra piggy back registration rights for the balance of its shares acquired by the Morra Affiliates in connection with the merger of the Company and GEM in August 2010 (the “Merger”). The Company paid the Morra Affiliates a sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of approximately $268,804 on the Company’s books have been written off.

In August 2013, the Company entered into a Settlement and Release Agreement (the “FPF Agreement”) with Jay Ennis, Financial Partners Funding, LLC (“FPF”) and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Ennis Affiliates, in consideration for the Company paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option (each as defined below) and any other agreement among the Company and the Ennis Affiliates in consideration for the Company issuing to FPF 1,000,000 shares of the Company’s common stock with piggy back registration rights. The Company paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on the Company’s books have been written off and recorded as a gain on settlement of debt. The Company anticipates issuing the shares to FPF during the fourth quarter of 2013.

Recent Developments – Financings

In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with GEM for the Co-Op City project to extend the original agreement by three years.  We quantified our portion of the water savings from the date of the original installation through September 30, 2013 of approximately $40,232.  At the end of the additional three year extension, our water valves used in the Co-Op City project will become the property of Riverbay Corporation.

In the nine months ended September 30, 2013 we borrowed an additional $50,000 from related parties for working capital purposes and also repaid $50,000 of borrowed amounts.

Results of Operations

Three and nine months ended September 30, 2013 as compared with the three and nine months ended September 30, 2012

Revenue earned for the three and nine months ended September 30, 2013 was $200,000 and $835,440, respectively, as compared to contract revenue earned of $55,546 and $212,657 for the three and nine months ended September 30, 2012, respectively.  All of the revenue earned during the first nine months of 2013 was derived from our new Energy Efficiency and energy management business.  Revenue earned increased $144,454 and $622,783 for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The substantial increase in revenue earned during the first three and nine months of 2013 as compared to the same periods in 2012 was primarily due to monetizing the balance of the Energy Efficiency lighting agreement with Riverbay Corporation for Co-Op City for a total of $992,226 less amounts received before the closing date of the agreement.

Cost of revenue earned was $60,000 and $457,687, or 3% and 54.80%, respectively, of our revenue earned for the three and nine months ended September 30, 2013, respectively, as compared to $24,209 and $58,461, or 43.58% and 27.49%, of our revenue earned for the three and nine months ended September 30, 2012, respectively.  Cost of revenue earned in the first and second quarters of 2013 and 2012 was related to our Energy Efficiency and energy management businesses and includes the amortization of the cost of the project.  Gross profit for the three and nine months ended September 30, 2013 was $140,000 and $377,753, respectively, as compared to $31,337 and $154,196 for the three and nine months ended September 30, 2012, respectively.  The increase in gross profit in the three months and nine months ended September 30, 2013 is attributable to higher revenues achieved during the three and nine months ended September 30, 2013, as compared to the same periods in 2012.  Cost of revenue for 2013 and 2012 included amortization of project costs and installation.

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 were $304,644 and $876,328, respectively, as compared to the selling, general and administrative expenses of $309,694 and $1,379,435, respectively, for the same periods in 2012.  The decrease of $5,050 for the three months ended September 30, 2013, as compared to the same period in 2012 is primarily attributable to an increase in insurance expense of $70,164,  The decrease of $503,107 for the nine months ended September 30, 2013, as compared to the same period in 2012 is primarily attributable to a decrease in salaries and compensation expenses of $188,542, a decrease of $218,602 in consulting expenses, a decrease of $161,717 in payroll taxes and a decrease of $434,502 in professional legal and accounting expenses.

Our operating income (loss) for the three and nine months ended September 30, 2013 was $(165,664) and $(501,632), respectively, as compared to an operating loss of $(289,937) and $(1,259,978) for the three and nine months ended September 30, 2012, respectively.  A decrease in the operating loss for the three and nine months ended September 30, 2013 is primarily attributable to an increase in our revenues as a result of us monetizing the Energy Efficiency lighting agreement with Riverbay Corporation for Co-Op City for a total of $992,226 less amounts received before the closing date of the agreement.

Interest expense, net, for the three and nine months ended September 30, 2013 was $7,622 and $350,065, respectively, as compared to $16,586 and $47,750, respectively, for the same periods in 2012.  Interest expense, net, for the nine months ended September 30, 2013 substantially increased as a result of us obtaining loans from related parties during the nine months ended September 30, 2013, which were used partially to fund our overhead expenses (of which $281,278 was repaid during the nine months ended September 30, 2013), and interest awarded as part of an arbitration award to our former chief financial officer, in addition to the amortization of a $310,000 debt discount during the nine months ended September 30, 2013.

(Loss) on derivative liability for the three and nine months ended September 30, 2013 was $(257,086) and $(1,442,561), respectively, as compared to $0 for each of the same periods in 2012.  The increase of income on derivative liability of $(257,086) and $(1,442,561), respectively, is due to calculating the fair value of the derivative liabilities associated with the warrants issued as additional consideration to the notes payable to related parties (Water Tech).  See Note 5 in the footnotes to our condensed consolidated financial statements included herein for further information.

We incurred a net income (loss) of $1,004,732 and $(859,154) for the three and nine months ended September 30, 2013, respectively, as compared to a net (loss) of $(306,523) and $(1,307,728) for the three and nine months ended September 30, 2012, respectively.  The net income for the three months ended September 30, 2013 and a decrease to our net loss for the nine months ended September 30, 2013 was attributable to the factors discussed above.  The net income (loss) per share, basic and diluted, was $0.02 per share for the three months ended September 30, 2013, as compared to a net (loss) $(0.01) per share for the three months ended September 30, 2012.   The net (loss) per share, basic and diluted, was $(0.02) for the nine months ended September 30, 2013, as compared to a net (loss) of $(0.03) per share for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had a negative working capital of $3,775,043, as compared to a negative working capital of $4,890,939 at December 31, 2012.  The decrease in working capital is primarily due to amortization of our assets, debt discount and an increase in accrued expenses. We had $104,153 in cash at September 30, 2013, as compared to $49,147 at December 31, 2012.  The increase in cash is attributable to payments received for previous years water savings negotiated settlement of $100,000 annual.

During 2011, we began the new strategy of Energy Efficiency and energy management.  We have completed electrical and water valve contracts with Riverbay and started to collect on the energy savings generated by the electrical contract.  In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with Riverbay to extend the original agreement with respect to the installation of the water valves by three years.  On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,226 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to monetize total projected revenues of approximately $1,900,000 under the Riverbay Agreement in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all post-installation warranty work, obligations, liabilities, claims and expenses required under the Riverbay Agreement.  In April 2013 we received $456,798, the balance due under the Assignment Agreement.

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) 2 warrants entitling Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share (the “First Warrant”) and 2,337,707 shares of Common Stock at an exercise price of $0.01 per share, respectively (subject to protection for the investor in the event we issue more shares prior to the exercise of the warrants), for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech), and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant entitling the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share, for gross proceeds of $50,000 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2012 and September 30, 2013.

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

As of November 1, 2013, we had cash of approximately $104,153 and no trade receivables.  These funds are not sufficient to satisfy our prior outstanding obligations, including our expenses and deferred salaries of our employees.  Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable.  As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2012 consolidated financial statements.  Please also see below under “Going Concern” for the factors on which our ability to continue our existence and our continuing efforts to implement our new business strategy will depend on.  The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated a small amount of revenue in the first three and nine months of 2013 and we have a working capital deficit of $3,775,043 as of September 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the nine months ended September 30, 2013, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

Summary of Significant Accounting Policies and Estimates

There are no material changes from the significant accounting policies or estimates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2012 financial statements included in our Annual Report.  Please refer to our Annual Report for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2013.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2013, we had a working capital deficit of $3,775,043 and for the nine months ended September 30, 2013, we incurred a net loss of $859,154.  As of November 1, 2013, we had cash of $104,153.  Notwithstanding us borrowing $367,500 via the issuance of two promissory notes, during the year ended December 31, 2012, including $337,500 borrowed from an affiliate of a director of our Company, receiving the balance due to us under the Assignment Agreement and closing the Preferred Stock Financing, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The unaudited financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2012 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

GEM continues to be in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender.  As of June 30, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the notes was due on March 31, 2012 and June 30, 2012, respectively. The notes were not extended and are currently in default. This balance was outstanding at September 30, 2013 and December 31, 2012.  As of September 30, 2013, the balance of notes payable to related parties, including advances, was $141,626.  Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In July 2013, Riverbay Corporation approved Change Order #1 to the original agreement signed with GEM for the Co-Op City project to extend the original agreement by three years.  Our Board of Directors quantified our portion of the water savings from the date of the original installation through September 30, 2013 of $40,232.03.

In August 2013, the Company entered into a Settlement and Release Agreement with the Watz Affiliates pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of the Company’s common stock, in consideration for the Company paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013. As of November 19, 2013, approximately $23,000 has been paid to the Watz Affiliates.

In August 2013, the Company entered into a Settlement and Release Agreement with the Morra Affiliates pursuant to which the Morra Affiliates agreed to settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Morra Affiliates in return for the Company paying the Morra Affiliates a sum of $1 and granting Morra piggy back registration rights for the balance of its shares acquired by the Morra Affiliates in connection with the merger of the Company and GEM in August 2010.

In August 2013, the Company entered into a Settlement and Release Agreement with the Ennis Affiliates pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against the Company, including any outstanding Company payables to the Ennis Affiliates, in consideration for the Company paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option (each as defined below) and any other agreement among the Company and the Ennis Affiliates in consideration for the Company issuing to FPF 1,000,000 shares of the Company’s common stock with piggy back registration rights.  The Company anticipates issuing the shares to FPF during the fourth quarter of 2013.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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
Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012 Exhibit 3(i)(1)

4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1
10.1	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.2	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.3	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.20

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
10.4	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20
10.5	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.6	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22
10.7	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23
10.8	Line of Credit Agreement dated as of March 31, 2012 by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.26
10.9	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
10.10	8% Secured Promissory Note, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit A
10.11	Common Stock Purchase Warrant, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit B
10.12	Common Stock Purchase Warrant (2nd Warrant), dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit C
10.13	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates	*
10.14	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Jay Ennis, Financial Partners Funding, LLC and their affiliates	*
10.15	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and John Mora and his affiliates	*
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document.	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†	Management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Quarterly Report.
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

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: November 19, 2013	By:	/s/ John Tabacco
	Name:	John Tabacco
	Title:	Chief Executive Officer

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: November 19, 2013	By:	/s/ David Selig
	Name:	David Selig
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)