Form 10-K
period 2013-12-31
Green Energy Management Services Holdings, Inc.
filed 2014-05-13
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-33491

  Green Energy Management Services Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 7th Ave, 39th Floor New York, NY	10123
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (212) 974-3435

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2013, was approximately $2.67 million.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the registrant’s common stock.

As of May 9, 2014, the registrant had outstanding 64,189,569 shares of common stock, $0.0001 par value.

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

•
through the beneficial ownership of (i) approximately 9.8% of shares of our common stock outstanding as of March 25, 2014, by a member of our Board, and (ii) shares and warrants held by an affiliate of one of our directors, which if fully exercised would result in such director beneficially owning approximately over 32.2% of shares of our common stock then outstanding, our management and Board of Directors (the “Board”) have the ability to influence the election of our directors and the outcome of matters submitted to our stockholders;

•
we are subject to the information and reporting requirements of federal securities laws, and compiling with these requirements will divert resources that we might have used in other aspects of our business;

•	our ability to establish and maintain an effective system of internal control over financial reporting;

•	as a result of us having become a public company by means of a reverse merger transaction, we may not be able to attract the attention of major brokerage firms;

•	a decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations;

•	we do not expect to pay dividends in the foreseeable future;

•	there is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained;

•	our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares;

•	offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

•	we may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay; and

•
our assumptions regarding the federal tax consequences of the 2006 asset sale and our assumption that we will not have to pay Texas franchise tax as a result of the closing of the sale may be inaccurate.

2

The above-mentioned factors are described in further detail in Item 1A of this Annual Report under the section captioned “Risk Factors” set forth below.  You should assume the information appearing in this Annual Report is accurate only as of December 31, 2013 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date.  Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 1. Business

Organizational History

We were incorporated pursuant to the laws of the State of Delaware in December 1996 under the name “Citadel Security Software Inc.”  We changed our name to “CDSS Wind Down Inc.” on December 12, 2006 following a sale of substantially all of our assets to McAfee, Inc. on December 4, 2006 (the “McAfee Transaction”).  Following the McAfee Transaction, we had no active business operations.  On March 29, 2010, we entered into a Merger Agreement (as amended, the “Merger Agreement”) with GEM and our newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”).  On August 20, 2010, pursuant to the terms of the Merger Agreement, the Merger Sub merged with and into GEM (the “Merger”) and GEM, as the surviving corporation, became our wholly-owned subsidiary.  As a result of the Merger, we succeeded to the business of GEM as our sole line of business and changed our name to “Green Energy Management Services Holdings, Inc.”

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

Business Overview

We are a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system (as discussed below).  We currently use commissioned sales representatives to market our products and services.  Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”).  We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.  Riverbay Corporation (“Riverbay”), which operates the Co-op City, is our only material customer as of December 31, 2013.  See “Key Customers and Contracts” below.  As we proceed with our Energy Efficiency business, we hope to enter into sales agreements with new customers in the 2014 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from existing partners, as well as progress with the Co-op City project, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We offer our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to us mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water management system solutions (the “Water Management Technology”).  For the energy saving lighting products market, we provide energy efficient lighting units and services to end users who utilize substantial quantities of electricity.  Our energy managing products and services are primarily sold to municipal and commercial customers.   For the water conservation technology market, we provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them water valve technology, which has the ability to reduce residential and commercial water usage.  We generally install all of our clean technology at our cost and our revenues are derived from the shared savings with the owner of the project.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency.

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

After 2 years of proof of concept usage of the water management technology, the installation of a water conservation valve at 120 Elgar Place, Co-Op City, Bronx, NY has proven quantifiable savings to Riverbay in the amount of 8%, annualized.  The determination of proven savings has caused Riverbay and Co-Op City to order a change to the existing water management agreement with GEM, extending the agreement by 3 more years and giving GEM the authorization to install 12 additional water conservation valves at the Co-Op City complex.  At the end of the additional three year extension, our water valves used in the Project will become the property of Riverbay.  The baseline annual water bill for the selected buildings is approximately $16,000,000.  We will share annual savings with Riverbay on a 50%/50% basis.  In February 2014, Riverbay approved and signed Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.  If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project.

Our technology reduces electricity usage by as much as 50% - 70% depending on the lighting replacement product, while the water management system can effectively reduce consumption and sewage by as much as 20%.  The lighting products were successfully installed in Co-op City’s eight parking garages in the summer of 2011 and are meeting or exceeding savings objectives.  With the exception of one structure, the Water Management Technology was installed simultaneously and is being monitored for its effectiveness, as discussed in more detail below.  As summarized above, the results of efficacy testing at 120 Elgar Place, Co-Op City, Bronx, NY have proven quantifiable savings to Riverbay in the amount of 8%, annualized, with these savings being attributed to the performance of the Water Management Technology installed in 2011. We generally install all of our clean technology at our cost and share the savings with the owner of the project.  The savings revenues vary from product to product but we generally expect to receive at least 50% of the savings.

Product Applications

We currently utilize a wide variety of available Energy Efficiency solutions through the course of our business.  We are presently in the process of introducing into the market our entire line of products.  In the Energy Efficiency area, the most widely used products are the induction light bulb and the light-emitting diode (“LED”) light fixture.  Our fees are generated from either the upfront costs of installation or under our shared savings energy management contracts.

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

Key Customer and Agreements

Riverbay Agreements

   On November 2, 2010, we entered into a Sales and User Agreement (the “Riverbay Lighting Agreement”) to provide energy management lighting installation and services to Riverbay, the management company of Co-op City, located in Bronx, a borough of New York City.  The Riverbay Lighting Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City.  Project inception was subject to final approval from the New York State Energy Research and Development Authority (“Nyserda”) under the American Recovery and Reinvestment Act, which was obtained in March 2011.  The Riverbay Lighting Agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion occurred during the third quarter of 2011.  Pursuant to the Riverbay Lighting Agreement we have received $800,000 to date, based upon meeting certain installation milestones, from a grant received by Riverbay from Nyserda.  Under the Riverbay Lighting Agreement, we are responsible for the repairing or replacing of the bulbs over the life of the 10 year contact. The bulb supplier has warranted the bulbs for 100,000 hours.  Accordingly, we have computed that the best estimate of the potential liability for maintenance to be approximately $90,000, which was accrued as of December 31, 2013. Prior to us entering into the Assignment Agreement (as discussed below), we anticipated that during the term of the Riverbay Lighting Agreement we would receive approximately an additional amount of approximately $22,000 per month, to be adjusted based upon the actual savings on the project.

   On May 3, 2011, GEM entered into a Water Management Agreement (the “Riverbay Water Agreement”) with Riverbay to provide Water Management Technology to Riverbay.  The Riverbay Water Agreement entails GEM’s installation of proprietary water valves (the “Units”) in 13 residential structures in the Co-op City (the “Project”).  In consideration for the installation of the Units, during the term of the Riverbay Water Agreement, Riverbay agreed to remit to GEM 50% of the monthly cost savings achieved within the Project. We continue to monitor the status of the new water valve installation that was done to date within the Project.  Solely based upon our internal estimates, we hope to achieve monthly cost savings within the Project that would yield between $30,000-$60,000 to us.  We will continue to evaluate the data and will adjust our estimates accordingly.  All of the Units with the exception of one structure have been installed and we continue to evaluate the data to determine if additional water valves should be installed to achieve greater savings within the Project.  Such decision will be made in the second quarter of 2014.  There can be no assurance however that the monthly cost savings within the Project would yield such amounts and our share of the savings may vary to a substantial degree on a month-to-month basis.  The original Riverbay Water Agreement was for five years from the date of completion of installation of the Units.  Neither GEM nor Riverbay Corp. may terminate the Riverbay Water Agreement during its term except for “cause” (as defined in the Riverbay Water Agreement).  In July 2013, Riverbay approved Change Order #1 to the Riverbay Water Agreement to extend the agreement by three years.  We quantified our portion of the water savings from the date of the original installation through December 31, 2013 of approximately $600,000.  At the end of the additional three year extension, our water valves used in the Project were to become the property of Riverbay.  In February 2014, Riverbay approved Change Order #2 to the Riverbay Water Agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the Riverbay Water Agreement and that the installed water valves used in the Project were now a property of Riverbay.  The buyout amount was in addition to approximately $300,000 which we previously collected from Riverbay as our portion of the water savings through December 31, 2013.  If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Lighting Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to promptly monetize total projected revenues over the life of the Riverbay Lighting Agreement of approximately $1,900,000 in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Lighting Agreement.  Under the Assignment Agreement, as of December 31, 2012, GEM had received approximately $316,200 of the purchase price.  In April 2013 GEM received $456,798, the balance due under the Assignment Agreement (net of applicable fees and expenses).

For the year ended December 31, 2013, Riverbay accounted for 100% of our total contract revenue.  For the year ended December 31, 2012, Riverbay customer accounted for approximately 97% of our total contract revenue.

Other Agreements

In August 2013, we entered into a Settlement and Release Agreement with Watz Enterprises, L.L.C., Mark Deleonardis and their affiliates (collectively, the “Watz Affiliates”) pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of our common stock, in consideration for us paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013.  As of December 31, 2013, approximately $23,000 has been paid to the Watz Affiliates.  Pursuant to the agreement outstanding claims and liabilities in the amount of $396,000 on our books have been written off and recorded as a gain on settlement of debt in the amount of $396,600 for the fiscal year ended December 31, 2013.

In August 2013, we entered into a Settlement and Release Agreement with John Morra and his affiliates (collectively, the “Morra Affiliates”) pursuant to which the Morra Affiliates agreed to settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Morra Affiliates in return for us paying the Morra Affiliates a sum of $1 and granting Morra piggy back registration rights for the balance of its shares acquired by the Morra Affiliates in connection with the merger of the Company and GEM in August 2010 (the “Merger”).  We paid the Morra Affiliates a sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of approximately $272,396 on our books have been written off and recorded as a gain on settlement of debt in the amount of $272,396 for the fiscal year ended December 31, 2013.

In August 2013, we entered into an agreement with Jay Ennis, FPF and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Ennis Affiliates, in consideration for us paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) in consideration for us issuing to FPF 1,000,000 shares of our common stock with piggy back registration rights. The shares were granted specifically in consideration of cancelling the Option and the Commitment Letter, and not for cancellation of the debts due to the Ennis Affiliates. We paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on our books were written off and recorded as a gain on settlement of debt on our financial statements.  As of December 31, 2013, the 1,000,000 shares due to FPF for cancellation of the Option had not yet been issued by the transfer agent. The shares were subsequent issued in March 2014 and the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) were terminated.

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

We have manufacturing relationships with various vendors, including a manufacturer which is owned by our Chairman of the Board of Directors, to ensure adequate supply of products with favorable product pricing and transportation cost.  We also previously entered into a technology assignment (as more fully described below) with PMP Pool Maintenance Protection, Inc. (“PMP”) and Juan Carlos Bocos, pursuant to which we obtained the rights to certain technology utilized in certain water valves used in our Energy Efficiency solutions.

Sales & Marketing

With future funding, we plan to establish a formal sales and marketing team.  Presently, our internal sales force consists of our Chief Executive Officer and two consultants.  To date, we have marketed, with our existing management team, to a small group of large-scale electricity and power consumers through targeted sales.

We have also contracted with outside sales personnel as independent contractors to market to specific large-scale lighting and water consumers.  These contractors are compensated as a percentage of revenues or project profitability.  Such consulting, sales and marketing agreements include the following:

•
effective as of March 3, 2011, we entered into a Sales Agency Agreement (the “Sales Agreement”) with Energy Sales Solutions, LLC (“ESS”), an affiliate of FPF, pursuant to which ESS agreed to serve, on a non-exclusive basis, as our sales representative for the solicitation and acceptance of orders for our entire line of energy-efficient, lighting products and other products and services offered by us in the United States, Canada, and the Caribbean.  We agreed to pay ESS a commission of 10% of the gross sales of the products generated by or on behalf of ESS.

•
On September 29, 2010, GEM entered into a technology license agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, the inventor of the water management technology.  Effective as of February 23, 2012, we entered into a technology assignment agreement with PMP and Mr. Bocos, pursuant to which we acquired the rights to a patent application utilized in certain water valves used in our Energy Efficiency solutions.  Pursuant to the technology assignment agreement, GEM was to pay Mr. Bocos a monthly consulting fee of $8,000; however the parties continue their discussions and an agreement resolving all disputes between the parties has not yet been entered into.  Therefore, our title to the intellectual property covering the water valves may be subject to future claims challenging our ownership.

•
On October 1, 2013, we entered into a Consulting Agreement (the “Consulting Agreement”) with an affiliate of former Governor Patterson (the “Consultant”), pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services.  The effective date of the Consulting Agreement was September 1, 2013.  The Consulting Agreement will continue unless terminated by either party with prior written notice.  Under the terms of the Consulting Agreement, we agreed to pay the Consultant (i) $2,500 for the month of September 2013 and a quarterly cash payment of $15,000, in arrears, for each calendar quarter in which the Consultant provides such services to us, and (ii) a commission of 10% of the gross sales of the products generated by or on behalf of leads provided by the Consultant.  We also agreed to issue to the Consultant 100,000 shares of our restricted common stock for each of the 4 calendar quarters (or pro-rata thereof for a shorter period) in which the Consultant provides such services to us.  As of March 31, 2013, 200,000 shares have been accrued and will be issued to the Consultant in the immediate future.

•
In connection with the sale of 12 Units (as defined below) of our securities to Titanium Construction Services, Inc. (“Titanium”), effective as of November 20, 2013, we and Titanium entered into an Exclusive Joint Referral Partner Agreement (the “JRP Agreement”).  Pursuant to the JRP Agreement, we granted to Titanium an exclusive right to perform construction management services for us in the states of New York, New Jersey and Connecticut, and Titanium agreed to provide to us certain construction management services (including marketing expertise, introduction to business opportunities and energy efficiency programs, analysis of our industry and competitors, assistance in developing corporate partnerships relationships and development of a collaborative joint marketing program, and such other assistance and advise with respect to the services that Titanium is currently providing or may provide in the future as we may request (collectively, the “Services”).  As compensation for the Services, we agreed to pay Titanium a consulting fee in the amount of up to 10% of the Net Revenue (as defined in the JRP Agreement) we receive from the projects that we are directly introduced to by Titanium (excluding opportunities currently available to us).  In lieu of such fee, we may offer to Titanium the option, at its sole discretion, to receive the fee in the form of shares of our common stock for up to 20% of the fee.  The price per share of common stock shall be valued based on a 20% discount to the volume weighted average price during the 30 days preceding such payment date.  Titanium also agreed to pay us a sales fee not to exceed 10% of the net amount of revenues (as provided in the JRP Agreement) that Titanium receives from renovation, construction, development, construction management or other construction agreements that are entered into by Titanium as a result of a direct introduction by us (excluding opportunities currently available to Titanium).

Our technology team has focused marketing efforts through our comprehensive website as well as maintaining communications with existing and future customers.

We conduct research and development on our water conservation products as we continue to improve the water management system performance.  Pursuant to the PMP Agreement, we spent approximately $2,000 relating to the water conservation technology development in 2013.  None of our development expenditures are borne by our customers.

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

Competition

Currently, there are several competitors that offer energy management services.  Potential competitors could range from the vertically integrated, larger scale light manufacturers, such as General Electric Company and Osram Sylvania Inc., to small, local electrical contractors competing while working with their traditional clients.

Patents and Trademarks

On September 29, 2010, we entered into the PMP Agreement with PMP and Mr. Bocos, pursuant to which we acquired an exclusive royalty-free license to market and sell certain water valves utilized in our Energy Efficiency solutions (the “Technology”).  The Technology is designed to reduce the amount of air flowing through water pipes allowing a customer’s water meter to measure more precisely the exact amount of water used.  The PMP Agreement allows us to market and distribute exclusively and to sell and service the water valve products manufactured through the use of the Technology to customers within various territories within the United States and a number of foreign countries.  The PMP Agreement will be effective for as long as PMP or any assignee of PMP, retains any rights in the licensed technology and for so long as we pay Bocos the consulting fee provided for under the technology license agreement, which amounts to $8,000 per month.  Effective as of February 23, 2012, we entered into a technology assignment agreement with PMP and Mr. Bocos, pursuant to which we acquired the rights to a patent application utilized in certain water valves used in the Technology.  Pursuant to such agreement, GEM was to pay Mr. Bocos a monthly consulting fee of $8,000; however the parties continue their discussions and an agreement resolving all disputes between the parties has not yet been entered into.  Therefore, our title to the intellectual property covering the water valves maybe subject to future claims challenging our ownership.

We periodically evaluate the value of the Technology and adjust the value based upon periodic impairment analysis.  We evaluated the Technology for impairment as of December 31, 2012 and determined that the future expected undiscounted cash flows were insufficient for recoverability.  As such, the asset was deemed to be fully impaired as of December 31, 2012.  The impairment loss of $0 and $549,120 was recorded in our statements of income for the years ended December 31, 2013 and 2012, respectively.

Employees

As of March 31, 2014, we had 1 full-time employee, our Chief Executive Officer, who provides services to us as an employee at will, and 1 part-time employee, our Chief Financial Officer, who provides services to us pursuant to a consulting agreement entered into with Selig & Associates (“S&A”), a New York tax representation and advocacy firm.  GEM also has contracts for the services with independent consultants involved in Energy Efficiency, regulatory, accounting, financial and other disciplines, as needed.  Our sole employee is not represented by labor unions or covered by any collective bargaining agreement.  We believe that we have a good relationship with our sole employee.  We also currently utilize the services of two consultants.

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

We are an early stage company and have a limited operating history on which to base an evaluation of our business and prospects. We commenced our active operations in March 2010 following the merger with GEM, and in 2011 changed our business focus on the design, installation and servicing the Energy Efficiency industry.  In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company.  We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in revenues and expenses, competition, the general strength of regional and national economies, and governmental regulation.  Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects.  We may not succeed given the technological, marketing, strategic and competitive challenges we will face.  The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.  We have generated limited revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets.

Because we have a limited operating history, have yet to attain profitable operations and will need substantial additional financing to fund our businesses plan and operations, there is substantial doubt about our ability to continue as a going concern, and our ultimate success will depend upon our ability to raise additional capital.

The consolidated financial statements for the year ended December 31, 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2013, we had negative working capital of $4,305,962 at December 31, 2013, as compared to negative working capital of $4,890,939 as of December 31, 2012.  For the twelve months ended December 31, 2013, we incurred a net loss of $1,534,892, as compared to a net loss of $2,121,522 during the year ended December 31, 2012.  As of March 31, 2014, we had cash of approximately $5,656.  Notwithstanding us receiving $456,798, the balance due under the Assignment Agreement (net of applicable fees and expenses) in April 2013, raising $170,000 from the sale of 2 promissory notes in the aggregate principal amount of $170,000 and 1,700 shares of Series A Convertible Preferred Stock to certain investors, and receiving $280,000 in February 2014 in lieu of the balance due to date to GEM under the Riverbay Water Agreement for the work performed on the Project as of such date, because of our critical needs for cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2013 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

We rely on one customer for substantially all of our revenue, and the loss of or material reduction in the work performed for this customer would adversely affect our sales and operating results.

For the year ended December 31, 2013, one customer accounted for 100% of our revenue.  For the year ended December 31, 2012, the same customer accounted for approximately 97% of our revenue.  The loss of this customer, a significant reduction in the work performed for this customer, or, any serious financial difficulty of this customer, could have a material adverse effect on our revenue and results of operations.

Our success will depend on our ability to retain our managerial personnel and attract additional personnel.

Our success will depend largely on our ability to attract and retain managerial personnel.  Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff.  The loss of members of managerial or sales staff could have a material adverse effect on our future operations and on successful development of products and services for our target markets.  The failure to maintain our management, particularly John Tabacco, our Chief Executive Officer, President and a member of the Board, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.  Although we intend to provide incentive compensation to attract and retain key personnel, we cannot guarantee that these efforts will be successful.

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

Currently there are several companies focusing on providing energy-saving technologies and several companies that may provide water conservation technologies under long-term, fixed-price contracts.  Accordingly, the markets for our installation and maintenance services are highly competitive.  In the efficiency lighting contracting market, we compete with companies that service and/or sell LED and induction lighting equipment and services.  With the growth potential for LEDs and induction lighting based upon the potential for cost savings by our customers, we may face additional competition in the future.  In the water conservation market, we may compete in the future with companies that service and/or sell water conservation valves and services.  Many of our competitors have been engaged in these industries much longer than we have and possess substantially larger operating staffs and greater capital resources than we do.  Competitors could offer aggressive pricing for their services and claims of improved lighting and water conservation performance and Energy Efficiency.  Competitive pricing pressures could establish a rate of decline of our contracting services prices.

Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs, induction lighting and water valves in certain markets.

As more competition develops, we need to continue to utilize new products and provide innovative services that enable our customers to save on electrical costs and lighting-related maintenance and water usage.  Additionally, we anticipate that additional competition for these customers will result in pressure to lower the selling prices of our products and services.  This could mean lower prices for our products and services, reduced demand for our products and services and a corresponding reduction in our ability to recover engineering and overhead costs.  Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Recently, among other things, concerns over inflation, energy costs and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, highly variable business and consumer confidence and stagnant unemployment, have resulted in a very sluggish economic recovery and have threatened a return to the global recession that occurred from 2008 to 2012. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. The 2008-2012 worldwide financial and credit crisis may reoccur. Because the future of our business will depend on our ability to raise additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. In addition, many of our customers rely on external funding to complete their construction and renovation projects.  During the year ended December 31, 2013, our contract revenue earned increased by $819,189, or approximately 195%, as compared to the same period in 2012, due to a larger number of installed light fixtures and water valves, and resulting energy savings, under the agreements with Riverbay as compared to 2012.  Notwithstanding such increase in contract revenue earned, until we are able to generate significantly higher revenues and positive cash flow, we will need to obtain additional funding to cover our operating expenses and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Risks Relating to our Organization and our Common Stock

Two of our directors, together with their affiliates, beneficially own approximately 41.7% of our shares of common stock outstanding as of March 25, 2014, thereby giving our Board the ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Mr. Ronald Ulfers, Jr., a member of our Board, together with his affiliates beneficially owns approximately 6.2 million shares, which represents approximately 9.8% of our common stock outstanding as of March 25, 2014.  An affiliate of Dr. Robert Thomson, a member of our Board, beneficially owns over 32.2% of our shares of common stock outstanding as of March 25, 2014.  Therefore, two of our directors and their affiliates collectively beneficially own over 27.3 million shares, which represent over 41.7% of our common stock outstanding as of March 25, 2014.  As a result, these two stockholders have the ability to significantly influence the outcome of issues submitted to our stockholders.  The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and these stockholders may act in a manner that advances their best interests and not necessarily those of our other stockholders.  As a consequence, it may be difficult for investors to remove our management.  The ownership of these stockholders could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act for us.  If we fail to comply with the requirements of the Sarbanes-Oxley Act, then such deficiency may interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the over-the-counter market (the “OTC Market”) or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock and raising capital could me more difficult.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  Our management, including our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Exchange Act) as of December 31, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that the disclosure controls and procedures were not effective.  We have identified certain material weakness and other deficiencies in our internal control over financial reporting related to the Company’s lack of segregation of duties, failure to accrue for liabilities material to the financial statement, limited capability to interpret and apply accounting principles generally accepted in the United States and lack of formal accounting policies and procedures that include multiple levels of review.  Although we have implemented several measures to address such material weaknesses, we can provide no assurance, that our actions result in our disclosure controls and procedures being effective or will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our periodic reports.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures and therefore, internal control over financial reporting may not prevent or detect misstatements.  Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.  In addition, as a smaller reporting company with substantially limited resources, we can provide no assurances that we will be able hire additional personnel and implement additional measures in the future to improve our internal controls over financial reporting.

If we are unable to remedy these material weaknesses and deficiencies in our internal control over financial reporting, our business could be adversely impacted.  Continued effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed and investors could lose confidence in our reported financial information and raising capital could me more difficult.

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

Although our common stock is quoted on the OTC Market, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock.  Any market price is likely to be highly volatile.  Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or our the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline.  In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities.  Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

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

To date there has been a very limited trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  We anticipate having our common stock continue to be quoted for trading on the OTC Market, however, we cannot be sure that such quotations will continue.  We currently do not satisfy the initial listing standards of any national securities exchange and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange in the future.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  Furthermore, for companies whose securities are traded in the OTC Market, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (3) to obtain needed capital.

Our share price has been and may continue to be volatile.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results.  Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception of our industry, the activities of our customers and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the regions in which we conduct our business, changes in government regulation affecting our business, many of which are not within our control.

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations.  Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The filing of our Current Report on Form 8-K dated August 20, 20110 started the running of such one-year period.  Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

We may, in the future, issue additional shares of our common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended, authorizes the issuance of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred Stock is convertible into 500 shares of our common stock and 1,700 shares of Series A Convertible Preferred Stock were issued and outstanding as of the date of this Annual Report.  The Certificate of Incorporation authorize our Board to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock.  The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  We may value any common stock or preferred stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue additional shares of our preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation, as amended, authorizes us to issue shares of preferred stock in various series.  Each share of our Series A Convertible Preferred Stock is convertible into 500 shares of our common stock.  As of the date of this Annual Report, 1,700 shares of Series A Convertible Preferred Stock were issued and outstanding.  In addition, our Board has the authority to fix and determine the relative rights and preferences of our authorized but undesignated preferred stock, as well as the authority to issue shares of such preferred stock, without further stockholder approval.  As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred stock, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

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

If our stockholders sell substantial amounts of their shares of our common stock, or shares of our common stock underlying any outstanding warrants or preferred stock held by them, in the public market under Rule 144 or upon registration of such shares pursuant to an effective registration statement, or it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures.  At December 31, 2013, we believe we have no probable exposures.  To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected.  Significant judgment is required in determining our provision for income taxes.  In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain.  Our reported results may be subject to final examination by taxing authorities.  Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities.  The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in the offices of Selig & Associates, provided by our Chief Financial Officer, at 450 7th Ave, 39th Floor, New York, NY 10123.  We are utilizing this space at no charge.  We do not currently have a signed lease for this space.  We consider this facility to be suitable and adequate for the management and operation of our business.  We do not own any real property.

Item 3. Legal Proceedings

We are subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business.  While the results of any ultimate resolution cannot be predicted, as of December 31, 2013, it is the opinion of our management that any losses resulting from these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of December 31, 2013, we have paid $9,000 towards the amount of damages claimed by the plaintiff and the remainder is reflected in accounts payable.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued at December 31, 2012 and December 31, 2013.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock has been quoted on the OTC Market under the symbol GRMS since September 22, 2010.  Prior to September 22, 2010, our common stock was quoted on the OTC Market under the symbol CWDW.  As of March 25, 2014, there were approximately 690 holders of record of our common stock.  The last reported sales price of our common stock on May 9, 2014 was $0.05 per share.

The following table sets forth the closing/last prices of our common stock for the periods indicated, as reported by the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2013	High	Low
1st Quarter Ended March 31, 2013	$0.14	$0.02
2nd Quarter Ended June 30, 2013	$0.11	$0.05
3rd Quarter Ended September 30, 2013	$0.15	$0.04
4th Quarter Ended December 31, 2013	$0.13	$0.04

Year Ended December 31, 2012	High	Low
1st Quarter Ended March 31, 2012	$0.40	$0.03
2nd Quarter Ended June 30, 2012	$0.30	$0.07
3rd Quarter Ended September 30, 2012	$0.20	$0.08
4th Quarter Ended December 31, 2012	$0.17	$0.02

Dividend Policy

We did not pay any cash dividends in 2013 or 2012 fiscal years and currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business.  Our future dividend policy will depend on the requirements of financing agreements to which we may be a party.  Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans approved by our Board as of December 31, 2013.  Our members of the Board receive shares of our restricted common stock outside of any such plan and in accordance with our director compensation policy.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since January 1, 2013 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to a Satisfaction and Release Agreement that was entered in August 2013 into among us and Jay Ennis, Financial Partners Funding, LLC (“FPF”) and their affiliates, in March 2014 we issued to FPF 1,000,000 shares of our common stock with piggy back registration rights.

On October 1, 2013, we entered into the Consulting Agreement with the Consultant, pursuant to which, among other compensation, we agreed to issue to the Consultant 100,000 shares of our restricted common stock for each calendar quarter (or pro-rata thereof for a shorter period) during which the Consultant provides its services to us.  As of March 31, 2013, 200,000 shares have been accrued and will be issued to the Consultant in the immediate future.

Effective as of October 11, 2013, our Board of Directors (the “Board”) appointed David Selig as our new Chief Financial Officer (and Principal Account Officer).  In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which, among other compensation, commencing September 1, 2013, S&A will receive 600,000 restricted shares of our common stock, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.  As of March 31, 2013, approximately 350,000 shares have vested and accrued and will be issued to S&A in the immediate future.

Pursuant to our director compensation policy, our directors are entitled to an aggregate of 306,667 shares of our common stock as compensation for their services in such capacity for the 2013 fiscal year. These shares have a fair value of $26,000.  Such shares have not yet been issued as of the date of this Annual Report and we expect to issue these shares in the immediate future.

On February 8, 2014, we sold to a certain accredited investor 5 units of our securities (the “Units”) at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  Each Unit consisted of (i) a promissory note in the principal amount of $10,000 (collectively the “Note”), and (ii) 100 shares of our preferred stock, $0.0001 par value per share (the “Preferred Stock”, and together with the Notes, the “Securities”), with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the investor’s option, into 500 shares of our common stock without the payment of any additional consideration (the “Conversion Shares”).  As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of our Series A Convertible Preferred Stock (as described below).  We used the net proceeds of the sale of the Securities for general working capital.

The Note bears a 16.5% interest rate and matures 2 years from the date of issuance, provided that for each share of Preferred Stock that is converted by the investor pursuant to its terms, the outstanding principal amount of the Note shall be automatically reduced by an amount equal to (x) $100 for (y) each one (1) converted share of Preferred Stock.  The interest payable on the Note will accrue until the earlier of payment or conversion of the corresponding part of the shares of Preferred Stock and will be payable in cash, or at the discretion of the Investor, in shares of our common stock (the “Interest Shares”) at a conversion price of $0.20 per share (subject to adjustment as provided in the Note).  We may prepay at any time any portion of the principal amount of the Note.  The Note contains customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Note, together with any other amounts owing in respect thereof, to the date of such event of default, shall become immediately due and payable without any action on the part of the Investor.  The Conversion Shares and the Interest Shares have piggyback registration rights.

Prior to the sale of the Preferred Stock to the investor, on November 26, 2013, we filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware.  Pursuant to the terms of the Certificate of Designation, among other things:

•	we designated a series of its Preferred Stock as Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) and the number of shares so designated was 50,000;

•	the holders of Series A Convertible Preferred Stock are not entitled to any preferential payments by reason of their ownership thereof;

•
except as provided by law or by the other provisions of our Certificate of Incorporation, on any matter presented to our stockholders for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), the holders of Series A Preferred Stock are not entitled to vote on such matters (until their Series A Preferred Stock is converted into our common stock);

•	the holders of Series A Convertible Preferred Stock have conversion rights as summarized above; and

•
the number of shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock is subject to adjustment in the event of any change in the common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of common stock.

The sale of the securities described herein were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchaser of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the securities issued described above.  The purchaser of the securities represented and warranted, among other things, that it was an accredited investor within the meaning of Regulation D, that it had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in our Company and it had the ability to bear the economic risks of the investment, and that it had adequate access to information about our Company.

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

Company Overview

We are a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system (as discussed below).  We currently use commissioned sales representatives to market our products and services.  Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”).  We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.  Riverbay Corporation (“Riverbay”), which operates the Co-op City, is our only material customer as of December 31, 2013.  See “Key Customers and Contracts” in Item 1. Business above.  As we proceed with our Energy Efficiency business, we hope to enter into sales agreements with new customers in the 2014 fiscal year and secure additional business opportunities in the Energy Efficiency solutions market from new and existing partners, as well as progress with the Co-op City project, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

We offer our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to us mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water management system solutions (the “Water Management Technology”).  For the energy saving lighting products market, we provide energy efficient lighting units and services to end users who utilize substantial quantities of electricity.  Our energy managing products and services are primarily sold to municipal and commercial customers.   For the water conservation technology market, we provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them water valve technology, which has the ability to reduce residential and commercial water usage.  We generally install all of our clean technology at our cost and our revenues are derived from the shared savings with the owner of the project.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency.

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

Recent Developments – Operations

During the fourth quarter of 2013, we moved the location of our principal executive offices to 450 7th Ave, 39th Floor, New York, NY 10123.

Recent Developments – Financings

In February 2014, Riverbay approved and signed Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.

During the year ended December 31, 2013 we borrowed an additional $288,857 from related parties for working capital purposes and also repaid $385,000 of funds previously borrowed from related parties.  In the first quarter ended March 31, 2014 we did not borrow any additional funds from related parties for working capital purposes and repaid $150,000 of funds previously borrowed from related parties.

Effective as of November 20, 2013 (the “Effective Date”), we sold to a certain third party investor (the “Investor”) 12 Units at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $120,000.  Each Unit consists of (i) a Note in the principal amount of $10,000, and (ii) 100 shares of our Series A Convertible Preferred Stock, with each share of Series A Convertible Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the Investor’s option, into 500 shares of our common stock without the payment of additional consideration.  As a result, we issued to the Investor a Note in the principal amount of $120,000 and 1,200 shares of Series A Convertible Preferred Stock.  We used the net proceeds from the sale of the Units as general working capital.

On February 8, 2014, we sold to a certain accredited investor 5 additional Units at a purchase price of $10,000 per Unit for aggregate gross proceeds of $50,000.  As a result, we issued to this investor a Note in the principal amount of $50,000 and 500 shares of our Series A Convertible Preferred Stock.  We used the net proceeds of the sale of the Units for general working capital.  For a detailed description of the Note and the Series A Convertible Preferred Stock, please see the discussion above under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ― Recent Sales of Unregistered Securities.

Basis of Presentation

For a discussion of the basis of presentation of our consolidated financial statements included in Item 8 of this Annual Report see Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Receivables

We currently provide Energy Efficiency services to one customer.  Unsecured credit is extended based on an evaluation of such customer’s financial condition.  Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible.  Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Deferred Costs

We capitalize costs associated with contracts that will generate future revenues from energy savings.  These contracts will span between five and ten years.  These deferred costs are amortized as a component of cost of revenue over the life of the contract, using the straight-line method.

Concentration of Customers

For the year ended December 31, 2013, one customer accounted for 100% of our total contract revenue. For the year ended December 31, 2012, one customer accounted for approximately 97% of our total contract revenue. Based upon the change of our business strategy, we will seek to conduct business with customers in high energy cost metropolitan areas.

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. For the years ended December 31, 2013 and 2012, research and development costs were $29,425 and $0, respectively.

Warranty Costs

We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.

Results of Operations

Results of Operations for the years ended December 31, 2013 and 2012

Contract revenue earned for the year ended December 31, 2013 was $819,189 as compared to contract revenue earned of $277,457 for the year ended December 31, 2012. All of the contract revenue earned during 2013 and 2012 was derived from our Energy Efficiency and energy management business.  Revenue earned increased by $541,732 or approximately 195%, for the year ended December 31, 2013 as compared to the same period in 2012.  The revenue increase for the year ended December 31, 2013 was primarily due to us recognizing revenue related to the original installation of the water valves and the installation of one new water valve under the terms of the Riverbay Water Agreement as compared to the year ended December 31, 2012.  During the year ended December 31, 2013, we completed an aggregate of 2 contracts as compared to 3 during the year ended December 31, 2012.  Until its acquisition by GEM in May 2010, Southside primarily operated as a commercial and residential electrical contractor, and in light of GEM’s change in business strategy, GEM encountered significant difficulties in 2011and 2012 securing new business and adapting to its new Energy Efficiency solutions market.

Cost of revenue earned was $384,368, or approximately 47% of contract revenue earned for the year ended December 31, 2013, as compared to $116,878, or approximately 42% of our contract revenue for the year ended December 31, 2012. Cost of revenue earned for 2013 and 2012 was entirely related to our Energy Efficiency and energy management businesses and includes the amortization of the cost of the project over 120 months starting in the month the project was able to be billed.  Included in this amount were expenses related to repair and replacement of bulbs and cost of meter reading for determining the energy savings.  Gross profit for the year ended December 31, 2013 was $434,821, as compared to $160,579 for the year ended December 31, 2012.  The increase in gross profit in 2013 is attributable to higher contract revenues earned in 2013, as compared to the same period in 2012.

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 were $1,702,867 and $1,742,098, respectively.  The decrease of $39,231 for 2013, or approximately 2%, as compared to the same period in 2012 is primarily attributable to us not incurring any non-cash expenses related to issuing stock warrants for potential working capital, which we incurred in 2012, not incurring any rent expense in 2013, and decreases in consulting expenses of $235,296, offset by legal and accounting fees of $188,396, research and development expenses related to our water valve product of $29,425, salaries and benefits compensation of $199,103 and travel expenses of $19,056.

Impairment of intangible assets for the years ended December 31, 2013 and 2012 was $0 and $549,120, respectively.  The decrease is entirely attributable to the impairment loss of $549,120 related to our intangible assets recognized during the year ended December 31, 2012, which was recorded by us when we determined that the future expected undiscounted cash flows related to the intangible assets were insufficient for recoverability, with no such loss recognized during the year ended December 31, 2013.

Impairment of deferred project costs for the years ended December 31, 2013 and 2012 was $0 and $56,513, respectively.  The decrease is entirely attributable to writing off deferred project costs for certain projects that were determined to be unsuccessful in 2012 and not incurring those costs in 2013.

Operating loss for the year ended December 31, 2013 was $1,300,530 as compared to an operating loss of $2,134,717 for the year ended December 31, 2012.  The substantial decrease in our operating loss is primarily attributable to us not incurring warrant and stock based compensation expenses, which we incurred in 2012 as a result of issuing stock warrants for potential working capital.

Interest expense, net, for the years ended December 31, 2013 and 2012 was $396,142 and $113,308, respectively. Interest expense increased as a result of an increase in the principal amount borrowed under the loans obtained from related parties, in addition to the amortization of a debt discount during the year ended December 31, 2013.

Gain on settlement of liability to former officer for the years ended December 31, 2013 and 2012 was $0 and $243,953, respectively.  The decrease of $243,953 is entirely attributable to the settlement of outstanding liabilities owed by us to our former Chief Financial Officer incurred in 2012.

Gain on settlement of debt for the years ended December 31, 2013 and 2012 was $1,397,217 and $0 respectively.  The increase is substantially attributable to an approximately $1,400,000 settlement of outstanding liabilities owed by us to certain noteholders and their affiliates.  In addition, we also recognized a gain on settlement of accounts payable in the amount of $57,522 due to invoices paid directly to a vendor by an unaffiliated third party, which was the assignee under the Assignment Agreement.

Loss on derivative liability for the years ended December 31, 2013 and 2012 was $1,021,457 and $117,450, respectively.  The increase of $904,007 is due to the mark-to-market changes in the derivative liability, net of an approximately $1,300,000 extinguishment due to exercise of warrants, during the year ended December 31, 2013.  See Note 9 in the footnotes to the consolidated financial statements for further information.

We incurred a net loss of $1,534,892 for the year ended December 31, 2013 as compared to a net loss of $2,121,522 for the year ended December 31, 2012.  The decrease in our net loss in 2013 was attributable to the factors discussed above.  The net loss per share, basic and diluted, was $(0.03) per share for the year ended December 31, 2013 and $(0.05) per share for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had a negative working capital of $4,305,962, as compared to a negative working capital of $4,890,939 at December 31, 2012.  Cash was $15,102 as of December 31, 2013, as compared to $49,147 at December 31, 2012.  The decrease in cash is primarily attributable to the repayment of our debt, including debt held by related parties, and increased cost of contract revenue, offset by higher gross profit and net proceeds of our financings completed in 2013.

The decrease in working capital is primarily due to the amounts spent on installation and project costs as noted above, an increase in loans of $458,857, and accrued liabilities of approximately $575,992.

Effective as of November 20, 2013, we sold to an Investor 12 Units at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $120,000, consisting of a Note in the principal amount of $120,000 and 1,200 shares of Series A Convertible Preferred Stock.  On February 8, 2014, we sold to a certain accredited investor 5 additional Units for aggregate gross proceeds of $50,000.  As a result, we issued to this investor a Note in the principal amount of $50,000 and 500 shares of our Series A Convertible Preferred Stock.  We used the net proceeds from the sale of the Units as general working capital.

In February 2014, Riverbay approved Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.  The payment was made to us in February 2014.

In the year ended December 31, 2013 we borrowed an additional $288,857 from related parties for working capital purposes and also repaid $385,000 of funds previously borrowed from related parties.  In the first quarter ended March 31, 2014 we did not borrow any additional funds from related parties for working capital purposes and repaid $150,000 of previously borrowed funds from related parties.

As of March 31, 2014, we have cash of approximately $5,656 and trade receivables of approximately $84,512.  If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project.  We believe that we will be able to sustain our current level of operations for approximately the next twelve months with the funds that we currently have on hand and the collection of monthly revenue amounts under our the water management agreement with Riverbay.  However, these funds will be insufficient to fully implement our business plan, satisfy our prior outstanding obligations, including our expenses and deferred salaries of our employees.  Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2013 consolidated financial statements.

Reverse Stock Split

On October 15, 2012, we effected a 1-for-10 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”), which was previously approved by our Board of Directors and shareholders. Upon the effectiveness of the Reverse Stock Split, (i) every ten shares of our outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-10 basis, and (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased on a 1-for-10 basis.  Our common stock began trading on the OTC Market on a reverse split basis on October 16, 2012.  All of the share and per share numbers, share prices and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Green Energy Management Services Holdings, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Green Energy Management Services Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Management Services Holdings, Inc. and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Green Energy Management Services Holdings, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 12, 2014

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
Consolidated Balance Sheets

	For the Years Ended
	December 31,
	2013	2012
ASSETS
Current assets:
Cash & Equivalents	$15,102	49,147
Accounts receivable - trade	-	64,800
Prepaid expenses	46,515	73,119
Deferred project costs - current	33,431	33,431
Other current assets	6,000	6,000
Total current assets	101,048	226,497

Property and equipment-net	8,242	11,301
Deferred project costs	247,646	575,635
Total Non-Current Asses	255,888	586,936
Total assets	$356,936	813,433

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities:
Advances - related parties	28,500	27,500
Notes payable	41,786	59,746
Bridge loan payable - related parties, net of discount of $0 and $310,000, respectively.	979,157	739,400
Derivative liability	163,299	474,203
Accounts payable - trade	714,884	773,275
Other accrued liabilities	2,479,384	3,043,312
Total current liabilities	4,407,010	5,117,436

Long-term debt	120,000	-
Total liabilities	4,527,010	5,117,436

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000 shares authorized, 1,200 and 0 shares issued and outstanding on December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 65,418,448 and 44,585,243 shares issued and outstanding on December 31, 2013 and December 31, 2012, respectively	6,542	4,459
Additional paid in capital	20,856,120	19,189,382
Accumulated deficit	(25,032,736)	(23,497,844)
Total stockholders' deficit	(4,170,074)	(4,304,003)
Total liabilities and stockholders' deficit	$356,936	813,433

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012
Income:
Contract revenue	$819,189	$277,457
Cost of revenue	(384,368)	(116,878)

Selling, general and administrative expenses	(1,702,867)	(1,742,098)
Depreciation expense	(3,059)	(4,078)
Impairment of intangible assets	-	(549,120)
Research and development	(29,425)	-
Operating loss	(1,300,530)	(2,134,717)

Other income (expense):
Interest expense - net	(396,142)	(113,308)
Gain on settlement of liability to former officer	-	243,953
Gain on settlement of debt	1,397,217	-
Gain on settlement of AP	57,522	-
Other income	3,304	-
Loss on warrant liability	(274,806)	-
Loss on derivative liability	(1,021,457)	(117,450)
Net loss before income taxes	(1,534,892)	(2,121,522)
Income taxes	-	-
Net loss	$(1,534,892)	$(2,121,522)

Net loss per common share - basic and diluted	(0.03)	(0.05)

Weighted average number of common shares outstanding	55,320,854	44,557,503

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss for the year	$(1,534,892)	$(2,121,522)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,059	35,758
Bad debt expense	-	15,257
Impairment of intangible assets	-	549,120
Impairment of deferred project costs	-	56,513
Stock based compensation	97,500	6,000
Warrant-based compensation	197,482	-
Amortization of debt discounts	310,000	46,753
Gain on settlement of liability to former officer	-	(243,953)
Gain on settlement of debt	(1,397,217)	-
Gain on settlement of AP	(57,522)	-
Loss on derivative liability	1,021,457	117,450
Loss on warranty liability	274,806	-
Net change in assets and liabilities:
(Increase) decrease in contract receivables	64,800	(48,941)
(Increase) decrease in prepaid expenses	81,108	61,422
(Increase) decrease in deferred project costs	327,989	26,839
(Increase) in other current assets	-	4,300
(Increase) decrease in other assets	-	7,092
Increase (decrease) in accounts payable - trade	22,630	(135,565)
Increase in accrued liabilities	553,362	1,278,811
Net cash provided by (used in) operating activities	(35,438)	(344,666)

Cash flows from financing activities:
New borrowings	$170,000	$50,000
Borrowings under bridge loans from affiliates	288,857	367,500
Repayment of bridge loans from affiliates	(385,000)	(40,000)
Repayment of debt on notes	(72,464)	(38,983)
Net cash provided by financing activities	1,393	338,517

Net increase (decrease) in cash	(34,045)	(6,149)
Cash - beginning of year	49,147	55,296
Cash - end of year	$15,102	$49,147

Supplemental disclosure of cash flow information:
Cash payments for interest	$397,373	$48,335
Non-cash investing and financing activities:
Warrant cashless exercise	$1,879	$-
Extinguishment of derivative liability	1,332,360	-
Common Shares issued to cancel warrants	55	-
Debt discounts due to warrants issued with debt	-	356,753
Additions to related party debt due to payments made on behalf of the Company	23,500	10,000
Additions to prepaid insurance with debt	54,504	48,729

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Preferred		Common		Additional
	Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2011	-	-	44,397,743	4,440	19,183,401	(21,376,322)	(2,188,481)

Common stock issued as compensation for directors	-	-	187,500	19	5,981	-	6,000

Net loss for the year ended December 31, 2012		-	-	-	-	(2,121,522)	(2,121,522)

Balance as of December 31, 2012	-	-	44,585,243	4,459	19,189,382	(23,497,844)	(4,304,003)

Preferred stock issued with debt	1,200	-	-	-	-	-	-

Shares issued for warrant exercise	-	-	18,790,174	1,879	(1,879)	-	-

Shares issued for services	-	-	1,043,031	104	97,396	-	97,500

Shares issued to settle debt	-	-	451,133	45	41,434	-	41,479

Shares issued to cancel warrants	-	-	548,867	55	(55)	-	-

Extinquishment of derivative liability	-	-	-	-	1,332,360		1,332,360

Warrants issued for services	-	-	-	-	197,482	-	197,482

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,534,892)	(1,534,892)

Balance as of December 31, 2013	1,200	-	65,418,448	6,542	20,856,120	(25,032,736)	(4,170,074)

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
(Formerly CDSS Wind Down Inc. and Southside Electric Corporation, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Organization and Going Concern

Description of Business and Organization

Overview

Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred. to as the “Company”, “we”, “us” or “our”) was incorporated pursuant to the laws of the State of Delaware in December 1996.  We are a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system (as discussed below).   We currently use commissioned sales representatives to market our products and services.  Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.

We offer our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the current technologies available to us mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water management system solutions.  For the energy saving lighting products market, we provide energy efficient lighting units and services to end users who utilize substantial quantities of electricity.  Our energy managing products and services are primarily sold to municipal and commercial customers.   For the water conservation technology market, we provide our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them water valve technology, which has the ability to reduce residential and commercial water usage.  We generally install all of our clean technology at our cost and our revenues are derived from the shared savings with the owner of the project.  We purchase products from outside suppliers and utilize outside contractors to complete customer projects.  Industry participants focus on assisting clients to effectively maximize Energy Efficiency.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, we have generated minimal revenues, and we have a working capital deficit of $4,305,962 at December 31, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Company and GEM, its wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Customers

For the year ended December 31, 2013, one customer accounted for approximately 57.15% of our total contract revenue. For the year ended December 31, 2012, one customer accounted for approximately 97% of our total contract revenue.  Based upon the change of our business strategy, we will seek to conduct business with customers in high energy cost metropolitan areas.

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

Cost of revenue

Cost of revenue consists of amortized deferred project costs and other direct costs.

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

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. For the years ended December 31, 2013 and 2012, research and development costs were $29,425 and $0, respectively.

Warranty costs

We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of our common stock outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities, if any, were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. For the years ended December 31, 2013 and December 31, 2012, all common stock equivalents were anti-dilutive.

Recently Issued Accounting Pronouncements

We do not believe any recently issued accounting pronouncements issued by the FASB and the SEC will have a material impact on our present or future consolidated financial statements.

Note 3. Major Agreements

On November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay”), the management company of Co-op City, located in Bronx, a borough of New York City.  The Riverbay Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City.  Project inception was subject to final approval from the New York State Energy Research and Development Authority (“NYSERDA”) under the American Recovery and Reinvestment Act, which was obtained in March 2011.  The Riverbay Agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion occurred during the third quarter of 2011.  We received $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay.  Pursuant to the Riverbay Agreement, we are responsible for the repairing or replacing of the bulbs over the life of the 10 year contact. The bulb supplier has warranted the bulbs for 100,000 hours. Accordingly, the Company has computed that the best estimate of the potential liability for maintenance to be approximately $90,000, which was accrued as of December 31, 2013.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with a certain unaffiliated third party (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Lighting Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to promptly monetize total projected revenues over the life of the Riverbay Lighting Agreement of approximately $1,900,000 in order to provide GEM with immediate cash liquidity.  GEM will continue to be responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Lighting Agreement.  Under the Assignment Agreement, as of December 31, 2012, GEM had received approximately $316,200 of the purchase price.  In April 2013 GEM received $456,798, the balance due under the Assignment Agreement (net of applicable fees and expenses).

On May 3, 2011, GEM entered into a Water Management Agreement (the “Riverbay Water Agreement”) with Riverbay to provide Water Management Technology to Riverbay.  The Riverbay Water Agreement entails GEM’s installation of proprietary water valves (the “Units”) in 13 residential structures in the Co-op City (the “Project”).  In consideration for the installation of the Units, during the term of the Riverbay Water Agreement, Riverbay agreed to remit to GEM 50% of the monthly cost savings achieved within the Project. We continue to monitor the status of the new water valve installation that was done to date within the Project.  The original Riverbay Water Agreement was for five years from the date of completion of installation of the Units.  Neither GEM nor Riverbay Corp. may terminate the Riverbay Water Agreement during its term except for “cause” (as defined in the Riverbay Water Agreement).  In July 2013, Riverbay approved Change Order #1 to the Riverbay Water Agreement to extend the agreement by three years. At the end of the additional three-year extension, our water valves used in the Project were to become the property of Riverbay.  In February 2014, Riverbay approved Change Order #2 to the Riverbay Water Agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the Riverbay Water Agreement and that the installed water valves used in the Project became the property of Riverbay.  The buyout amount was in addition to approximately $300,000, which we previously collected from Riverbay as our portion of the water savings through December 31, 2013.

Please also see Note 8. Debt and Warrants Issuance and Note 14. Commitments and Contingencies.

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

During 2012, we determined that the future expected undiscounted cash flows were insufficient for recoverability.  As such, we recorded a $549,120 charged related to the impairment of this asset. At December 31, 2013 and 2012, respectively, the intangible assets were valued at zero.

Note 5. Property and Equipment

We record our property and equipment at cost and provide for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.  Office equipment is depreciated over a five year period. The detail of property and equipment at December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Computer equipment	$20,391	$20,391
Less: accumulated depreciation	(12,149)	(9,090)
	$8,242	$11,301

Depreciation expense was $3,059 and $4,078 for the years ended December 31, 2013 and 2012, respectively.

Note 6. Deferred Project Costs

We have incurred costs associated with our one water management agreement as of December 31, 2013. Cost items consist of materials and labor costs to purchase and install products purchased from outside vendors.  At December 31, 2013, the total costs incurred, net of 2013 amounts amortized and written off, totaled approximately $281,000, of which approximately $33,400 and approximately $247,600 were classified as current and long-term, respectively, on our consolidated balance sheets.  At December 31, 2012, the total costs incurred, net of 2012 amounts amortized and written off, totaled approximately $609,000, of which approximately $33,400 and approximately $575,600 were classified as current and long-term, respectively, on our consolidated balance sheets. Unsuccessful project costs are written off and recorded in cost of revenue earned.  During 2013 and in connection with the prepayment by Riverbay under the water management agreement, we amortized $284,160 of deferred project costs.  During 2012, we amortized approximately $34,000 of these costs to cost of revenue earned and wrote off approximately $57,000 of these costs upon our determination that certain projects would be unsuccessful.

Note 7. Debt, Warrants and Preferred Stock Issuance

Debt and Warrants Financing

During the second half of 2012, Water Tech World Wide, LLC (“Water Tech”) loaned $110,000 to the Company for working capital. In the fourth quarter 2012, Water Tech loaned an additional $200,000 to provide additional working capital and to partially pay down the obligation with our former CFO (as discussed below).

On December 31, 2012 (the “Effective Date”), we issued to (a) Water Tech (i) an 8% secured promissory note (the “1st Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), to formally document loans in aggregate amount of $310,000 that we received from Water Tech, and (b) a certain unaffiliated investor (the “Investor”) (i) an 8% promissory note (the “2nd Note” and together with the 1st Note, the “Notes”) and (ii) a warrant (the “Third Warrant” and collectively with the First Warrant and the Second Warrant, the “Warrants”), to formally document a loan in the amount of $50,000 that we received from the Investor during the fourth quarter of 2012 (collectively, the “Offering”).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the Warrants owned by Water Tech.  As such, the 1st Note is classified as a related party note in our consolidated balance sheet as of December 31, 2013.

The Notes matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000 with respect to the 2nd Note (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay Water Tech and the Investor the Notes in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000, with respect to the 1st Note, and $50,000, with respect to the 2nd Note, and repay the unpaid principal amount and interest due under the Notes. We further agreed to make mandatory payments to Water Tech and the Investor (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Agreement. The Notes are secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Agreement. The Notes contain customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Notes, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech or the Investor. We used the net proceeds from the sale of these securities as general working capital.

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

During the fourth quarter 2012, Water Tech loaned $27,500 to us for working capital. The advance does not bear interest and is due on demand. An additional $1,000 was loaned to us for working capital purposes during 2013. At December 31, 2013, we owed a total of $28,500 to Water Tech as advances from related parties.

In August 2012, we entered into a financing agreement with AFCO to finance a portion of our professional board of directors insurance.  The amount financed was $48,013, bore interest at 5.94% and was to be paid over 5 monthly payments of principal and interest of $9,746.   At December 31, 2013, the note was completely paid off.

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. See Note 15 for more detail.  This balance was outstanding at December 31, 2013 and 2012.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans in aggregate amount of $280,000 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest.   At December 31, 2013 and 2012, there was a balance owed of $171,300 and 239,900.  We borrowed an additional $40,000 from one of these affiliates during the year ended December 31, 2012, which was repaid as of December 31, 2012.

During the year ended December 31, 2013, we borrowed an additional $23,500 from related parties related to invoices that were paid by the former CFO, and repaid $45,000 of amounts previously borrowed from related parties.

During the year ended December 31, 2012, we borrowed $310,000 from a director of the Company and issued a promissory note to such party dated December 31, 2012.  The note initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the year ended December 31, 2013.  During the year ended December 31, 2013, we borrowed an additional $288,857 from the director, including the $1,000 advance above, and repaid $340,000 of the aggregate outstanding amount and $13,722 of accrued interest on the loans.

As of December 31, 2013, the balance of notes payable to related parties, including advances, was $979,157.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

Debt and Preferred Stock Financing

Effective as of November 20, 2013 (the “Effective Date”), we sold to Titanium Construction Services, Inc. (the “Investor”) 12 units of our securities (the “Units”) at a purchase price of $10,000 per Unit (the “Purchase Price”), for aggregate gross proceeds of $120,000.  Each Unit consisted of (i) a Promissory Note in the principal amount of $10,000 (collectively the “Note”), and (ii) one hundred (100) shares of our preferred stock, $0.0001 par value per share (the “Preferred Stock”, and together with the Notes, the “Securities”), with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the Investor’s option, into 500 shares of our common stock without the payment of any additional consideration (the “Conversion Shares”).  As a result, we issued to the Investor a Note in the principal amount of $120,000 and 1,200 shares of our Series A Convertible Preferred Stock (as describe below).  We used the net proceeds of the sale of the Securities for general working capital.

The Note bears a 16.5% interest rate and matures 2 years from the date of issuance, provided that for each share of Preferred Stock that is converted by the Investor pursuant to its terms, the outstanding principal amount of the Note shall be automatically reduced by an amount equal to (x) $100 for (y) each one (1) converted share of Preferred Stock.  The interest payable on the Note will accrue until the earlier of payment or conversion of the corresponding part of the shares of Preferred Stock and will be payable in cash, or at the discretion of the Investor, in shares of our common stock (the “Interest Shares”) at a conversion price of $0.20 per share (subject to adjustment as provided in the Note).  We may prepay at any time any portion of the principal amount of the Note.  The Note contains customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Note, together with any other amounts owing in respect thereof, to the date of such event of default, shall become immediately due and payable without any action on the part of the Investor.  The Conversion Shares and the Interest Shares have piggyback registration rights.

In connection with the sale of the Preferred Stock to the Investor, on November 26, 2013, we filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware.  Pursuant to the terms of the Certificate of Designation, among other things:

•
the Company designated a series of its Preferred Stock as Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) and the number of shares so designated was 50,000;

•	the holders of Series A Convertible Preferred Stock are not entitled to any preferential payments by reason of their ownership thereof;

•
except as provided by law or by the other provisions of the Company’s Certificate of Incorporation, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), the holders of Series A Preferred Stock are not entitled to vote on such matters (until their Series A Preferred Stock is converted into Common Stock);

•	the holders of Series A Convertible Preferred Stock have conversion rights as summarized above; and

•
the number of shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock is subject to adjustment in the event of any change in the Common Stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of Common Stock.

A copy of the Certificate of Designations, as filed with the Secretary of State of the State of Delaware, is incorporated by reference as an exhibit to this Annual Report.  The disclosure contained in this Note 8 does not purport to be a complete description of the Certificate of Designation and is qualified in its entirety by reference to the Certificate of Designation, which is incorporated herein by reference.

Note 8.  Derivative Liability

As described in Note 7, Debt, Warrants and Preferred Stock Issuance, we issued a total of 23,711,052 warrants on December 31, 2012.  Pursuant to ASC 815, the reset provision contained in the warrants qualifies the warrants for derivative accounting.  In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of income.

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

During the year ended December 31, 2013, Water Tech exercised 19,035,638 warrants on a cashless basis, which had a fair value of $1,332,360 on the date of exercise, and received 18,790,174 restricted shares of our common stock as a result. The fair value was extinguished to additional paid-in capital on our consolidated balance sheets. At December 31, 2013, the total fair value of the remaining outstanding warrants was $163,299. The total change in fair value, less the warrant exercise, was $1,021,296, which was recognized as a loss on our consolidated statements of operations.

The following table presents a roll-forward of the derivative liability:

	2013	2012

Beginning derivative liability	$474,203	$-
Recognition of new derivative liability	-	474,203
Mark-to-market loss	1,021,457	-
Warrant exercises	(1,332,361)	-

Ending derivative liability	$163,299	$474,203

Note 9. Common Stock

Stock-Based Compensation

We periodically grant restricted equity or equity awards to our employees, directors and consultants. We are required to make estimates of the fair value of the related instruments when granted and recognize expense over the period benefited, usually the vesting period. During the year ended December 31, 2013, we issued 1,043,031 shares of our common stock for services. These shares were valued at share prices from $0.04 to $0.11 per share and have an aggregate fair value of $97,500.

Warrants

As described above in Note 7, we issued 23,711,052 warrants as additional consideration for the notes that we issued on December 31, 2012.

A summary of warrant activities for the years ended December 31, 2013 and 2012 is reflected below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	7,834,896	$1.40	3.17
Granted	23,711,052	$0.02	−
Exercised	−	−	−
Forfeited	−	−	−
Outstanding at December 31, 2012	31,545,948	$0.25	2.79
Granted	2,884,470	$1.02	−
Exercised	(19,035,638)	0.00	−
Forfeited/Cancelled	(10,719,366)	1.02	−
Outstanding at December 31, 2013	4,675,414	$0.01	2.00

The warrants outstanding at December 31, 2013 have an intrinsic value of $116,885.  The weighted average grant date fair value for the warrants issued during the year ended December 31, 2013 was $1.00.  The weighted average grant date fair value for the warrants issued during the year ended December 31, 2012 was $0.02.

Warrant Activity

In June 2013, Water Tech exercised 19,035,638 warrants on a cashless basis and received 18,790,174 restricted shares of our common stock as a result.

Preferred Stock

As described above in Note 7, we issued 1,200 shares of our Series A Convertible Preferred Stock convertible into 600,000 shares of our common stock as part of a sale of our securities for total proceeds of $120,000.

A summary of our preferred stock issuances for the years ended December 31, 2013 and 2012 is set forth below:

	Shares	Conversion Price
Outstanding at December 31, 2012	−	−
Granted	1,200	$0.20
Converted	−	−
Forfeited as a result of Note prepayment	−	−
Outstanding at December 31, 2013	1,200	$0.20

Note 10. Fair Value of Financial Instruments

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

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2012 and December 31, 2013, respectively.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$474,203	$474,203

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$163,299	$163,299

Note 11. Accrued Liabilities

The details of accrued liabilities at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
Accrued startup expenses	$-	$3,292
Accrued salaries and benefits	1,009,267	955,179
Accrued interest	174,807	102,937
Accrued consulting fees	1,295,310	1,927,029
Accrued rent	-	54,875
	$2,479,384	$3,043,312

Since June 30, 2011, to the date of this Annual Report on Form 10-K, our former CEO and CFO employees have agreed to defer their entire salaries until we become cash-flow positive.  However, in connection with Mr. Barrios’ resignation on October 5, 2013, we expect to negotiate with Mr. Barrios with respect to any amounts that may be due to him.  In addition, certain of our consulting expenses were being deferred through December 31, 2013 by a member of our Board of Directors (the “Board”) and management.  As of December 31, 2013, total deferred salaries totaled approximately $1,009,267.  Total consulting expenses accrued are approximately $1,295,310.  We plan to pay the deferred salaries and advanced expenses with proceeds from borrowings, the possible sale of energy efficiency contracts owned by us or with our common stock.

Note 12.  Income taxes

We use the liability method, where deferred tax assets and liabilities are determined based on expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  At December 31, 2013, we had approximately $10,455,061 of losses available for carry forward to future years.  The unused net operating losses begin to expire December 31, 2024.  At December 31, 2013, our deferred tax asset resulting from the cumulative net operating losses amounted to $3,659,271 which is covered by a full valuation allowance due to uncertainty of our ability to generate future taxable income necessary to realize the related deferred tax asset.

Note 13. Commitments and Contingencies

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

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of December 31, 2013, we have paid $9,000 towards the amount of damages claimed by the plaintiff and the remainder is reflected in accounts payable.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued in accounts payable at December 31, 2012 and December 31, 2013.

The PMP Agreement

On September 29, 2010, GEM entered into a technology license agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, the inventor of the water management technology.  Effective as of February 23, 2012, we entered into a technology assignment agreement with PMP and Mr. Bocos, pursuant to which we acquired the rights to a patent application utilized in certain water valves used in our Energy Efficiency solutions.  Pursuant to the technology assignment agreement, GEM was to pay Mr. Bocos a monthly consulting fee of $8,000; however the parties continue their discussions and an agreement resolving all disputes between the parties has not yet been entered into.  Therefore, our title to the intellectual property covering the water valves may be subject to future claims challenging our ownership.

Operating leases

In October 2011, we moved our corporate office to Baton Rouge, Louisiana.  At the time we were utilizing office space, at no charge, from our former CFO.  Rent expense for 2011 totaled $90,437.  Of that amount, $0 is included in accrued expenses at December 31, 2013. In connection with the appointment of our new CFO effective as of October 11, 2013, we moved our corporate office to New York, NY.  We are utilizing office space, at no charge, from our current CFO.

Warranty

We provide a limited product warranty against defects in materials and workmanship for water valves installed by us.  We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.  The changes in the carrying amount of accrued warranty reserves, for the year ended December 31, 2013 is as follows:

Warranty liability at December 31, 2013	-
Additional warranty liability accrued	274,806
Warranty costs incurred	-
Balance at December 31, 2013	274,806

No warranty costs were incurred during 2012.

Issuance of the Option to Financial Partners Funding, LLC

On March 3, 2011 (the “Effective Date”), GEM entered into a Commitment Letter (the “Commitment Letter”) with Financial Partners Funding, LLC, a Florida limited liability company (“FPF”). Pursuant to the Commitment Letter, FPF agreed to commit up to $200,000,000 in equipment leases to finance third-party purchases of GEM’s lighting and Airlock products, subject to certain funding conditions, including FPF’s due diligence and approval of the third party lessees. FPF had an exclusive right to finance such third-party purchases of GEM’s products, however, GEM has the right to hold discussions with third-party financing entities. As required under the Commitment Letter, on June 27, 2011, we issued to FPF an option, dated as of March 3, 2011, which upon exercise, entitled FPF to purchase up to 15% of our then outstanding common stock (the “Option”) at an aggregate exercise price of $10,949,490 (the “Option Price”). The Option Price of $0.165 per share is equal to 110% of the closing price of our common stock on March 2, 2011 (notwithstanding the language of the Agreement, the parties agreed to use the closing price on such date).

As of December 31, 2012, FPF had the right to exercise the Option to purchase 7,834,896 shares of our common stock, assuming 100% of the Option was exercised.  At December 31, 2013, FPF had the right to exercise the Option to purchase an additional 2,884,470 shares of our common stock, assuming 100% of the Option was exercised. These additional shares had an aggregate fair value of $197,482 and were valued using the Black-Scholes method.

In August 2013, we entered into an agreement with Jay Ennis, FPF and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Ennis Affiliates, in consideration for us paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) in consideration for us issuing to FPF 1,000,000 shares of our common stock with piggy back registration rights. The shares were granted specifically in consideration of cancelling the Option and the Commitment Letter, and not for cancellation of the debts due to the Ennis Affiliates. We paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on our books were written off and recorded as a gain on settlement of debt on our financial statements.  As of December 31, 2013, the 1,000,000 shares due to FPF for cancellation of the Option had not yet been issued by the transfer agent. The shares were subsequent issued in March 2014 and the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) were terminated.

ESS Sales Agency Agreement

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

Watz Consulting Agreement

On April 26, 2011, we entered into a one-year consulting agreement (the “Watz Agreement”) with Watz Enterprises LLC (“Watz”). Watz is a greater than 5% stockholder of our Company. Under the Watz Agreement, Watz agreed to advise us on business development and marketing matters in exchange for (i) a one-time payment of $65,000 and (ii) a monthly management fee of $25,000 payable from June 16, 2011 to May 15, 2012.  Included in accrued expenses as of December 31, 2013 are 14 payments of $25,000, totaling $350,000.  Included in accrued expenses as of December 31, 2012 are 8 payments of $25,000, totaling $200,000. In April 2012 the Company gave notice of termination of the Watz Agreement effective as of May 15, 2012.  The managing member of Watz is the brother-in-law of Michael Samuel, our former Chairman, President, CEO and director.

Patterson Consulting Agreement

On October 1, 2013, we entered into a Consulting Agreement (the “Consulting Agreement”) with an affiliate of former Governor Patterson (the “Consultant”), pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services.  The effective date of the Consulting Agreement was September 1, 2013.  The Consulting Agreement will continue unless terminated by either party with prior written notice.  Under the terms of the Consulting Agreement, we agreed to pay the Consultant (i) $2,500 for the month of September 2013 and a quarterly cash payment of $15,000, in arrears, for each calendar quarter in which the Consultant provides such services to us, and (ii) a commission of 10% of the gross sales of the products generated by or on behalf of leads provided by the Consultant.  We also agreed to issue to the Consultant 100,000 shares of our restricted common stock for each of the 4 calendar quarters (or pro-rata thereof for a shorter period) in which the Consultant provides such services to us.  As of March 31, 2014, 200,000 shares have been accrued and will be issued to the Consultant in the immediate future.

Joint Referral Partner Agreement

In connection with the sale of 12 Units (as defined below) of our securities to the Investor, effective as of November 20, 2013, we and the Investor entered into an Exclusive Joint Referral Partner Agreement (the “JRP Agreement”).  Pursuant to the JRP Agreement, we granted to the Investor an exclusive right to perform construction management services for us in the states of New York, New Jersey and Connecticut, and the Investor agreed to provide to us certain construction management services (including marketing expertise, introduction to business opportunities and energy efficiency programs, analysis of our industry and competitors, assistance in developing corporate partnerships relationships and development of a collaborative joint marketing program, and such other assistance and advise with respect to the services that the Investor is currently providing or may provide in the future as we may request (collectively, the “Services”).  As compensation for the Services, we agreed to pay the Investor a consulting fee in the amount of up to 10% of the Net Revenue (as defined in the JRP Agreement) we receive from the projects that we are directly introduced to by the Investor (excluding opportunities currently available to us).  In lieu of such fee, we may offer to the Investor the option, at our sole discretion, to receive the fee in the form of shares of our common stock for up to 20% of the fee.  The price per share of common stock shall be valued based on a 20% discount to the volume weighted average price during the 30 days preceding such payment date.  The Investor also agreed to pay us a sales fee not to exceed 10% of the net amount of revenues (as provided in the JRP Agreement) that the Investor receives from renovation, construction, development, construction management or other construction agreements that are entered into by the Investor as a result of a direct introduction by us (excluding opportunities currently available to the Investor).

Other Commitments, Agreements and Extinguishment of Liabilities

During the fiscal year ended December 31, 2013, we recognized a total of $1,397,217 in gains on settlement of debt related to settlements of liabilities with former vendors and consultants, as more fully discussed below.

In August 2013, we entered into an agreement with Watz, Mark Deleonardis and their affiliates (collectively, the “Watz Affiliates”) pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of our common stock, in consideration for us paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013.  As of December 31, 2013, approximately $23,000 has been paid to the Watz Affiliates.  Pursuant to the agreement outstanding claims and liabilities in the amount of $396,000 on our books have been written off and recorded as a gain on settlement of debt in the amount of $396,600 for the fiscal year ended December 31, 2013.

In August 2013, we entered into a Settlement and Release Agreement with John Morra and his affiliates (collectively, the “Morra Affiliates”) pursuant to which the Morra Affiliates agreed to settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Morra Affiliates in return for us paying the Morra Affiliates a sum of $1 and granting Morra piggy back registration rights for the balance of its shares acquired by the Morra Affiliates in connection with the merger of our Company and GEM in August 2010 (the “Merger”).  We paid the Morra Affiliates a sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of approximately $272,396 on our books have been written off and recorded as a gain on settlement of debt in the amount of $272,396 for the fiscal year ended December 31, 2013.

In August 2013, we entered into a Settlement and Release Agreement (the “FPF Agreement”) with Jay Ennis, Financial Partners Funding, LLC (“FPF”) and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Ennis Affiliates, in consideration for us paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option (agreements that we entered into with FPF and their affiliates effective as of March 3, 2011 and any other agreement among the Company and the Ennis Affiliates in consideration of us issuing to FPF 1,000,000 shares of our common stock with piggy back registration rights. We issued 451,133 shares with a fair value of $41,479 as part of the settlement of debt, and 548,867 shares as part of the cancellation of warrants.  We paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on our have been written off. Approximately $742,500 was recorded as a gain on settlement of debt. The remaining $41,000 was extinguished with the issuance of common shares. The shares were subsequent issued in March 2014 and the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) were terminated.

Note 14.  Related Party Transactions

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. This balance was outstanding at December 31, 2013 and 2012.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans in aggregate amount of $280,000 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest.   At December 31, 2013 and 2012, there was a balance owed of $171,300 and 239,900.  We borrowed an additional $40,000 from one of these affiliates during the year ended December 31, 2012, which amount was repaid as of December 31, 2012.

During the year ended December 31, 2012, we borrowed $310,000 from a director of the Company and issued a promissory note to such party dated December 31, 2012.  The note initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the year ended December 31, 2013.  During the year ended December 31, 2013, we borrowed an additional $288,857 from the director and repaid $340,000 of the aggregate outstanding amount and $13,722 of accrued interest on the loans.

As of December 31, 2013, the balance of notes payable to related parties, including advances, was $979,157.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

In addition, see Note 7. Debt, Warrants and Preferred Stock Issuance ― Debt and Warrants Financing for a discussion of the 8% secured promissory note and warrants that we issued to Water Tech, along with the advance to Water Tech.

During the year ended December 31, 2013, we borrowed approximately an additional $23,500 from related parties related to invoices that were paid by the former CFO, and repaid $45,000 of amounts previously borrowed from related parties.

Note 15.  Stock-Based Compensation

Pursuant to our director compensation policy, our directors are entitled to an aggregate of 306,667 shares of our common stock with a fair value of approximately $26,000 as compensation for their services in such capacity for the 2013 fiscal year.  Such shares have not yet been issued as of the date of this Annual Report and we expect to issue these shares in the immediate future.

Effective as of October 11, 2013, we appointed David Selig as our new Chief Financial Officer (and Principal Account Officer).  In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which, among other compensation, commencing September 1, 2013, S&A will receive 600,000 restricted shares of our common stock, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.  As of December 31, 2013, these shares have not yet been issued by the transfer agent.

Note 16.  Subsequent Events

On February 8, 2014, we sold to a certain accredited investor 5 additional Units at a purchase price of $10,000 per Unit for aggregate gross proceeds of $50,000.  As a result, we issued to this investor a Note in the principal amount of $50,000 and 500 shares of our Series A Convertible Preferred Stock.  We used the net proceeds of the sale of the Units for general working capital.  For a detailed description of the Note and the Series A Convertible Preferred Stock, please see the discussion above under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ― Recent Sales of Unregistered Securities.

In February 2014, Riverbay approved and signed Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.

In the first quarter ended March 31, 2014 we repaid $150,000 of previously borrowed funds from related parties.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria.

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

This Annual Report does not include an attestation report on our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act added by the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only a management report in this Annual Report.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2013.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other information.

In October 2013, we entered into the Consulting Agreement with the Consultant, pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services.  The effective date of the Consulting Agreement was September 1, 2013.  The Consulting Agreement will continue unless terminated by either party with prior written notice.  Under the terms of the Consulting Agreement, we agreed to pay the Consultant (i) a quarterly cash fee of $15,000 and (ii) a commission of 10% of the gross sales of the products generated by or on behalf of leads provided by such party.  We also agreed to issue to the Consultant 100,000 shares of our restricted common stock for each of the 4 calendar quarters (or pro-rata thereof for a shorter period) during which the Consultant provides such services to us.  As of March 31, 2013, 200,000 shares have been accrued and will be issued to the Consultant in the immediate future.

In February 2014, Riverbay approved Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.  The payment was made to us in February 2014.

On February 8, 2014, we sold to a certain accredited investor 5 Units at a purchase price of $10,000 per Unit for aggregate gross proceeds of $50,000.  Each Unit consisted of (i) a Note in the principal amount of $10,000 and (ii) 100 shares of our Series A Preferred Stock.  As a result, we issued to this investor a Note in the principal amount of $50,000 and 500 shares of our Series A Convertible Preferred Stock.  We used the net proceeds of the sale of the Units for general working capital.  For a detailed description of the Note and the Series A Convertible Preferred Stock, please see the discussion above under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ― Recent Sales of Unregistered Securities.

Pursuant to a Satisfaction and Release Agreement that was entered in August 2013 into among us and Jay Ennis, FPF and their affiliates, in March 2014 we issued to FPF 1,000,000 shares of our common stock with piggy back registration rights.

In the first quarter ended March 31, 2014 we repaid $150,000 of previously borrowed funds from related parties.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Set forth below is certain information regarding our current executive officers and directors.  Each of the directors listed below was elected to our Board to serve until our next annual meeting of stockholders or until his successor is elected and qualified.  All directors hold office for one-year terms until the election and qualification of their successors or their earlier resignation, removal or death.  The following table sets forth information regarding the members of our Board and our executive officers as of March 31, 2014:

Name	Age	Position with the Company

John Tabacco	45	Chairman, President, Chief Executive Officer and Director

David Selig	50	Chief Financial Officer and Acting Secretary

Thomas Spinelli	59	Chairman of the Board of Directors

Ronald P. Ulfers, Jr.	40	Director

Dr. Robert Thomson	64	Director

Biographical Information

Executive Officers and Directors

Executive Officers

John Tabacco.   Mr. Tabacco has been our Chief Executive Officer, President and a director since July 18, 2013. Since January 2012 and prior to joining us, Mr. Tabacco worked as a strategic consultant to Fortified Management Group, LLC, an investment firm, advising, assessing and coordinating identification and due diligence on small to mid-cap growth companies seeking financing opportunities, creating innovative structured investments to help growth companies and improving the efficiency and execution of deal flow. From 2003 to January 2012, Mr. Tabacco served as the CEO and Founder of All American Development/All American Technologies, where he invented, developed and introduced technological development systems and developed and implemented marketing and sales strategies. Since the Financial Crisis of 2008, Mr. Tabacco has been an invited expert by the U.S. Senate Banking and Judiciary Committees, as well as, the U.S. House of Representatives Financial Services Committee in their examinations of capital markets behavior. Mr. Tabacco also has significant experience in the existing home construction industry.  Mr. Tabacco holds a Bachelor’s in Finance from St. Johns University in New York.

Key Attributes, Experience and Skills:  Mr. Tabacco’s experience in managing and directing small to mid-cap growth companies, combined with his track record of introducing technological development systems and developing and implementing marketing and sales strategies and his small and mid-cap capital markets experience provides our Board with significant management insight, valuable experience in business development and capital formation and will assist us in growing our customer base and our business.

David Selig.  Mr. Selig has been our Chief Financial Officer since October 11, 2013.  Since April 2006, Mr. Selig has been a federal tax practitioner and the founder of Selig & Associates (“S&A”), a New York tax representation and advocacy firm, representing businesses before the Internal Revenue Service.  Prior to founding S&A, Mr. Selig provided per diem representation to various oil companies and financial organizations.  In addition to being a successful management accountant, Mr. Selig is a lifelong environmentalist who believes that businesses can only be efficient, if and when they are profitable.  Before earning a Bachelor of Laws and a Juris Doctor degree from British American University School of Law, Mr. Selig attended the Marine Corps Institute.

Directors

Thomas Spinelli.   Mr. Spinelli has been our Chairman of the Board of Directors since October 17, 2013.  Since January 2009, Mr. Spinelli has been the Founder, CEO and President of North American Manufacturing Enterprises, Inc. (d/b/a MHT Lighting) (“MHT”), a company engaged in the sale and distribution of highly efficient lighting products.  MHT has constructed a 55,000 square foot facility for the U.S. manufacturing of energy efficient lighting products, including MHT’s patent pending energy management systems, in Staten Island, New York.  Prior to founding MHT, Mr. Spinelli headed two general contracting firms and three real estate development companies.  Mr. Spinelli has an extensive and diverse experience in various disciplines.  During his career, Mr. Spinelli built and sold a building supply and equipment rental company, which was subsequently sold to a subsidiary of Mellon Bank, and owned an accounting firm, where he was instrumental in assisting several of the firms’ clients to enter the public arena.  Mr. Spinelli started his career as a college instructor in the field of Business.  Mr. Spinelli holds a NYS License as a Certified Public Accountant and holds a MBA in Accounting and Taxation from Saint John’s University and completed an additional 90 graduate credits from Columbia University.

Key Attributes, Experience and Skills:  Mr. Spinelli’s extensive experience with the sale and distribution of highly efficient lighting products, combined with his knowledge of the energy management industry, proven track record in growing and managing successful businesses, including in his role as the Founder, CEO and President of MH, provides our Board with significant management insight and valuable experience in business development and energy management products industry and assists us in growing our customer base and business.  In addition, due to Mr. Spinelli’ relationship with Riverbay as a manufacturer related to the Co-op City, our primary customer in 2013 and 2012, Mr. Spinelli provides a strategic relationship and advice to our Board relating to Riverbay.

Ronald P. Ulfers.   Mr. Ulfers has been a member of our Board since April 5, 2011 and from April 5, 2011 to July 18, 2013 was our Chairman, President and Chief Executive Officer.  Mr. Ulfers served as Chief Executive Officer of Clearwater Pool Supplies and Services, Inc. (“Clearwater”), a national water products company, from November 1994 until April 2011, where he successfully managed the growth and development of Clearwater and its products, including the development of its internet sales campaign and strategic business plan.  Mr. Ulfers has nearly 22 years of experience in managing and developing various start-up businesses, including his experience in retail water product sales, internet and call center response centers, commercial real estate development and corporate finance, together with his recent focus on energy management, both as part of the management team and an investor of such business.  Mr. Ulfers received his education within the Louisiana private education system.

Key Attributes, Experience and Skills:  Mr. Ulfers’ nearly 22 years of experience in managing and directing start-up businesses, combined with his knowledge of the energy management industry, proven track record in growing and managing successful start-up ventures and his capital markets experience provides our Board with significant management insight, valuable experience in business development and capital formation and will assist us in growing our customer base and management team through our current business phase.

Dr. Robert Thomson.  Dr. Thomson has been a member of our Board since January 31, 2013.  Dr. Thomson serves as the clinical director of Chiropractic Associates of Mandeville, LA, a position he has held since July 2002.  As a former President of the Louisiana Chiropractic Association of Louisiana, he is actively involved in regulation and procedures of care givers in his association.  Dr. Thomson has also been actively involved in the “waste to energy” industry for the past 20 years.  Dr. Thomson was an original founding member and served on the Board of Director of Tempico, Inc., a medical waste processing company, where he was instrumental in assisting with the creation of a process that converted components of the municipal waste stream to reusable pulp. Dr. Thomson also served on the Board of Directors of Tempico Medical Waste Processing, Inc., where a similar process was used that ultimately rendered the medical waste stream harmless. D r. Thomson served as a member of the Board of Directors of both companies for nearly 15 years and has other broad experience in clean energy alternatives.  Dr. Thomson currently consults in the field medical waste processing on an as needed basis.  Dr. Thomson is a graduate from Louisiana State University (pre-med), Canada College (pre-med) and Western States Chiropractic College.  Dr. Thomson served in the U.S. Coast Guard and the U.S. Coast Guard Reserve.

Key Attributes, Experience and Skills: In addition to the professional background and experience, executive-level policy-making positions, board service and intangible attributes, Dr. Thomson, through his involvement in the “waste to energy” industry and having founded and/or served on the boards of medical waste processing companies, possesses 20 years of experience in managing and growing environmental service, energy conservation and resources and waste management, as well as extensive hands on experience in operations, finance, sales & marketing, environmental program management and raising capital for private companies.  Dr. Thomson provides our Board with an executive and leadership perspective on the management and operations of an energy management company.

Advisory Board

As part of its efforts to further implement its business strategy, we may institute in the future an advisory board to assist our Chief Executive Officer in implementation of our business strategy.  In connection with the Exclusive Joint Referral Partner Agreement (the “Agreement”) entered into by us with Titanium, effective as of November 20, 2013, we agreed that, within 30 days of the Effective Date, Titanium may appoint 1 member to our advisory board, subject to the approval of such appointment by the then current Chairman of the Advisory Board.  As of the date of this Annual Report, Titanium has not designated a candidate for the advisory board.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Nomination

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the year ended December 31, 2013.

Independent Directors

Our Board has determined that each of Mr. Spinelli and Dr. Thomson is independent within the meaning of applicable listing rules of the NYSE and the rules promulgated by the SEC.  We anticipate that we will add additional independent directors in the future.  Our Board has a separately designated Audit Committee, Compensation Committee and Nominating Committee.  At least one independent director serves on each of our Audit, Compensation and Nominating Committees.  Dr. Thomson is the Chairman of the Audit Committee and the Nominating Committee.  Mr. Ulfers, Jr. is the Chairman of the Compensation Committee.  We may form a Corporate Governance Committee in the near future, if so required under the rules of any stock exchange or other regulatory authority applicable to us.  Currently, we do not have a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC, due to the resignation of Mr. D’Angelo, a former member of the Board of Directors, on January 25, 2013.  As part our efforts to add additional independent directors in the future, we will look to add a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

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

The Audit Committee Charter, a copy of which can be found under the “Corporate Governance” portion of our website, www.gempowered.com, is also available in print without charge to any stockholder of record that makes a written request to us.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: CFO, 450 7th Ave, 39th Floor, New York, New York 10123.

The Audit Committee currently is composed of Dr. Thomson as its sole member and Chairman.  Currently, we do not have a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC, due to the resignation of Mr. D’Angelo, a former member of the Board of Directors, on January 25, 2013.  As part our efforts to add additional independent directors in the future, we will look to add a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.  Dr. Thomson is the Chairman of the Audit Committee.  Our Board of Directors has determined that each of Mr. Spinelli and Dr. Thomson is independent within the meaning of applicable listing rules of the NYSE and the rules promulgated by the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions.

We have posted our Code of Ethics under the “Corporate Governance” portion of our website, www.gempowered.com.  Our Code of Ethics is also available in print without charge to any stockholder of record that makes a written request to the Company.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: CFO, 450 7th Ave, 39th Floor, New York, New York 10123.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)(11)		Total ($)
John Tabacco (1)	2013	60,000	(5)	—	—	(9)	17,782	(12)	77,782
Chairman of the Board of Directors, President and CEO
Ronald Ulfers, Jr. (2)	2013	148,500	(6)	—	—	(9)	—		148,500
Director; Former CEO, President and Chairman	2012	270,000	(6)	—	—		—		270,000
David Selig (3)	2013	15,000	(7)	—	54,000	(10)	—		69,000
CFO
Peter Barrios (4)	2013	35,000	(8)	—	—		—		35,000
Former CFO	2012	116,260	(8)	—	—		—		116,260

(1)	Mr. Tabacco was appointed as our Chief Executive Officer on July 28, 2013.
(2)	Mr. Ulfers resigned from his positions as our Chief Executive Officer, President and Chairman on July 28, 2013, but remains a member of our Board.
(3)	Mr. Selig was appointed as our Chief Financial Officer effective as of October 11, 2013.
(4)	Mr. Barrios resigned from his position as our Chief Financial Officer on October 5, 2013.
(5)
As of the date of this Annual Report, Mr. Tabacco has not yet entered into a written employment agreement or any other material plan, contract or arrangement with us and we expect to do so in the immediate future.  In the interim, Mr. Tabacco has been entitled to receive monthly salary payments of $12,500 in lieu of his compensation.

(6)
For 2013 fiscal year, the salary amount represents Mr. Ulfers, Jr.’s annual base salary of $270,000 pro-rated (based on twelve 30-day months) through his date of resignation as our Chief Executive Officer and President (July 18, 2013).  Mr. Ulfers has deferred the payment of his entire salary for the 2013 and 2012 fiscal years indefinitely, until we become cash flow positive.  No formal agreement has been entered into between Mr. Ulfers and us regarding the deferral of his compensation.  Mr. Ulfers’ salary for the 2013 fiscal year represents the amount deferred from January 1, 2013 to July 28, 2013.  Mr. Ulfers’ entire salary for the 2013 and 2012 fiscal years were accrued at December 31, 2013.

(7)
In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which S&A will receive compensation for the services provided by Mr. Selig to us.  Under the agreement S&A receives cash compensation of $15,000 per calendar quarter (or pro-rata thereof for such shorter period), commencing September 1, 2013.  Mr. Selig’s salary for the 2013 fiscal year represents the amount paid from October 11, 2013 to December 31, 2013.

(8)
Mr. Barrios had formerly deferred the payment of his entire salary for the 2013 and 2012 fiscal years indefinitely.  However, in connection with Mr. Barrios’ resignation on October 5, 2013, we expect to negotiate with Mr. Barrios with respect to any amounts that may be due to him.  No formal agreement has been entered into between Mr. Barrios and us regarding his compensation as of the date of this Annual Report.  Mr. Barrios’ entire salary for the 2013 and 2012 fiscal years were accrued at December 31, 2013.

(9)	Does not include shares of our common stock issued to members of our Board in consideration for their services on the Board.
(10)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of a grant of 600,000 restricted shares of our common stock, made effective September 1, 2013, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.

(11)
Except as provided in the table, the amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits for each Named Executive Officer was less than $10,000.

(12)	Represents (a) approximately $9,782 for health insurance premium reimbursements and (b) approximately $8,000 for car allowance reimbursed by us.

Employment Agreements with the Named Executive Officers

Chief Executive Officer ― On August 5, 2011, John Tabacco became our Chief Executive Officer, President and director.  In connection with Mr. Tabacco’s appointment, the board authorized Mr. Ulfers, Jr. to negotiate the terms of an employment agreement with Mr. Tabacco on behalf of the Company, which agreement will be subsequently subject to Board approval.  As of the date of this Annual Report, Mr. Tabacco has not yet entered into a written employment agreement or any other material plan, contract or arrangement with us and we expect to do so in the immediate future.  In the interim, Mr. Tabacco’s employment is on a month-to-month basis and he is entitled to receive monthly salary payments of $12,500 in lieu of his compensation.  In addition, from the date of his appointment to December 31, 2013, Mr. Tabacco has received from us approximately $17,782 in health insurance premiums and car allowance reimbursements.  As of the date of this Annual Report, no grant or award of our common stock has been made to Mr. Tabacco, in connection with his service as our executive officer.  We may grant additional equity and/or cash awards to Mr. Tabacco in the future in consideration for his services as an executive officer.

Chief Financial Officer ― Effective as of October 11, 2013, Mr. Selig was appointed as our Chief Financial Officer.  In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which S&A will receive compensation for the services provided by Mr. Selig to us.  Under the agreement S&A will receive cash compensation of $15,000 per calendar quarter (or pro-rata thereof for such shorter period), commencing September 1, 2013, and a grant of 600,000 restricted shares of our common stock, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.  In addition, the Board may award in the future Mr. Selig and/or S&A such other cash and equity incentive compensation as it determines to be appropriate for the services that Mr. Selig is providing to us.  As of the date of this Annual Report, no other grant or award has been made to S&A or Mr. Selig in connection with his appointment.  We may grant additional equity and/or cash awards to S&A and/or Mr. Selig in the future in consideration for his services as an executive officer.

Outstanding Equity Awards for Fiscal Year Ended December 31, 2013

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market value or payout value of unearned shares, units or other rights that have not vested ($)
John Tabacco,	__	__	__	__	__	__	__		__	__
CEO, President & Director
Ronald Ulfers, Jr.	__	__	__	__	__	__	__		__	__
Director; former Chairman, President & CEO
David Selig, CFO	__	__	__	__	__	400,000	14,000	(1)	__	__
Peter Barrios, former CFO

(1)
Represents the market value of unvested shares calculated by multiplying $0.035 (the closing market price of our common stock at December 31, 2013, the end of our last completed fiscal year) by the number of shares.

Potential Payments Upon Termination or Change-in-Control

Mr. Tabacco - In connection with Mr. Tabacco’s appointment, the board authorized Mr. Ulfers, Jr. to negotiate the terms of an employment agreement with Mr. Tabacco on behalf of our Company, which agreement will be subsequently subject to Board approval.  As of the date of this Annual Report, Mr. Tabacco has not yet entered into a written employment agreement or any other material plan, contract or arrangement with us and we expect to do so in the immediate future.  Other than the payments that may be due and unpaid to Mr. Tabacco based on his currently monthly salary amount and any medical and car monthly expense reimbursements (or pro-rata thereof for such shorter period in the event of earlier termination or resignation of Mr. Tabacco), no other payments would be due to Mr. Tabacco upon his termination or a change-in-control.

Mr. Selig - In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which S&A will receive compensation for the services provided by Mr. Selig to us.  Under the agreement S&A will receive cash compensation of $15,000 per calendar quarter (or pro-rata thereof for such shorter period), commencing September 1, 2013, and a grant of 600,000 restricted shares of the Company’s common stock, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears.  Other than the payments provided for under the agreement with S&A (or pro-rata thereof for such shorter period in the event of earlier termination or resignation of Mr. Selig), no other payments would be due to Mr. Selig or S&A upon his termination or a change-in-control.

Summary Tables

The following tables summarize the amounts potentially payable upon termination of employment for Mr. Ulfers assuming termination occurred on December 31, 2013.  For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (i.e., the single sum does not reflect any discount).

John Tabacco

	Voluntary		Termination for Cause or by Executive Other Than for Good		Termination Upon Expiration of Employment		Involuntary Termination Without Cause or by Executive for Good		Termination Due to		Termination Due to
	Termination		Reason		Agreement		Reason		Disability		Death
Salary Continuation	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)
Bonus	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)
Medical/Dental Insurance	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)

(1)
Mr. Tabacco will be entitled to his accrued and unpaid monthly salary and the monthly health insurance premium that Mr. Tabacco is currently receiving (or pro-rata thereof for such shorter period) through the date of his termination.

David Selig

	Voluntary		Termination for Cause or by Executive Other Than for Good		Termination Upon Expiration of Employment		Involuntary Termination Without Cause or by Executive for Good		Termination Due to		Termination Due to
	Termination		Reason		Agreement		Reason		Disability		Death
Salary Continuation	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)
Bonus	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)
Medical/Dental Insurance	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)	―	(1)

(1)	Pursuant to the agreement entered into with S&A, S&A will be entitled to the quarterly compensation amount (or pro-rata thereof for such shorter period) through the date of Mr. Selig’s termination.

Director Compensation for Fiscal Year Ended December 31, 2013

The following table presents information concerning compensation attributable to the Company’s directors for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		All Other Compensation ($)(8)	Total ($)
John Tabacco	—	$8,000	(3)	—	$4,000
Thomas Spinelli	—	$2,000	(4)		$2,000
Ronald P. Ulfers, Jr.	—	$8,000		—	$8,000
Dr. Robert Thomson	—	$8,000	(5)	—	$8,000
Robert Sawyer	—	$2,000	(6)	—	$2,000
William “Chip” D’Angelo	—	$—	(7)	—	$—

(1)
As summarized below, per our director compensation policy, as modified in 2013, each director is entitled to receive $2,000 worth of restricted shares of our common stock as director compensation for each Board meeting that such director attends and $2,000 worth of restricted shares of our common stock to each of our newly appointment members of the Board.

(2)
Represents the full aggregate grant date fair values, computed in accordance with FASB authoritative guidance on stock-based compensation accounting, for awards of restricted stock granted in 2013.  None of these share grants have yet been issued.

(3)	Includes a grant of $2,000 worth of restricted shares of our common stock granted to Mr. Tabacco as a newly appointed member of the Board. Mr. Tabacco was elected to our Board on July 18, 2013.
(4)
Represents a grant of $2,000 worth of restricted shares of our common stock granted to Mr. Spinelli as a newly appointed independent member of the Board.  Mr. Spinelli was elected as a member of our Board and appointed as our Chairman of our Board of Directors effective as of October 17, 2013.  Our Board will determine in the future whether Mr. Spinelli will receive additional compensation for his services as the Chairman of our Board of Directors and/or if he is appointed to any committees of the Board.

(5)
Includes a grant of $2,000 worth of restricted shares of our common stock granted to Dr. Thomson as a newly appointed independent member of the Board.  Dr. Thomson was elected to our Board on January 31, 2013.  Our Board will determine in the future whether Dr. Thomson will receive additional compensation for his services as the Chairman of our Audit Committee.

(6)	Mr. Sawyer resigned from our Board on July 18, 2013.
(7)	Mr. D’Angelo resigned from our Board on January 25, 2013.
(8)	The amount of perquisites and other personal benefits has been excluded for all directors as the total value of each director’s perquisites and other personal benefits was less than $10,000.

Under our compensation plan for our directors we will grant $2,000 worth of restricted shares of our common stock to newly appointed members of the Board.  Per our director compensation policy as modified for the 2013 fiscal year, we also make grants of $2,000 worth of restricted shares of our common stock to each of our members of the Board for each meeting of the Board that they attend.  We may adopt in the future a formal or an additional compensation plan for our independent directors in order to attract qualified persons and to retain our current directors.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 25, 2014 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Named Executive Officers; (iii) each director; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 25, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
5% Beneficial Owners
Water Tech World Wide, LLC	21,127,881	(3)	32.2%
Mountain Construction Advisors, LLC	5,185,981	(4)	8.2%
GEM Lighting, LLC	4,562,322	(5)	7.2%
LMD Capital, LLC	4,291,218	(6)	6.8%
Ocean Drive Investments, L.L.C.	3,824,191	(7)	6.1%
Watz Enterprises, L.L.C.	3,710,374	(8)	5.9%
Executive Officers and Directors
John Tabacco	―	(12)	― %
David Selig	350,000	(9)	*
Thomas Spinelli	―	(12)	― %
Ronald P. Ulfers, Jr.	6,185,981	(10)(12)	9.8%
Robert Thomson	21,127,881	(11)(12)	32.2%
All executive officers and directors as a group (5 persons)	27,663,862	(12)(13)	42.1%

* Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the address of all of the above persons is c/o Green Energy Management Services Holdings, Inc., 450 7th Ave, 39th Floor, New York, NY 10123.
(2)	Based on 63,189,569 shares of our common stock outstanding on March 25, 2014.
(3)
Based on the latest information available to us, Water Tech World Wide, LLC’s (“Water Tech”) beneficial ownership consists of (i) 18,790,174 restricted shares of our common stock and (ii) a warrant entitling Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share (the “Water Tech Warrant”); provided that upon the issuance by us of any shares of our common stock (subject to certain exceptions) prior to the complete exercise of the Water Tech Warrant, the Water Tech Warrant will thereafter be exercisable for the aggregate number of shares of common stock at an exercise price of $0.01 per share, which, when converted, are convertible into the aggregate number of shares of our common stock equal to 5% of such aggregate number of shares of our common stock then deemed outstanding, including upon the issuance of the Water Tech Warrant.  See Item 13 of this Annual Report for a detailed discussion of the terms of the Water Tech Warrant.  Dr. Thomson, a member of our Board, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the warrants owned by Water Tech.    Water Tech’s address is 221 Saint Ann Drive, Mandeville, Louisiana 70471.

(4)
Beneficial ownership shown in the table above is based on the latest information available to us.  Mr. Ulfers, Jr., a member of our Board, is the sole member of Mountain Construction Advisors LLC (“MCA”) and has the sole voting and sole dispositive power over such shares.

(5)
Beneficial ownership shown in the table above is based on the latest information available to us.  Ms. Deborah Samuel and Mr. Jonathan Samuel, are the sole members of GEM Lighting, L.L.C. and share voting and dispositive power over the reported securities.

(6)
Information is based on the Amendment No. 3 to Schedule 13G filed by LMD Capital, LLC with the SEC on February 14, 2014.  According to the Schedule 13G, as amended, Mr. Solomon is the managing member of LMD Capital, LLC.  LMD Capital LLC’s address is 2828 N. Harwood, Suite 1700, Dallas, Texas 75201.

(7)
Beneficial ownership shown in the table above is based on the latest information available to us.  John Morra III, former President and Director of Project Development of GEM, has indirect beneficial ownership interest in shares of our Common Stock as the managing member of Ocean Drive Investments, L.L.C.  Mr. Morra has the sole voting and dispositive power over such shares.

(8)
Beneficial ownership shown in the table above is based on the latest information available to us.  Mark Deleonardis, as the managing member of Watz Enterprises, L.L.C., has the sole voting and investment power over such shares.

(9)	Represents shares vested as of March 25, 2014 under the agreement entered into between us and Selig & Associates. The shares have not yet been issued as of the date of this Annual Report.
(10)
Represents (i) 1,000,000 shares of our Common Stock owned by Mr. Ulfers, Jr., (ii) 200,000 shares of our Common Stock owned by RPU Services LLC (“RPU”) and (iii) 5,185,981 shares of Common Stock owned by MCA.  Mr. Ulfers, Jr., is the sole member of RPU and MCA and has the sole voting and sole dispositive power over such shares.

(11)	See footnote 3.
(12)
Doesn’t include any shares of our common stock that members of our Board are entitled to for the 2013 fiscal year under the compensation plan for our directors.  Such shares have not yet been issued as of the date of this Annual Report.

(13)	Consists of the shares of our common stock collectively owned by our current executive officers and directors named in the table above.

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans approved by our Board as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since the beginning of the Company’s last fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. This balance was outstanding at December 31, 2013 and 2012.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans in aggregate amount of $280,000 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest.   At December 31, 2013 and 2012, there was a balance owed of $171,300 and 239,900.  We borrowed an additional $40,000 from one of these affiliates during the year ended December 31, 2012, which amount was repaid as of December 31, 2012.

During the fourth quarter 2012, Water Tech loaned $27,500 to us for working capital. The advance does not bear interest and is due on demand. An additional $1,000 was loaned to us for working capital purposes during 2013. At December 31, 2013, we owed a total of $28,500 to Water Tech as advances from related parties.

During the year ended December 31, 2012, we borrowed $310,000 from a member of the Board and issued a promissory note to such party dated December 31, 2012.  The note initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the year ended December 31, 2013.  During the year ended December 31, 2013, we borrowed an additional $288,857 from the director, including the $1,000 advance discussed above, and repaid $340,000 of the aggregate outstanding amount and $13,722 of accrued interest on the loans.

As of December 31, 2013, the balance of notes payable to related parties, including advances, was $979,157.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

During the year ended December 31, 2013, we borrowed an additional $23,500 from related parties related to invoices that were paid by the former CFO, and repaid $45,000 of amounts previously borrowed from related parties.

On December 31, 2012 (the “Effective Date”), we issued to Water Tech (i) an 8% secured promissory note (the “Water Tech Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”) for gross proceeds of $310,000 (including $110,000 that we previously received from Water Tech).  Dr. Thomson, a member of our Board of Directors, is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the warrants owned by Water Tech.  As such, the Note is classified as a related party note in our consolidated balance sheet as of December 31, 2013.

The Water Tech Note matured on the earlier of (i) February 28, 2013 and (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000 (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty.  We did not repay Water Tech the Water Tech Note in full on or before the Initial Maturity Date, so the Initial Maturity Date was extended until the date when we consummate a Financing resulting in gross proceeds to us of at least $310,000 and we repay the unpaid principal amount and interest due under the Water Tech Note.  We further agreed to make mandatory payments to Water Tech (each a “Payment” or collectively, the “Payments”) as funds are paid to and received by us under the Riverbay Lighting Agreement.  The Water Tech Note is secured by all of our rights, title and interests in any Riverbay Payments and any other accounts receivable due to us from Riverbay under the Riverbay Lighting Agreement.  The Water Tech Note contains customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Water Tech Note, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech.  We used the net proceeds of the sale of these securities as general working capital.  In May 2013, we repaid $281,278 of the principal of the Water Tech Note.

The First Warrant entitled Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share. The Second Warrant entitles Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share. The warrants will be exercisable from issuance until 3 years after the issuance. The warrants will be exercisable on a cashless basis any time after the issuance date, and contain weighted average anti-dilution price protection. In addition, the First Warrant contained an anti-dilution provision (the “Dilution Protection Term”), in that Water Tech will always have the right to convert warrants that, when converted, will equal 30% of the aggregate number of common shares outstanding upon conversion.  Effective as of June 18, 2013, Water Tech exercised the First Warrant on a cashless basis and as a result received 18,790,174 restricted shares of our common stock.  With the exception of its exercise price, the Second Warrant is identical to the First Warrant and contains the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant.

Independent Directors

Our Board has determined that each of Mr. Spinelli and Dr. Thomson is independent within the meaning of applicable listing rules of the NYSE, as amended from time to time and the rules promulgated by the SEC.  We anticipate that we will add additional independent directors in the future.

Item 14. Principal Accounting Fees and Services

Audit Fees

Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Forms 10-Q and Forms 10-K, and services provided in connection with our other SEC filings for the years ended December 31, 2013 and 2012 were $45,000 and $27,250, respectively.

Audit-related fees for accounting technical consultations totaled $85,356 in 2013 and $202,550 in 2012.  For both 2013 and 2012, amounts were incurred primarily for assistance with the preparation of our financial statements.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our independent registered public accounting firm in 2013 or 2012.

All Other Fees

No fees or expenses were incurred in this category in 2013 and 2012.

Audit committee’s pre-approval policies and procedures

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant.  All of the services rendered to us by MaloneBailey, LLP are pre-approved by our Audit Committee before the engagement of the auditors for such services.  Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, such annual pre-approval to be performed by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1)	Financial Statements (Included in Item 8 of this Annual Report)

Financial Statements of Green Energy Management Services Holdings, Inc.:

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012

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
Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2
3.5	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., changing the name of the Company to Green Energy Management Services Holdings, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Green Energy Management Services Holdings, Inc., effecting the 1-for-10 reverse stock split of all of Green Energy Management Services Holdings, Inc.’s common stock.
Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012, Exhibit 3(i)1
3.7	Certificate of Designation of Series A Convertible Preferred Stock.	*
4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC.	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1
4.2	Common Stock Purchase Warrant, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit B
4.3	Common Stock Purchase Warrant (2nd Warrant), dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit C
10.1	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.2	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.3	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No.000-33491), filed April 16, 2012, Exhibit 10.20
10.4	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20
10.5	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.6	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22
10.7	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23
10.8	Line of Credit Agreement dated as of March 31, 2012 by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.26
10.9	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
10.10	8% Secured Promissory Note, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit A
10.11	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.13
10.12	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Jay Ennis, Financial Partners Funding, LLC and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.14

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
10.13	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and John Mora and his affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.15
10.14	Form of Subscription Agreement to purchase the Company’s Units consisting of a 16.5% Promissory Note and Shares of Preferred Stock	*
10.15	Form of the Company’s 16.5% Promissory Note issued as part of the Units	*
10.16†	Consulting Agreement with Selig & Associates, dated as of September 19, 2013	*
21.1	Subsidiaries of the Company	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 21.1
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.INS	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

May 13, 2014	By:	/s/ John Tabacco
Name: John Tabacco
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Tabacco	Director	May 13, 2014
John Tabacco

/s/ David Selig	Chief Financial Officer (Principal	May 13, 2014
David Selig	Accounting Officer) and Acting Secretary

/s/ Robert Thomson	Director	May 13, 2014
Robert Thomson

/s/ Thomas Spinelli	Chairman of the Board	May 13, 2014
Thomas Spinelli
/s/ Ronald Ulfers, Jr.	Director	May 13, 2014
Ronald Ulfers, Jr.