Form 10-Q
period 2014-03-31
Green Energy Management Services Holdings, Inc.
filed 2014-05-22
CIK 1164552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

or

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

There were 65,418,448 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 19, 2014.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	5,815	15,102
Prepaid expenses	20,482	46,515
Deferred project costs - current	-	33,431
Other current assets	6,000	6,000
Total current assets	32,297	101,048

Property and equipment-net	7,222	8,242
Deferred project costs	-	247,646
Total non-current assets	7,222	255,888
Total assets	39,519	356,936

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Advances - related parties	28,500	28,500
Notes payable	16,710	41,786
Bridge loan payable - related parties, net of discount of $0 and $310,000, respectively	826,657	979,157
Derivative liability	324,261	163,299
Accounts payable - trade	697,010	714,884
Other accrued liabilities	2,503,906	2,479,384
Total current liabilities	4,397,044	4,407,010

Long-term liabilities:
Promissory notes	170,000	120,000
Total long-term liabilities	170,000	120,000

Total liabilities	4,567,044	4,527,010

Stockholders' deficit
Series A convertible preferred stock, $0.0001 par value, 50,000 shares authorized, 1,700 and 1,200 shares issued and outstanding on March 31,2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,418,448 and 65,418,448 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	6,542	6,542
Additional paid in capital	20,856,120	20,856,120
Accumulated deficit	(25,390,187)	(25,032,736)
Total stockholders' deficit	(4,527,525)	(4,170,074)
Total liabilities and stockholders' deficit	39,519	356,936

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Income:
Revenue earned	315,195	66,816

Cost of revenue earned	309,465	8,355
Selling, general and administrative expenses	184,726	303,925
Depreciation and amortization expense	1,020	1,019
Operating loss	(180,016)	(246,483)
Other income (expense)
Other income	8,049	-
Interest expense, net	(24,522)	(331,813)
Loss on derivative liability	(160,962)	(1,659,737)
Total other expenses	(177,435)	(1,991,550)

Net loss	(357,451)	(2,238,033)

Net loss per common share - basic and diluted	(0.01)	(0.05)

Weighted average number of common shares outstanding	65,418,448	44,611,465

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss for the period	(357,451)	(2,238,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,020	1,019
Amortization of debt discount	-	310,000
Loss on derivative liability	160,962	1,659,737
Stock-based compensation	-	4,000
Net change in assets and liabilities:
(Increase) decrease in contract receivables	-	64,800
(Increase) Decrease in prepaid expenses	26,033	35,363
Decrease in deferred project costs	281,077	8,355
(Increase) in other current assets	-	(2,500)
Increase (decrease) in accounts payable - trade	(17,874)	25,046
Increase in accrued liabilities	24,522	80,312
Net cash provided by (used in) operating activities	118,289	(51,901)

Cash flows from financing activities:
Borrowings under bridge loans from related parties	-	12,500
Borrowings from third parties	50,000	-
Repayment of notes payable	(25,076)	(9,746)
Repayment of bridge loans from related parties	(152,500)	-

Net cash provided by (used in) financing activities	(127,576)	2,754

Net decrease in cash	(9,287)	(49,147)
Cash - beginning of period	15,102	49,147

Cash - end of period	5,815	-

Supplemental disclosure of cash flow information:
Cash payments for interest	-	-

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on May 13, 2014.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2013.

Note 2. Organization of the Company and Going Concern

Organization of the Company

We were incorporated pursuant to the laws of the State of Delaware in December 1996.  GEM was incorporated pursuant to the laws of the State of Delaware in March 2010.  We are a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system (as discussed below) through GEM, our operating subsidiary.   We currently use commissioned sales representatives to market our products and services.  Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, we have generated a net loss of $357,451 in the first three months of 2014 and we have a working capital deficit of $4,367,747 as of March 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of March 31, 2014, we have paid $9,000 towards the amount of damages claimed by the plaintiff and the remainder is reflected in accounts payable at March 31, 2014 and December 31, 2013.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued in accounts payable at March 31, 2014 and December 31, 2013.

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

Operating leases

In October 2011, we moved our corporate office to Baton Rouge, Louisiana.  At the time we were utilizing office space, at no charge, from our former CFO.  Rent expense for 2011 totaled $90,437.  Of that amount, $0 is included in accrued expenses at March 31, 2014 and December 31, 2013.  In connection with the appointment of our new CFO effective as of October 11, 2013, we moved our corporate office to New York, NY.  We are utilizing office space, at no charge, from our current CFO.

Warranty

We provide a limited product warranty against defects in materials and workmanship for water valves installed by us.  We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.  The changes in the carrying amount of accrued warranty reserves, for the first three months ended March 31, 2014 is as follows:

Warranty liability at December 31, 2013	$274,806
Additional warranty liability accrued	-
Warranty costs incurred	-
Balance at March 31, 2014	$274,806

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

Note 4. Prepayment Under the Water Management Agreement

In February 2014, Riverbay approved Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.  The payment was made to us in February 2014. As a result of the settlement of such payment, we recognized in full all deferred project costs associated with the agreement, in the amount of $281,077 to cost of revenue earned.

Note 5. Debt and Preferred Stock Issuance

Debt Financing

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. See Note 15 for more detail.  This balance was outstanding at March 31, 2014 and December 31, 2013.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans in aggregate amount of $280,000 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest.   At December 31, 2013, there was a balance owed of $171,300.

During the year ended December 31, 2013, we borrowed an additional $23,500 from related parties related to invoices that were paid by the former CFO, and repaid $45,000 of amounts previously borrowed from related parties.

During the year ended December 31, 2012, we borrowed $310,000 from a director of our Company and issued a promissory note to such party dated December 31, 2012.  The note initially matured on February 28, 2013; however, per the terms of the note, it automatically was extended until the date when we consummate a debt and/or equity financing resulting in gross proceeds to us of at least $310,000.  The related debt discount of $310,000 was fully amortized to interest expense during the year ended December 31, 2013.  During the year ended December 31, 2013, we borrowed an additional $288,857 from the director, including the $1,000 advance above, and repaid $340,000 of the aggregate outstanding amount and $13,722 of accrued interest on the loans.

In the first quarter ended March 31, 2014 we repaid $150,000 of previously borrowed funds from related parties.

As of March 31, 2014, the balance of notes payable to related parties, including advances, was $871,867.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

Debt and Preferred Stock Financing

On February 8, 2014, we sold to a certain accredited investor 5 units of our securities (the “Units”) at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  Each Unit consisted of (i) a promissory note in the principal amount of $10,000 (collectively the “Note”), and (ii) 100 shares of our preferred stock, $0.0001 par value per share (the “Preferred Stock”, and together with the Notes, the “Securities”), with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the investor’s option, into 500 shares of our common stock without the payment of any additional consideration (the “Conversion Shares”).  As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of our Series A Preferred Stock (as described below).  The debt discount of $50,000 will be fully amortized to interest expense during the year ended December 31, 2014.  For the quarter ended March 31, 2014, we amortized $24,522 to interest expenses.  We used the net proceeds of the sale of the Securities for general working capital.

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

A copy of the Certificate of Designations, as filed with the Secretary of State of the State of Delaware, is incorporated by reference as an exhibit to the Annual Report.  The disclosure contained in this Note 5 does not purport to be a complete description of the Certificate of Designation and is qualified in its entirety by reference to the Certificate of Designation, which is incorporated herein by reference.

Note 6.  Derivative Liability

As described in Note 7, Debt, Warrants and Preferred Stock Issuance of our Annual Report, we issued a total of 23,711,052 warrants on December 31, 2012.  Pursuant to ASC 815, the reset provision contained in the warrants qualifies the warrants for derivative accounting.  In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of income. On the date of the issuance, the fair value of the derivative liability was $474,203, which was calculated using the Black-Scholes model based upon the following assumptions: expected volatility of 419.44%, discount rate of 0.36%, expected term of three years and no dividends.

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

During the year ended December 31, 2013, Water Tech exercised 19,035,638 warrants on a cashless basis, which had a fair value of $1,332,360 on the date of exercise, and received 18,790,174 restricted shares of our common stock as a result. The fair value was extinguished to additional paid-in capital on our consolidated balance sheets. At March 31, 2014 and December 31, 2013, the total fair value of the remaining outstanding warrants was $324,261 and $163,299.  The total change in fair value, less the warrant exercise, was $160,962, which was recognized as a loss on our condensed consolidated statements of operations.

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

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2013 and March 31, 2014, respectively. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$163,299	$163,299

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$324,261	$324,261

The following table presents a roll-forward of the derivative liability measured at fair value by level within the fair value hierarchy as of December 31, 2013 and March 31, 2014, respectively.  Derivative liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Beginning derivative liability at December 31, 2013	$163,299
Recognition of new derivative liability	-
Mark-to-market loss	160,962
Warrant exercises	-
Ending derivative liability at March 31, 2014	$324,261

As described in Note 5. Debt and Preferred Stock Issuance, on February 8, 2014 we issued to a certain investor 500 shares of our Series A Preferred Stock as part of the sale of the Units.  Even though we identified conversion features embedded within Series A Preferred Stock, we have determined that the features associated with the embedded conversion option should not be accounted for at fair value as a derivative liability.

Note 7. Common Stock and Preferred Stock

Stock-Based Compensation

We periodically grant restricted equity or equity awards to our employees, directors and consultants.  We are required to make estimates of the fair value of the related instruments when granted and recognize expense over the period benefited, usually the vesting period. During the three months ended March 31, 2014, we did not issue any shares of our common stock for services.

Preferred Stock

As described above in Note 5. Debt and Preferred Stock Issuance, on February 8, 2014 we issued to a certain investor Units at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  Each Unit consisted of (i) a Note in the principal amount of $10,000 and (ii) 100 shares of our Series A Preferred Stock.  As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of our Series A Convertible Preferred Stock

A summary of our preferred stock issuances for the quarter ended March 31, 2014 is set forth below:

	Shares	Conversion Price
Outstanding at December 31, 2013	1,200	$0.20
Granted	500	0.20
Converted	−	−
Forfeited as a result of Note prepayment	−	−
Outstanding at March 31, 2014	1,700	$0.20

Note 8. Related Party Transactions and Debt Repayment

In the first quarter ended March 31, 2014 we repaid $152,500 of previously borrowed funds from related parties.  Please also see Note 5. Debt and Preferred Stock Issuance.

As of March 31, 2014, the balance of notes payable to related parties, including advances, is $855,157.

Note 9. Subsequent Events

Subsequent to March 31, 2014, we borrowed an aggregate of approximately of $26,000.  The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain certain “forward-looking statements” as such term is defined by the U.S. Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in the section captioned “Risk Factors” of Green Energy Management Services Holdings, Inc.’s (which, together with Green Energy Management Services, Inc. (“GEM”), its consolidated subsidiary, is referred to herein as the “Company”, “we”, “us” or “our”) Annual Report on Form 10-K filed with the SEC on May 13, 2014 (our “Annual Report”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC.  Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by us or on our behalf.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report and our other filings with the SEC.

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

Recent Developments – Financings

In February 2014, Riverbay Corporation (“Riverbay”) approved and signed Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to us at the time of the buyout under the water management agreement with Riverbay with respect to the installed water valves.

On February 8, 2014, we sold to a certain accredited investor 5 units of our securities (the “Units”) at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  Each Unit consists of (i) a promissory note (the “Note”) in the principal amount of $10,000, and (ii) one 100 shares of our Series A Convertible Preferred Stock, with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the investor’s option, into 500 shares of our common stock without the payment of additional consideration.  As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of Series A Convertible Preferred Stock.  We used the net proceeds from the sale of the Units as general working capital.

In the first quarter ended March 31, 2014 we did not borrow any additional funds from related parties for working capital purposes and repaid $152,500 of previously borrowed funds from related parties.  Subsequently, in April and May 2014, we borrowed an aggregate of approximately $26,000 from an unrelated third party to use as working capital.

Results of Operations

Three months ended March 31, 2014 as compared with the three months ended March 31, 2013

Revenue earned for the three months ended March 31, 2014 was $315,195, as compared to revenue earned of $66,816 for the three months ended March 31, 2013.  The increase of $248,379 for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to us at the time of the buyout under the water management agreement with respect to the installed water valves and such valves installed in the project are now a property of Riverbay.

Cost of revenue earned was $309,465, or 98%, of our revenue earned for the three months ended March 31, 2014, as compared to 8,355, or 13%, of our revenue earned for the three months ended March 31, 2013.  Cost of revenue earned in the first quarter of 2014 and 2013 was related to our Energy Efficiency and water management businesses, as well as recognition of all deferred project costs on the monetization of the amounts due to us at the time of buyout under the Riverbay water management agreement. Gross profit for the three months ended March 31, 2014 was $5,730, as compared to $58,461 for the three months ended March 31, 2013.  The decrease in gross profit in the three months ended March 31, 2014 is attributable to higher revenues earned during such period, offset by an increase in cost of revenues, as compared to the same period in 2013.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $184,726, as compared to the selling, general and administrative expenses of $303,925 for the same periods in 2013.  The decrease of $119,199 for the three months ended March 31, 2014, as compared to the same period in 2013 is primarily attributable to a decrease in salaries and compensation expenses of $19,750, a decrease of $51,000 in consulting expenses, and a decrease of $72,130 in professional legal and accounting expenses.

Our operating loss for the three months ended March 31, 2014 was $180,016, as compared to an operating loss of $246,483 for the three months ended March 31, 2013.  The decrease in the operating loss for the three months ended March 31, 2014 is primarily attributable to an increase in our revenues as a result of the discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to us at the time of the buyout under the water management agreement with respect to the installed water valves.

Interest expense, net, for the three months ended March 31, 2014 was $24,522 as compared to $331,813, for the same period in 2013.  Interest expense, net, for the three months ended March 31, 2014 substantially decreased as a result of us paying loans from related parties during the three months ended March 31, 2014, which were used partially to fund our overhead expenses (of which $152,500 was repaid during the three months ended March 31, 2014).

Loss on derivative liability for the three months ended March 31, 2014 was $160,962 as compared to $1,659,737 for the same period in 2013.  The decrease in loss on derivative liability of $1,498,775 is due to calculating the fair value of the derivative liabilities associated with the warrants issued as additional consideration to the notes payable to related parties, which warrants were partially exercised in the second quarter of 2013.  See Note 6 to our condensed consolidated financial statements included herein for further information.

We incurred a net loss of $357,451 for the three months ended March 31, 2014, as compared to a net loss of $2,238,033 for the three months ended March 31, 2013.  The decrease in our net loss for the three months ended March 31, 2014 was attributable to the factors discussed above.  The net loss per share, basic and diluted, was $0.01 per share for the three months ended March 31, 2014, as compared to a net loss of $0.05 per share for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had a negative working capital of $4,364,747, as compared to a negative working capital of $4,305,962 at December 31, 2013.  The decrease in negative working capital is primarily due to the amounts spent on installation and project costs as noted above, a decrease in bridge loans from related parties of $152,500 as a result of repayments, offset by increases in the derivative liability of $160,962, as well as recognition in full of all deferred project costs of $281,077 on monetization of the Riverbay water management contract.. We had $5,815 in cash at March 31, 2014, as compared to $15,102 at December 31, 2013.  The decrease in cash is attributable to the repayment of our debt, including debt held by related parties, and increased cost of revenue, offset by higher gross profit of the installations completed in the first quarter of 2014.

On February 8, 2014, we sold to a certain accredited investor 5 Units at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of Series A Convertible Preferred Stock.  We used the net proceeds from the sale of the Units as general working capital.

In February 2014, Riverbay approved Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.  The payment was made to us in February 2014. As a result of the settlement of the contract, we recognized in full all deferred project costs associated with the contract, in the amount of $281,077.

In the first quarter ended March 31, 2014 we did not borrow any additional funds from related parties for working capital purposes and repaid $150,000 of previously borrowed funds from related parties.  Subsequently, in April and May 2014, we borrowed an aggregate of approximately $26,000 from an unrelated third party to use as working capital.

As of May 15, 2014, we have cash of approximately $33 and trade receivables of approximately $0.  If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project.  We believe that we will be able to sustain our current level of operations for approximately the next twelve months with the funds that we currently have on hand and the collection of monthly revenue amounts under our water management agreement with Riverbay.  However, these funds will be insufficient to fully implement our business plan, satisfy our prior outstanding obligations, including our expenses and deferred salaries of our employees.  Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2013 consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we have generated a small amount of revenue in the first three months of 2014 and we have a working capital deficit of $4,364,747 as of March 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the three months ended March 31, 2014, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

Summary of Significant Accounting Policies and Estimates

There are no material changes from the significant accounting policies or estimates set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2013 financial statements included in our Annual Report.  Please refer to our Annual Report for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, in the first quarter of 2012 we implemented certain measures to address the material weaknesses in our internal control over financial reporting and weaknesses related to our documentation and a lack of segregation of duties due to our limited size.  Such material weaknesses continue as of the date of this Quarterly Report.  If and when our financial position improves, we intend to hire additional personnel to further remedy former deficiencies.  As we progress with our business operations, and subject to receiving additional funding, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2014.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three and three months ended March 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2014, we had a working capital deficit of $4,364,747 and for the three months ended March 31, 2014, we incurred a net loss of $357,451.  As of May 15, 2014, we had cash of $33.  Notwithstanding us raising $50,000 in the first quarter of 2014, receiving in the first quarter of 2014 a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to us at the time of the buyout under the water management agreement with respect to the installed water valves and borrowing approximately $26,000 from an unrelated third party in April and May 2014, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The unaudited financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2013 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

GEM continues to be in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender.  As of June 30, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the notes was due on March 31, 2012 and June 30, 2012, respectively. The notes were not extended and are currently in default. This balance was outstanding at March 31, 2014 and December 31, 2013.  As of March 31, 2014, the balance of notes payable to related parties, including advances, was $668,800.  Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

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
Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012, Exhibit 3(i)1
3.7	Certificate of Designation of Series A Convertible Preferred Stock.	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 3.7
4.1	Option, dated as of March 3, 2011, issued to Financial Partners Funding, LLC.	Current Report on Form 8-K/A, Amendment No. 1 (File No. 000-33491), filed July 8, 2011, Exhibit 4.1

4.2	Common Stock Purchase Warrant, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit B
4.3	Common Stock Purchase Warrant (2nd Warrant), dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit C
10.1	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.2	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.3	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No.000-33491), filed April 16, 2012, Exhibit 10.20
10.4	Commitment Letter, dated as of March 3, 2011, by and between Financial Partners Funding, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.20

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
10.5	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.6	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22
10.7	Settlement Agreement, dated as of March 26, 2011, by and among Titan Management and Consulting, L.L.C., Anthony Corso and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.23
10.8	Line of Credit Agreement dated as of March 31, 2012 by and between Clearwater Financial Advisors, L.L.C. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 10.26
10.9	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
10.10	8% Secured Promissory Note, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit A
10.11	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.13
10.12	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Jay Ennis, Financial Partners Funding, LLC and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.14
10.13	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and John Mora and his affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.15
10.14	Form of Subscription Agreement to purchase the Company’s Units consisting of a 16.5% Promissory Note and Shares of Preferred Stock	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.14
10.15	Form of the Company’s 16.5% Promissory Note issued as part of the Units	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.15
10.16†	Consulting Agreement with Selig & Associates, dated as of September 19, 2013	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.16
21.1	Subsidiaries of the Company	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 21.1
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.INS	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
__________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: May 22, 2014	By:	/s/ John Tabacco
	Name:	John Tabacco
	Title:	President and Chief Executive Officer

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: May 22, 2014	By:	/s/ David Selig
	Name:	David Selig
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)