Form 10-Q
period 2014-06-30
Green Energy Management Services Holdings, Inc.
filed 2014-09-15
CIK 1164552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-33491

Green Energy Management Services Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Lexington Ave, 17th Floor
New York, New York	10168
(Address of principal executive offices)	(Zip Code)

(212) 319-8400

(Registrant’s telephone number, including area code)

4001 Highway 190

Covington, Louisiana 70433

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

There were 65,518,448 shares of the registrant’s common stock, $0.0001 par value, outstanding as of September 5, 2014, 2014.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	406	15,102
Prepaid expenses	5,151	46,515
Deferred project costs - current	-	33,431
Other current assets	6,000	6,000
Total current assets	11,557	101,048

Property and equipment-net	6,204	8,242
Deferred project costs	-	247,646
Total non-current assets	6,204	255,888
Total assets	17,761	356,936

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Advances - related parties	28,500	28,500
Notes payable	53,353	41,786
Bridge loan payable - related parties, net of discount of $0 and $310,000, respectively	864,146	979,157
Derivative liability	275,367	163,299
Accounts payable - trade	781,732	714,884
Other accrued liabilities	2,526,426	2,479,384
Total current liabilities	4,529,524	4,407,010

Long-term liabilities:
Promissory notes	170,000	120,000
Total long-term liabilities	170,000	120,000

Total liabilities	4,699,524	4,527,010

Stockholders' deficit
Series A convertible preferred stock, $0.0001 par value, 50,000 shares authorized, 1,700 and 1,200 shares issued and outstanding on June 30,2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,518,448 and 65,418,448 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively
	6,552	6,542
Additional paid in capital	20,860,110	20,856,120
Accumulated deficit	(25,548,425)	(25,032,736)
Total stockholders' deficit	(4,681,763)	(4,170,074)
Total liabilities and stockholders' deficit	17,761	356,936

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income:
Revenue earned	19,666	565,320	334,861	632,136

Cost of revenue earned	-	389,330	309,465	397,685
Selling, general and administrative expenses	203,671	264,156	388,397	568,081
Depreciation and amortization expense	1,020	1,019	2,040	2,039
Operating loss	(185,025)	(89,185)	(365,041)	(335,669)
Other income (expense)
Other income	-	-	8,049	-
Interest expense, net	(22,107)	(10,631)	(46,629)	(342,443)
Gain / (Loss) on derivative liability	48,894	474,262	(112,068)	(1,185,474)
Total other expenses	26,787	463,631	(150,648)	(1,527,917)

Net loss	(158,238)	374,446	(515,689)	(1,863,586)

Net loss per common share - basic and diluted	(0.00)	0.01	(0.01)	(0.04)

Weighted average number of common shares outstanding	65,436,128	47,103,068	65,436,128	45,861,150

 See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	(515,689)	(1,863,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,038	2,039
Amortization of debt discount	-	310,000
Loss on derivative liability	112,068	1,185,474
Stock-based compensation	4,000	4,000
Net change in assets and liabilities:
(Increase) decrease in contract receivables	-	64,800
(Increase) Decrease in prepaid expenses	41,364	59,839
Decrease in deferred project costs	281,077	284,160
(Increase) in other current assets	-	-
Increase (decrease) in accounts payable - trade	66,845	(60,289)
Increase in accrued liabilities	47,045	297,305
Net cash provided by (used in) operating activities	38,748	283,742

Cash flows from financing activities:
Borrowings under bridge loans from related parties	37,489	33,500
Borrowings from third parties	50,000	-
Repayment of notes payable	11,567	(59,746)
Repayment of bridge loans from related parties	(152,500)	(301,278)

Net cash provided by (used in) financing activities	(53,444)	(327,524)

Net decrease in cash	(14,696)	(43,782)
Cash - beginning of period	15,102	49,147

Cash - end of period	406	5,365

Supplemental disclosure of cash flow information:
Cash payments for interest	-	15,388

  See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on May 13, 2014.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2014.

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

Going Concern

The accompanying unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited consolidated financial statements, we have generated a net loss of $515,689 in the first six months of 2014 and we have a working capital deficit of $4,517,967 as of June 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of June 30, 2014 we have paid $9,000 towards the amount of damages claimed by the plaintiff and the remainder is reflected in accounts payable at March 31, 2014 and December 31, 2013.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued in accounts payable at June 30, 2014 and December 31, 2013.

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

Operating leases

In connection with the appointment of our former CFO effective as of October 11, 2013, we moved our corporate office to New York, NY.  Currently, our corporate office continues to be located in New York, NY. We were utilizing the office space, at no charge, from our former CFO and anticipate to utilize the current office space at no charge.

Warranty

We provide a limited product warranty against defects in materials and workmanship for water valves installed by us.  We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. The warranty reserve at December 31, 2013 and June 30, 2014 is $274,806.

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

Patterson Consulting Agreement

On October 1, 2013, we entered into a Consulting Agreement (the “Consulting Agreement”) with an affiliate of former Governor Patterson (the “Consultant”), pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services.  The effective date of the Consulting Agreement was September 1, 2013.  The Consulting Agreement will continue unless terminated by either party with prior written notice.  Under the terms of the Consulting Agreement, we agreed to pay the Consultant (i) $2,500 for the month of September 2013 and a quarterly cash payment of $15,000, in arrears, for each calendar quarter in which the Consultant provides such services to us, and (ii) a commission of 10% of the gross sales of the products generated by or on behalf of leads provided by the Consultant.  We also agreed to issue to the Consultant 100,000 shares of our restricted common stock for each of the 4 calendar quarters (or pro-rata thereof for a shorter period) in which the Consultant provides such services to us.  For the six months ended June 30, 2014, 100,000 shares of common stock valued at $4,000 ($0.04 per share) were due to the Consultant.

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

Note 4. Prepayment Under the Water Management Agreement

In February 2014, Riverbay approved Change Order #2 to the water management agreement, pursuant to which we received a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to date to us under the water management agreement and that the installed water valves used in the Project were now a property of Riverbay.  The payment was made to us in February 2014. As a result of the settlement of such. We recognized during the first quarter in full the amount of $281,077 as cost of revenue earned.

Note 5. Debt and Preferred Stock Issuance

Debt Financing

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. This balance was outstanding at June 30, 2014 and December 31, 2013.

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

During the six months ended June 30, 2014 we repaid $152,500 of previously borrowed funds from related parties. See footnote 8.

As of June 30, 2014, the balance of notes payable to related parties, including advances, was $892,646.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

During the three months ended June 30, 2014, we borrowed an aggregate of approximately of $86,729, of which $49,234 was from a third party and $37,486 was from a related party and repaid an additional $12,600 of loans outstanding.  The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

Debt and Preferred Stock Financing

On February 8, 2014, we sold to a certain accredited investor 5 units of our securities (the “Units”) at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  Each Unit consisted of (i) a promissory note in the principal amount of $10,000 (collectively the “Note”), and (ii) 100 shares of our preferred stock, $0.0001 par value per share (the “Preferred Stock”, and together with the Notes, the “Securities”), with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the investor’s option, into 500 shares of our common stock without the payment of any additional consideration (the “Conversion Shares”).  As a result, we agreed to issue to the investor a Note in the principal amount of $50,000 and 500 shares of our Series A Preferred Stock (as described below).  The debt discount of $50,000 will be fully amortized to interest expense during the year ended December 31, 2014.

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

Prior to the sale of the Preferred Stock to the investor, on November 26, 2013, we filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware.  Pursuant to the terms of the Certificate of Designation, among other things:

●	we designated a series of its Preferred Stock as Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) and the number of shares so designated was 50,000;
●	the holders of Series A Convertible Preferred Stock are not entitled to any preferential payments by reason of their ownership thereof;
●	except as provided by law or by the other provisions of our Certificate of Incorporation, on any matter presented to our stockholders for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of meeting), the holders of Series A Preferred Stock are not entitled to vote on such matters (until their Series A Preferred Stock is converted into our common stock);
●	the holders of Series A Convertible Preferred Stock have conversion rights as summarized above; and
●	the number of shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock is subject to adjustment in the event of any change in the common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of common stock.

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

As a result of subsequent review of the transaction, we believe that no written agreement was formally executed between the parties for this financing and therefore, we intend to negotiate the terms of the financing with the investor.

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

During the year ended December 31, 2013, Water Tech exercised 19,035,638 warrants on a cashless basis, which had a fair value of $1,332,360 on the date of exercise, and received 18,790,174 restricted shares of our common stock as a result. The fair value was extinguished to additional paid-in capital on our consolidated balance sheets. At June 30, 2014 and December 31, 2013, the total fair value of the remaining outstanding warrants was $275,367 and $163,299.  The total change in fair value, less the warrant exercise, was $112,068, which was recognized as a loss on our consolidated statements of operations.

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

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2013 and June 30, 2014, respectively. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$163,299	$163,299

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$275,367	$275,367

The following table presents a roll-forward of the derivative liability measured at fair value by level within the fair value hierarchy as of December 31, 2013 and June 30, 2014, respectively.  Derivative liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Beginning derivative liability at December 31, 2013	$163,299
Mark-to-market loss	112,068
Ending derivative liability at June 30, 2014	$275,367

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

Note 7. Common Stock and Preferred Stock

Stock-Based Compensation

We periodically grant restricted equity or equity awards to our employees, directors and consultants.  We are required to make estimates of the fair value of the related instruments when granted and recognize expense over the period benefited, usually the vesting period. During the six months ended June 30, 2014, we did not issue any shares of our common stock for services.

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

A summary of our preferred stock issuances for the six months ended June 30, 2014 is set forth below:

	Shares	Conversion Price
Outstanding at December 31, 2013	1,200	$0.20
Granted	500	0.20
Converted	-	-
Forfeited as a result of Note prepayment	-	-
Outstanding at June 30, 2014	1,700	$0.20

On April 28, 2014 we entered into a Separation and Release of Claims Agreement with a former executive (the “Former Executive”). We agreed to issue the former executive up to 2,000,0000 warrants with and exercise price of $0.05 per share once certain performance criteria have been meet as described below.

●	In the event the Former Executive is able to provide us by December 31, 2014 a non-binding letter of intent (the “LoI”) evidencing a potential opportunity for us to acquire, merge or otherwise combine with a target engaged in the business (and industry) of the type which we and the Former Executive were examining at the time that the agreement was entered into (the “Opportunity”), the first 1,000,000 warrants shall fully vest and be released to the Former Executive; provided further that any such target must have a dual license to lawfully conduct all of the business activities of the type that we and the Former Executive were then considering for such Opportunity (i.e., the target must have secured all necessary licenses, permits and consents to continue to conduct its business in the manner that it is being currently conducted).

●	In the event we consummate the Opportunity pursuant to the LoI within 6 months of the date of the LoI, the second 1,000,000 warrants shall fully vest and be released to the Former Executive.

●	If another opportunity that we and the Executive have discussed (as more fully discussed in the agreement) (the “2nd Opportunity”) closes by the end of the third quarter 2014, resulting in us receiving a net profit of at least $35,000 from such opportunity, the second 1,000,000 warrants shall fully vest and be released to the Former Executive when such profit is received by us.

●	If 2nd Opportunity does not close by the end the third quarter 2014, then the Former Executive may present to us a lighting or a SP1000 opportunity resulting in us receiving a net profit of at least $35,000 from such opportunity by the end of the third quarter 2014. If and when we receive such net profit of at least $35,000 from such opportunity, the second 1,000,000 warrants shall fully vest and be released to the Former Executive.

As of June 30, 2014 we believe that it is unlikely that any of the milestones described above will be meet and accordingly, we have not recorded any expense for these warrants.

Note 8. Related Party Transactions and Debt Repayment

In the six months ended June 30, 2014 we repaid $152,500 of previously borrowed funds from related parties.  Please also see Note 5. Debt and Preferred Stock Issuance.

As of June 30, 2014, the balance of notes payable to related parties (due to current Interim CEO and to a former director), including advances, is $892,646.

Note 9. Subsequent Events

Subsequent to June 30, 2014, we borrowed an aggregate of approximately of $19,000.  The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

On August 22, 2014, Ron Ulfers, Jr., a director of our Company, informed us of his intention to resign from the Board of Directors, effective immediately, as a result of him no longer being able to devote the level of commitment necessary to carry out his duties as a director of our Company.

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

Recent Developments – Operations

Our management changes were as follows: (i) effective as of May 24, 2014, Dr. Robert Thomson, a member of our Board of Directors, was appointed as our new Interim Chief Executive Officer to replace the vacancy created by the resignation of John Tabacco; (ii) effective as of May 30, 2014, Dr. Thomson was also appointed as our Acting Chief Financial Officer (and Principal Accounting Officer) and elected as our Chairman of the Board of Directors, to replace the vacancies created by the termination of David Selig and the resignation of Thomas Spinelli; and (iii) on August 22, 2014, Ron Ulfers, Jr., a director of our Company, resigned from the Board of Directors effective immediately, as a result of him no longer being able to devote the level of commitment necessary to carry out his duties as a director. Dr. Thomson is expected to be named to one or more additional committees of the Board. No new compensatory or severance arrangements were entered into in connection with these leadership changes.

On June 18, 2014, we issued a press release announcing that our Board of Directors was reviewing strategic business alternatives to improve shareholder value, along with certain management changes. While we are not abandoning the energy management sector, the progress with which revenue and earnings growth have occurred were deemed too slow by our Board of Directors. Subsequently, the Company’s Board of Directors reevaluated its options and now intends to continue with the prior energy management strategy, although with a narrower focus, and will make necessary management changes in the immediate future.

In connection with the management changes described above, in September 2014 we moved our principal executive office to 380 Lexington Ave, 17th Floor, New York, New York 10168.

Recent Developments – Financings

In the first six months ended June 30, 2014 we borrowed an aggregate of approximately $50,000 from an unrelated third party to use as working capital and repaid $32,676 of previously borrowed funds from unrelated third parties. In the first six months ended June 30, 2014 we borrowed an aggregate of approximately $86,729 from a related party to use as working capital and repaid $152,500 of previously borrowed funds from related parties.  Subsequently, we borrowed an aggregate of approximately of $19,000.  The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

Results of Operations

Three months ended June 30, 2014 as compared with the three months ended June 30, 2013

Revenue earned for the three and six months ended June 30, 2014 was $19,666 and $334,861, respectively, as compared to revenue earned of $565,320 and $632,136 for the three and six months ended June 30, 2013. The decrease in revenue of $545,654 for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to reduced projects undertaken by us. The decrease in revenue of $297,275 for the six months ended June 30, 2014, as compared to the same period in 2013, was also primarily due to reduced projects undertaken by us.

Cost of revenue earned was $0 and $309,465, or 0% and 92.42%, respectively, of our revenue earned for the three and six months ended June 30, 2014, respectively, as compared to $397,685 and $367,685, or 68.87% and 62.91%, respectively, of our revenue earned for the three and six months ended June 30, 2013.  Cost of revenue earned in the first and second quarters of 2014 and 2013 was related to our Energy Efficiency and water management businesses, as well as recognition of all deferred project costs on the monetization of the amounts due to us at the time of buyout under the Riverbay water management agreement. Gross profit for the three and six months ended June 30, 2014 was $19,666 and $25,396, as compared to $175,990 and $234,451 for the three and six months ended June 30, 2013, respectively.  The decrease in gross profit in the three months ended June 30, 2014 is attributable to lower revenues earned during such period, offset by an increase in cost of revenues, as compared to the same period in 2013. The decrease in gross profit in the six months ended June 30, 2014 is attributable to lower revenues earned during such period, offset by an increase in cost of revenues, as compared to the same period in 2013. Cost of revenue for the 2013 periods included amortization of project costs and installation.

Selling, general and administrative expenses for the three and six months ended June 30, 2014 were $203,671 and $388,397, respectively, as compared to the selling, general and administrative expenses of $264,156 and $568,081 for the same periods in 2013.  The decrease of $60,485 for the three months ended June 30, 2014, as compared to the same period in 2013 is primarily attributable to a reduction in salaries and compensation expenses of $88,000 and a decrease of $74,980 in professional fees. The decrease of $179,684 for the six months ended June 30, 2014, as compared to the same period in 2013 is primarily attributable to a reduced professional fees of $178,518 and reduced salaries and compensation expenses of $88,000.

Our operating loss for the three and six months ended June 30, 2014 was $185,025 and $365,041, respectively, as compared to an operating loss of $89,185 and $335,669 for the three and six months ended June 30, 2013, respectively.  The increase in the operating loss for the three months ended June 30, 2014 is primarily attributable to significantly reduced revenue during the respective periods.

Interest expense, net, for the three and six months ended June 30, 2014 was $22,107 and $46,629, respectively, as compared to $10,631 and $342,443, for the same periods in 2013, respectively.  Interest expense, net, for the three months ended June 30, 2014 increased as a result of our increased borrowings. Interest expense, net, for the six months ended June 30, 2014 substantially decreased as a result of us borrowing less in the six month period ended June 30, 2014 as compared to the same period in 2013. In addition, interest expense, net, for the 2013 periods included interest awarded as part of an arbitration award to our former chief financial officer, in addition to the amortization of a $310,000 debt discount during the six months ended June 30, 2013.

Gain (loss) on derivative liability for the three and six months ended June 30, 2014 was $48,894 and $(112,068), respectively, as compared to $474,262 and $(1,185,474), respectively, for the same periods in 2013.  The decrease in gain (loss) on derivative liability of $425,768 and $1,073,406, respectively, is due to calculating the fair value of the derivative liabilities associated with the warrants issued as additional consideration to the notes payable to related parties, which warrants were partially exercised in the second quarter of 2013.  See Note 6 to our condensed consolidated financial statements included herein for further information.

We incurred a net (loss) of $(158,238) and $(515,689) for the three and six months ended June 30, 2014, respectively, as compared to a net income (loss) of $374,446 and $(1,863,586) for the three and six months ended June 30, 2013, respectively.  The substantial decrease in our net income and substantial increase in our net (loss) for the three and six months ended June 30, 2014, respectively, was attributable to the factors discussed above.  The net loss per share, basic and diluted, was $0.00 per share for the three months ended June 30, 2014, as compared to a net income of $0.01 per share for the three months ended June 30, 2013. The net loss per share, basic and diluted, was $0.01 per share for the six months ended June 30, 2014, as compared to a net loss of $0.04 per share for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had a negative working capital of $4,517,967, as compared to a negative working capital of $4,305,962 at December 31, 2013.  The decrease in negative working capital is primarily due to the amounts spent on installation and project costs as noted above, a decrease in bridge loans from related parties of $152,500 as a result of repayments, and 37,676, offset by increases in the derivative liability of $112,068, as well as recognition in full of all deferred project costs of $247,646 on monetization of the Riverbay water management contract. We had $406 in cash at June 30, 2014, as compared to $15,102 at December 31, 2013.  The decrease in cash is attributable to the repayment of our debt, including debt held by related parties, and increased cost of revenue, offset by higher gross profit of the installations completed in the first quarter of 2014.

On February 8, 2014, we sold to a certain accredited investor 5 Units at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of Series A Convertible Preferred Stock.  We used the net proceeds from the sale of the Units as general working capital. As a result of subsequent review of the transaction, we believe that no written agreement was formally executed between the parties for this financing and therefore, we intend to negotiate the terms of the financing with the investor.

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

In the first six months ended June 30, 2014 we borrowed an aggregate of approximately $50,000 from an unrelated third party to use as working capital and repaid $32,676 of previously borrowed funds from unrelated third parties. In the first six months ended June 30, 2014 we also borrowed an aggregate of approximately $86,729 from a related party to use as working capital and repaid $152,500 of previously borrowed funds from related parties.  Subsequent to June 30, 2014, we borrowed $19,000 from unrelated 3rd parties.  These loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

As of September 5, 2014, we have cash of less than $500.  If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project.  We believe that we will be able to sustain our current level of operations for approximately the next twelve months, if we are able to complete the remaining water valve installations under our water management agreement with Riverbay and are able to timely collect monthly payments from Riverbay due from the shared water savings.  However, these funds will be insufficient to fully implement our business plan and satisfy our current and prior outstanding obligations, including our expenses.  Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2013 consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we generated a small amount of revenue in the first six months of 2014 and we have a working capital deficit of $4,517,967 as of June 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the three months ended June 30, 2014, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2014.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2014, we had a working capital deficit of $4,517,967 and for the six months ended June 30, 2014, we incurred a net loss of $(515,689).   Notwithstanding us raising $50,000 in the first quarter of 2014, receiving in the first quarter of 2014 a discounted buyout amount of $280,000 in lieu of the remaining amount of $355,000 due to us at the time of the buyout under the water management agreement with respect to the installed water valves and borrowing approximately $26,000 from an unrelated third party in April and May 2014, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The unaudited financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2013 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

GEM continues to be in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender.  As of June 30, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the notes was due on March 31, 2012 and June 30, 2012, respectively. The notes were not extended and are currently in default. This balance was outstanding at June 30, 2014 and December 31, 2013.  As of June 30, 2014, the balance of notes payable to related parties, including advances, was $668,800.  Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 23, 2014, John Tabacco, our former Chief Executive Officer, President and member of the Board of Directors, resigned from all of his positions with us. Mr. Tabacco’s resignation was effective immediately. In connection with Mr. Tabacco’s resignation, we entered into the Separation and Release of Claims Agreement, dated as of April 28, 2014 (as amended, the “Separation Agreement”), which became effective as of the date of Mr. Tabacco’s resignation. The Separation Agreement contained certain customary representations, warranties and conditions, including without limitation, release of claims, confidentiality and non-disparagement terms. In addition, pursuant to the Settlement Agreement, effective as of May 23, 2014, Mr. Tabacco was to receive warrants to purchase 2,000,000 restricted shares of the Company’s common stock (the “Tabacco Warrants”), at an exercise price of $0.05 per share; provided that the Tabacco Warrants shall vest based on certain milestones as described in Exhibit B to the Settlement Agreement. All Tabacco Warrants will be in the customary standard form and as of the date of this Quarterly Report, none of the Tabacco Warrants have vested. The Tabacco Warrants will be deposited into escrow until they vest, if at all. As of June 30, 2014, we believe that it is unlikely that any of the vesting milestones described above will be meet and accordingly, we have not recorded any expense for these warrants.

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1
2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1
2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1
2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1
2.5	Certificate of Merger filed with the Secretary of State of the State of Delaware on August 20, 2010, effecting the merger of CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 2.5
3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., effecting the 1 for 3 reverse stock split of all of CDSS Wind Down, Inc.’s common stock	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.2
3.3	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc. increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000 and reducing the par value per share from $0.01 to $0.0001 per share.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3
3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2
3.5	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., changing the name of the Company to Green Energy Management Services Holdings, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Green Energy Management Services Holdings, Inc., effecting the 1-for-10 reverse stock split of all of Green Energy Management Services Holdings, Inc.’s common stock.	Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012, Exhibit 3(i)1
3.7	Certificate of Designation of Series A Convertible Preferred Stock.	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 3.7
4.1	Common Stock Purchase Warrant (2nd Warrant), dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit C
10.1	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.2	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.3	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No.000-33491), filed April 16, 2012, Exhibit 10.20
10.5	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.6	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
10.9	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
10.10	8% Secured Promissory Note, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit A
10.11	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.13
10.12	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Jay Ennis, Financial Partners Funding, LLC and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.14
10.13	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and John Morra and his affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.15
10.14	Form of Subscription Agreement to purchase the Company’s Units consisting of a 16.5% Promissory Note and Shares of Preferred Stock	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.14
10.15	Form of the Company’s 16.5% Promissory Note issued as part of the Units	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.15
10.16	Consulting Agreement with Selig & Associates, dated as of September 19, 2013	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.16
10.17	Settlement and Release of Claims Agreement, dated as of April 28, 2014, as amended, by and among the Company and John Tabacco and his affiliates	*
10.18	Consulting Agreement with John Tabacco, dated as of May 28, 2014	*
21.1	Subsidiaries of the Company	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 21.1
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.INS	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: September 15, 2014	By:	/s/ Dr. Robert Thomson
	Name:	Dr. Robert Thomson
	Title:	Interim Chief Executive Officer, Acting Chief Financial Officer and Chairman (Principal Financial Officer and Principal Accounting Officer)

