Form 10-Q
period 2014-09-30
Green Energy Management Services Holdings, Inc.
filed 2015-01-05
CIK 1164552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

or

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

There were 65,518,448 shares of the registrant’s common stock, $0.0001 par value, outstanding as of December 29, 2014.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	406	15,102
Accounts receivable	16,330	-
Prepaid expenses	-	46,515
Deferred project costs - current	-	33,431
Other current assets	6,000	6,000
Total current assets	22,736	101,048

Property and equipment-net	5,184	8,242
Deferred project costs	-	247,646
Total non-current assets	5,184	255,888
Total assets	27,920	356,936

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Advances - related parties	28,500	28,500
Notes payable	4,110	41,786
Bridge loan payable - related parties, net of discount of $0 and $310,000, respectively	932,087	979,157
Derivative liability	267,467	163,299
Accounts payable - trade	780,105	714,884
Other accrued liabilities	2,560,250	2,479,384
Total current liabilities	4,572,519	4,407,010

Long-term liabilities:
Promissory notes	170,000	120,000
Total long-term liabilities	170,000	120,000

Total liabilities	4,742,519	4,527,010

Stockholders' deficit
Series A convertible preferred stock, $0.0001 par value, 50,000 shares authorized, 1,700 and 1,200 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,618,448 and 65,418,448 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	6,562	6,542

Additional paid in capital	20,864,100	20,856,120
Accumulated deficit	(25,585,261)	(25,032,736)
Total stockholders' deficit	(4,714,599)	(4,170,074)
Total liabilities and stockholders' deficit	27,920	356,936

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income:
Revenue earned	16,330	200,000	351,191	835,440

Cost of revenue earned	-	60,000	309,465	457,687
Selling, general and administrative expenses	35,524	304,644	423,507	876,328
Depreciation and amortization expense	1,020	1,020	3,059	3,057
Operating loss	(20,214)	(165,664)	(384,840)	(501,632)
Other income (expense)
Other income	-	-	8,049	-
Interest expense, net	(24,522)	(7,622)	(71,566)	(350,065)
Gain on forgiveness of debt	-	1,435,104	-	1,435,104
Gain / (Loss) on derivative liability	7,900	(257,086)	(104,168)	(1,442,561)
Total other expenses	(16,622)	1,170,396	(167,685)	(357,522)

Net Income / (loss)	(36,836)	1,004,732	(552,525)	(859,154)

Net loss per common share - basic and diluted	(0.00)	0.02	(0.01)	(0.02)

Weighted average number of common shares outstanding	65,518,448	47,103,068	65,463,869	45,861,150

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	(552,525)	(859,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,059	3,057
Amortization of debt discount	-	310,000
Loss on derivative liability	104,168	1,442,560
Gain on settlement of debt	-	(1,435,104)
Stock-based compensation	8,000	63,997
Net change in assets and liabilities:
(Increase) decrease in contract receivables	(16,330)	58,800
(Increase) Decrease in prepaid expenses	46,515	(1,729)
Decrease in deferred project costs	281,077	354,010
(Increase) in other current assets	-	6,000
Increase (decrease) in accounts payable - trade	65,221	(47,500)
Increase in accrued liabilities	80,865	378,797
Net cash provided by (used in) operating activities	20,050	273,734

Cash flows from financing activities:
Borrowings under bridge loans from related parties	105,430	83,500
Borrowings from third parties	50,000	58,796
Repayment of notes payable	(37,676)	(59,746)
Repayment of bridge loans from related parties	(152,500)	(301,278)

Net cash provided by (used in) financing activities	(34,746)	(218,728)

Net decrease in cash	(14,696)	55,006
Cash - beginning of period	15,102	49,147

Cash - end of period	406	104,153

Supplemental disclosure of cash flow information:
Warrants cashless exercise	-	18,790
Extinguishment of derivative liability	-	1,332,360

See accompanying notes to unaudited consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Green Energy Management Services Holdings, Inc. (which, together with its consolidated subsidiary, Green Energy Management Services, Inc. (“GEM”), is referred to herein as the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on May 13, 2014.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ended December 31, 2014.

Note 2. Organization of the Company and Going Concern

Organization of the Company

We were incorporated pursuant to the laws of the State of Delaware in December 1996.  GEM was incorporated pursuant to the laws of the State of Delaware in March 2010.  We are a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system (as discussed below) through GEM, our operating subsidiary.   We currently use independent contractors to market our products and services.  Our two functional businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”). We have successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. Going forward, we intend to primarily focus on our Water Management System business.

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

Going Concern

The accompanying unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited consolidated financial statements, we have generated a net loss of $552,525 in the first nine months of the fiscal year ended December 30, 2014 and we have a working capital deficit of $4,549,783 as of September 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of September 30, 2014 we have paid $9,000 towards the amount of damages claimed by the plaintiff and the remainder is reflected in accounts payable at September 30, 2014 and December 31, 2013.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  This amount was accrued in accounts payable at September 30, 2014 and December 31, 2013.

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

Operating leases

In connection with the appointment of our former CFO effective as of October 11, 2013, we moved our corporate office to New York, NY.  Currently, our corporate office continues to be located in New York, NY; however, in connection with the appointment of Mr. Barry Korn as our new CEO, we moved our corporate office to 575 Lexington Avenue, 4th Floor, New York, New York 10022. We share the office space with Mr. Korn’s other business. We are utilizing the office space, at no charge, and expect to continue utilizing this office space at no charge, except for a monthly charge by the landlord of $75 for mailing address privileges.

Warranty

We provide a limited product warranty against defects in materials and workmanship for water valves installed by us.  We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. The warranty reserve at December 31, 2013 and September 30, 2014 is $274,806.

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

Patterson Consulting Agreement

On October 1, 2013, we entered into a Consulting Agreement (the “Consulting Agreement”) with an affiliate of former Governor Patterson (the “Consultant”), pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services.  The effective date of the Consulting Agreement was September 1, 2013.  The Consulting Agreement will continue unless terminated by either party with prior written notice.  Under the terms of the Consulting Agreement, we agreed to pay the Consultant (i) $2,500 for the month of September 2013 and a quarterly cash payment of $15,000, in arrears, for each calendar quarter in which the Consultant provides such services to us, and (ii) a commission of 10% of the gross sales of the products generated by or on behalf of leads provided by the Consultant.  We also agreed to issue to the Consultant 100,000 shares of our restricted common stock for each of the 4 calendar quarters (or pro-rata thereof for a shorter period) in which the Consultant provides such services to us.  For the nine months ended September 30, 2014, 200,000 shares of common stock valued at $8,000 ($0.04 per share) were due to the Consultant. We have taken the position that the Consulting Agreement has been terminated as of December 2014 as the Consultant never provided any services to us from inception of the agreement. Accordingly, we do not believe that the Consultant is entitled to any shares or cash compensation.

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

Note 4. Prepayment Under the Water Management Agreement

In February 2014, Riverbay Corporation (“Riverbay”) approved Change Order #2 to the water management agreement. Pursuant to the terms of Change Order #2, we agreed to settle with Riverbay such that we would receive a discounted amount of $280,000 in lieu of a series of annual payments due to us as of such date under the water management agreement (amounting to $355,000). In addition, under the terms of Change Order #2, installed water valves used in the Project (with the exception of the water valve installed at 120 Elgar Place (the “Elgar Valve”)) became property of Riverbay.  Such settlement with Riverbay did not affect the ownership of the Elgar Valve, which we continue to own, and we continue to generate ongoing revenues with respect to the shared savings arrangement from such valve and any future valves that we install pursuant to the water management agreement. The $280,000 payment was made to us in February 2014. As a result of this settlement, we recognized during the first quarter in full the amount of $281,077 as cost of revenue earned.

Note 5. Debt and Preferred Stock Issuance

Debt Financings

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties are in discussions to extend the maturity date of the loan. This balance was outstanding at September 30, 2014 and December 31, 2013.

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

During the nine months ended September 30, 2014 we repaid $152,500 of previously borrowed funds from related parties. See footnote 8.

As of September 30, 2014, the balance of notes payable to related parties, including advances, was $960,587.  We are currently engaged in negotiations to extend the term of notes payable to certain related parties.

During the nine months ended September 30, 2014, we borrowed an aggregate of $155,430, of which $50,000 was from a third party and $105,430 was from a related party and repaid an additional $152,500 of loans outstanding.  The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

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

As a result of subsequent review of the transaction, even though we received the $50,000 of funding from this investor, we believe that no written agreement was formally executed between the parties for this financing and therefore, we intend to negotiate the terms of the financing with the investor.

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

During the year ended December 31, 2013, Water Tech exercised 19,035,638 warrants on a cashless basis, which had a fair value of $1,332,360 on the date of exercise, and received 18,790,174 restricted shares of our common stock as a result. The fair value was extinguished to additional paid-in capital on our consolidated balance sheets. At September 30, 2014 and December 31, 2013, the total fair value of the remaining outstanding warrants was $267,467 and $163,299.  The total change in fair value was $104,168, which was recognized as a loss on our consolidated statements of operations.

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

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2013 and September 30, 2014, respectively. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total

Derivative liabilities as of December 31, 2013	$-	$-	$163,299	$163,299

	Level 1	Level 2	Level 3	Total

Derivative liabilities as of September 30, 2014	$-	$-	$267,467	$267,467

The following table presents a roll-forward of the derivative liability measured at fair value by level within the fair value hierarchy as of December 31, 2013 and September 30, 2014, respectively.  Derivative liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Beginning derivative liability at December 31, 2013	$163,299
Mark-to-market loss	104,168
Ending derivative liability at September 30, 2014	$267,467

As described in Note 5. Debt and Preferred Stock Issuance, on February 8, 2014 we issued to a certain investor 500 shares of our Series A Preferred Stock as part of the sale of the Units.  Even though we identified conversion features embedded within Series A Preferred Stock, we have determined that the features associated with the embedded conversion option should not be accounted for at fair value as a derivative liability. As a result of a subsequent review of the transaction, we believe that no written agreement was formally executed between the parties for this financing and therefore, we intend to negotiate the terms of the financing with the investor.

Note 7. Common Stock and Preferred Stock

Stock-Based Compensation

We periodically grant restricted equity or equity awards to our employees, directors and consultants.  We are required to make estimates of the fair value of the related instruments when granted and recognize expense over the period benefited, usually the vesting period. During the nine months ended September 30, 2014, we did not issue any shares of our common stock for services to our employees, directors and consultants.

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

A summary of our preferred stock issuances for the nine months ended September 30, 2014 is set forth below:

	Shares	Conversion Price
Outstanding at December 31, 2013	1,200	$0.20
Granted	500	0.20
Converted	-	-
Forfeited as a result of Note prepayment	-	-
Outstanding at September 30, 2014	1,700	$0.20

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

As of September 30, 2014 and through the date of this report, we believe that it is unlikely that any of the milestones described above will be meet and accordingly, we have not recorded any expense for these warrants.

Note 8. Related Party Transactions and Debt Repayment

During the nine months ended September 30, 2014 we repaid $152,500 of previously borrowed funds from related parties.  Please also see Note 5. Debt and Preferred Stock Issuance.

As of September 30, 2014, the balance of notes payable to related parties (due to current Interim CEO and to a former director), including advances, is $932,087.

During the nine months ended September 30, 2014, we borrowed an aggregate of $105,430 from related parties.  The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lender to formalize the terms of the loans.

On August 22, 2014, Ron Ulfers, Jr., a director of our Company, informed us of his intention to resign from the Board of Directors, effective immediately, as a result of him no longer being able to devote the level of commitment necessary to carry out his duties as a director of our Company.

On September 15, 2014 Barry P. Korn was appointed as our new Chief Executive Officer. Effective as of the same date, Dr. Robert Thomson resigned from his positions of President and Chief Executive Officer of our Company, but will remain our Acting Chief Financial Officer and Chairman of the Board of Directors.

We entered into an employment agreement with Mr. Korn on August 27, 2014 and it became effective on September 15, 2014. The Employment Agreement provides that Mr. Korn will receive an annual salary of $150,000, which salary will be increased annually, on January 1, based upon the percentage increase in the Consumer Price Index for the immediately preceding year. Mr. Korn will also receive a sign-on bonus in the form of warrants to purchase 15,000,000 shares of the Company's common stock, $0.0001 par value per share (the "Common Stock"), exercisable for a period of 3 years from the date of issuance at $0.03 per share; provided that none of such warrants shall vest until the Loan (as defined herein) is made to the Company within the provided time period. In consideration of Mr. Korn arranging for his specialty finance company, Barrett Capital Corporation (“BCC”), to provide the Company within 30 days of the effective date of his appointment as the Chief Executive Officer a loan of $100,000 (the "Loan") for the purposes outlined in the Employment Agreement, and an additional $150,000, if Mr. Korn deems it appropriate, to pay for the Company's corporate expenses, Mr. Korn shall receive warrants to purchase 50,000,000 shares of Common Stock, exercisable for a period of 3 years from the date of issuance at $0.03 per share; provided that none of such warrants shall vest until the Loan (as defined herein) is made to the Company within the provided time period. Mr. Korn and BCC did not fund the loan within the provided time period and therefore we will not be issued any of the warrants to Mr. Korn.

Note 9. Subsequent Events

In October 2014, BCC began advancing funds to us to enable us to install additional water valves pursuant to the water management agreement. The amount due to Mr. Korn and BCC from September through December 31, 2014 (including Mr. Korn’s accrued and unpaid salary and BCC’s advances) is approximately $65,500.

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

Company Overview

We are a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system (as discussed below).  We currently use independent contractors to market our products and services.  Our two businesses are energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”).  We have successfully deployed these savings measures at Co-Op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.  We hope to install additional water valves at the Co-Op City project and/or for different partners in the 2015 fiscal year, subject to the availability of sufficient financial resources.  However, there can be no assurance that we will be able to accomplish this or that any shared savings terms will be favorable to us.

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

Going forward, we intend to primarily focus on the installation of our Water Management Technology business.

Recent Developments - Operations

Effective as of September 15, 2014, we appointed Barry P. Korn as our new Chief Executive Officer. Effective as of the same date, Dr. Robert Thomson resigned from the positions of President and Chief Executive Officer of our Company, but remains our Acting Chief Financial Officer and Chairman of the Board of Directors. In connection with Mr. Korn’s appointment, we entered into an employment agreement with Mr. Korn. For a summary of the terms of the employment agreement, please see our Current Report on Form 8-K filed with the SEC on September 19, 2014.

In connection with Mr. Korn’s appointment, in September 2014 we moved our principal executive office to 575 Lexington Avenue, 4th Floor, New York, New York 10022.

Recent Developments - Financings

During the nine months ended September 30, 2014, we borrowed an aggregate of $155,430, of which $50,000 was from a third party and $105,430 was from a related party and repaid in the first quarter of 2014 $152,500 of funds previously borrowed from certain related parties. The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lenders to formalize the terms of the loans.

Results of Operations

Three and nine months ended September 30, 2014 as compared with the three and nine months ended September 30, 2013

Revenue earned for the three and nine months ended September 30, 2014 was $16,330 and $351,191, respectively, as compared to revenue earned of $200,000 and $835,440 for the three and nine months ended September 30, 2013. The decrease in revenue of $183,670 for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to the reduced number of water valves from which we generated shared water savings during such period. The decrease in revenue of $484,249 for the nine months ended September 30, 2014, as compared to the same period in 2013, was also primarily due to the reduced number of water valves from which we generated shared water savings during such period.

Cost of revenue earned was $0 and $309,465, or 0% and 88.1%, respectively, of our revenue earned for the three and nine months ended September 30, 2014, respectively, as compared to $60,000 and $457,687, or 3.0% and 54.8%, respectively, of our revenue earned for the three and nine months ended September 30, 2013.  Cost of revenue earned for the three and nine months ended September 30, 2014 and 2013 was related to our Energy Efficiency and water management businesses, as well as recognition of all deferred project costs on the monetization of the annual amounts due to us as of such date under the water management agreement as a result of a settlement with Riverbay Corporation (“Riverbay”), which occurred during the first quarter of 2014. Gross profit for the three and nine months ended September 30, 2014 was $16,330 and $41,726, as compared to $140,000 and $377,753 for the three and nine months ended September 30, 2013, respectively.  The decrease in gross profit in the three and nine months ended September 30, 2014 is attributable to lower revenue earned during such period, as compared to the same period in 2013. Cost of revenue for the 2013 periods included amortization of project costs and installation.

Selling, general and administrative expenses for the three and nine months ended September 30, 2014 were $35,524 and $423,507, respectively, as compared to the selling, general and administrative expenses of $304,644 and $876,328 for the same periods in 2013.  The decrease of $269,120 for the three months ended September 30, 2014, as compared to the same period in 2013 is primarily attributable to a reduction in insurance expenses of $92,473, lower marketing expenses of $33,700 and a decrease of $55,881 in professional fees. The decrease of $452,821 for the nine months ended September 30, 2014, as compared to the same period in 2013 is primarily attributable to a decrease of $211,968 in professional fees, reduced salaries and compensation expenses of $100,375 and reduced insurance expenses of $81,156.

Our operating loss for the three and nine months ended September 30, 2014 was $20,214 and $384,840, respectively, as compared to an operating loss of $165,664 and $501,632 for the three and nine months ended September 30, 2013, respectively.  The decrease in the operating loss for the three and nine months ended September 30, 2014 is primarily attributable to smaller cost of revenue and reduced selling, general and administrative expenses during such period.

Interest expense, net, for the three and nine months ended September 30, 2014 was $24,522 and $71,566, respectively, as compared to $7,622 and $350,065, for the same periods in 2013, respectively.  Interest expense, net, for the three months ended September 30, 2014 increased as a result of us borrowing more in the three period ended September 30, 2014 as compared to the same period in 2013. Interest expense, net, for the nine months ended September 30, 2014 decreased as a result of us borrowing less in the nine month period ended September 30, 2014 as compared to the same period in 2013. In addition, interest expense for the nine months ended September 30, 2013 included interest awarded as part of an arbitration award to our former chief financial officer, in addition to the amortization of a $310,000 debt discount during the nine months ended September 30, 2013.

Gain (loss) on derivative liability for the three and nine months ended September 30, 2014 was $7,900 and $(104,168), respectively, as compared to losses of $(257,086) and $(1,442,561), respectively, for the same periods in 2013.  The substantial decrease in gain (loss) on derivative liability of $264,986 and $1,338,393, respectively, is due to fluctuations in share price which impact the fair value of the derivative liabilities associated with the warrants issued as additional consideration to the notes payable to related parties, which warrants were partially exercised in the second quarter of 2013.  See Note 6 to our condensed consolidated financial statements included herein for further information.

We incurred a net (loss) of $(36,836) and $(552,525) for the three and nine months ended September 30, 2014, respectively, as compared to a net income (loss) of $1,004,732 and $(859,154) for the three and nine months ended September 30, 2013, respectively.  The increase in our net (loss) of $1,041,568 for the three months ended September 30, 2014 and a decrease in our net (loss) of $306,629 for the nine months ended September 30, 2014, respectively, was attributable to the factors discussed above.  The net (loss) per share, basic and diluted, was $(0.00) per share for the three months ended September 30, 2014, as compared to a net income of $0.02 per share for the three months ended September 30, 2013. The net loss per share, basic and diluted, was $(0.01) per share for the nine months ended September 30, 2014, as compared to a net loss of $(0.02) per share for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of $4,549,783 as of September 30, 2014, as compared to a working capital deficit of $4,305,962 at December 31, 2013.  The increase in the working capital deficit is primarily due to the amounts spent on water valve installation and project costs associated as noted above, a decrease in bridge loans from related parties of $47,070 as a result of repayments, offset by increases in the derivative liability of $104,168, as well as recognition in full of all deferred project costs of $281,077 on monetization of the Riverbay water management contract. We had less than $500 in cash at September 30, 2014, as compared to $15,102 at December 31, 2013.  The decrease in cash is attributable to the repayment of our debt, including debt held by related parties, and increased cost of revenue, offset by higher gross profit of the installations completed in the first quarter of 2014.

On February 8, 2014, we sold to a certain accredited investor 5 Units at a purchase price of $10,000 per Unit, for aggregate gross proceeds of $50,000.  Each unit (collectively, the “Units”) consisted of (i) a promissory note in the principal amount of $10,000 (collectively the “Note”), and (ii) 100 shares of our preferred stock, $0.0001 par value per share (the “Preferred Stock”), with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at the investor’s option, into 500 shares of our common stock without the payment of any additional consideration. As a result, we issued to the investor a Note in the principal amount of $50,000 and 500 shares of Series A Convertible Preferred Stock.  We used the net proceeds from the sale of the Units as general working capital. As a result of subsequent review of the transaction, we believe that no written agreement was formally executed between the parties for this financing and therefore, we intend to negotiate the terms of the financing with the investor.

In February 2014, Riverbay approved Change Order #2 to the water management agreement. Pursuant to the terms of Change Order #2, we agreed to settle with Riverbay such that we would receive a discounted amount of $280,000 in lieu of a series of annual payments due to us as of such date under the water management agreement (amounting to $355,000). In addition, under the terms of Change Order #2, installed water valves used in the Project (with the exception of the water valve installed at 120 Elgar Place (the "Elgar Valve")) became property of Riverbay. Such settlement with Riverbay did not affect the ownership of the Elgar Valve, which we continue to own, and we continue to generate ongoing revenues with respect to the shared savings arrangement from such valve and any future valves that we install pursuant to the water management agreement. The $280,000 payment was made to us in February 2014. As a result of this settlement, we recognized in full all deferred project costs associated with the contract, in the amount of $281,077.

During the nine months ended September 30, 2014, we borrowed an aggregate of approximately of $155,430, of which $50,000 was from a third party and $105,430 was from a related party and repaid in the first quarter of 2014 $152,500 of funds previously borrowed from certain related parties. The loans were not evidenced by promissory notes and the parties have yet to formalize the terms of the loans, such as the interest rate or maturity date. We are currently negotiating with the lenders to formalize the terms of the loans.

As of September 5, 2014, we have cash of approximately $200.  If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project.  We believe that we will be able to sustain our current level of operations for approximately the next twelve months, if we are able to complete the remaining water valve installations under our water management agreement with Riverbay and are able to timely collect monthly payments from Riverbay due from the shared water savings.  However, these funds will be insufficient to fully implement our business plan and satisfy our current and prior outstanding obligations, including our expenses.  Accordingly and to fully execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2013 consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, we generated a small amount of revenue in the nine months of 2014 and we have a working capital deficit of $4,549,783 as of September 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

For the three months ended September 30, 2014, there were no accounting standards, pronouncements or interpretations issued by the FASB or the SEC that are expected to have a material impact on our financial position, operations or cash flows or present or future consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2014.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under “Note 3. Commitments and Contingencies - Legal Matters” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report is incorporated by reference in response to this Item.

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

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2014, we had a working capital deficit of $4,549,783 and for the nine months ended September 30, 2014, we incurred a net loss of $(552,525).   Notwithstanding us raising $50,000 in the first quarter of 2014, receiving in the first quarter of 2014 a discounted amount of $280,000 from Riverbay in lieu of a series of annual payments due to us as of such date under the water management agreement (amounting to $355,000), and borrowing approximately $65,500 from an entity affiliated with our CEO since September 30, 2014, due to the critical need of cash, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our future is dependent upon our ability to obtain additional financing and upon the future success of our business.  The unaudited financial statements included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.  In addition, the report of our independent registered public accounting firm on our December 31, 2013 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

GEM continues to be in default under the terms of the unsecured promissory notes issued under the $500,000 Line of Credit Agreement entered into with a related-party lender.  As of June 30, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date.  During the second quarter ended June 30, 2011, GEM borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the notes was due on March 31, 2012 and June 30, 2012, respectively. The notes were not extended and are currently in default. This balance was outstanding at September 30, 2014 and December 31, 2013.  As of September 30, 2014, the balance of notes payable to related parties, including advances, was $932,087.  Upon an event of default, the holder of the notes may require GEM to redeem all or a portion of the notes.  We intend to pay off the notes, including all accrued interest due thereon, as and when funding or revenues permit.

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
2.1	Merger Agreement, dated as of April 29, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed March 31, 2010, Exhibit 10.1
2.2	Amendment No. 1 to the Merger Agreement, dated as of April 30, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed April 30, 2010, Exhibit 10.1
2.3	Amendment No. 2 to the Merger Agreement, dated as of June 16, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed June 18, 2010, Exhibit 10.1
2.4	Amendment No. 3 to the Merger Agreement, effective as of July 22, 2010, by and among CDSS Wind Down, Inc., CDSS Merger Corporation and Green Energy Management Services, Inc.	Supplement to Definitive Information Statement on Schedule 14C (No. 000-33491), filed July 26, 2010, Annex 1
2.5	Certificate of Merger filed with the Secretary of State of the State of Delaware on August 20, 2010, effecting the merger of CDSS Merger Corporation and Green Energy Management Services, Inc.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 2.5

3.1	Amended and Restated Certificate of Incorporation of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., effecting the 1 for 3 reverse stock split of all of CDSS Wind Down, Inc.’s common stock	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.2
3.3	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc. increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000 and reducing the par value per share from $0.01 to $0.0001 per share.	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3
3.4	Amended and Restated Bylaws of CDSS Wind Down, Inc.	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2
3.5	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., changing the name of the Company to Green Energy Management Services Holdings, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Green Energy Management Services Holdings, Inc., effecting the 1-for-10 reverse stock split of all of Green Energy Management Services Holdings, Inc.’s common stock.	Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012, Exhibit 3(i)1
3.7	Certificate of Designation of Series A Convertible Preferred Stock.	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 3.7
4.1	Common Stock Purchase Warrant (2nd Warrant), dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit C
10.1	Technology License Agreement by and between PMP Pool Maintenance Protection, Inc., Juan Carlos Bocos and Green Energy Management Services, Inc. dated September 29, 2010	Registration Statement on Form S-1/A ((File No. 333-169496) filed October 28, 2010, Exhibit 10.9
10.2	Sales and User Agreement, dated as of November 2, 2010, by and between The Riverbay Fund, Inc. and Green Energy Management Services, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed November 24, 2010, Exhibit 10.15
10.3	Technology Assignment by and between PMP Pool Maintenance Protection, Juan Carlos Bocos and Green Energy Management Services, Inc. dated February 23, 2011	Annual Report on Form 10-K (File No.000-33491), filed April 16, 2012, Exhibit 10.20
10.5	Consulting Services Agreement, effective as of March 3, 2011, by and between SE Management Consultants, Inc. and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.21
10.6	Sales Agency Agreement, effective as of March 3, 2011, by and between Energy Sales Solutions, LLC and Green Energy Management Services, Inc.	Annual Report on Form 10-K (File No. 000-33491), filed March 31, 2011, Exhibit 10.22
10.9	Water Management Agreement, dated as of May 3, 2011, by and between Green Energy Management Services, Inc. and Riverbay Corporation	Quarterly Report on Form 10-Q (File No. 000-33491), filed August 15, 2011, Exhibit 10.24
10.10	8% Secured Promissory Note, dated December 31, 2012, issued to Water Tech World Wide, LLC	Schedule 13D (File No. 005-380257), filed February 27, 2013, Exhibit A
10.11	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.13
10.12	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Jay Ennis, Financial Partners Funding, LLC and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.14
10.13	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and John Morra and his affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.15

10.14	Form of Subscription Agreement to purchase the Company’s Units consisting of a 16.5% Promissory Note and Shares of Preferred Stock	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.14
10.15	Form of the Company’s 16.5% Promissory Note issued as part of the Units	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.15
10.16	Consulting Agreement with Selig & Associates, dated as of September 19, 2013	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 10.16
10.17	Separation and Release of Claims Agreement, dated as of April 28, 2014, as amended, by and among the Company and John Tabacco and his affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed September 15, 2014, Exhibit 10.17
10.18	Consulting Agreement with John Tabacco, dated as of May 28, 2014	Quarterly Report on Form 10-Q (File No. 000-33491), filed September 15, 2014, Exhibit 10.18
10.19	Employment Agreement with Barry P. Korn, dated as of August 27, 2014	*
21.1	Subsidiaries of the Company	Annual Report on Form 10-K (File No. 000-33491), filed April 16, 2012, Exhibit 21.1
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.INS	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Dated: January 5, 2015	By:	/s/ Barry P. Korn
	Name:	Barry P. Korn
	Title:	Chief Executive Officer

Dated: January 5, 2015	By:	/s/ Dr. Robert Thomson
	Name:	Dr. Robert Thomson
	Title:	Acting Chief Financial Officer and Chairman (Principal Accounting Officer)

