Form 10-K
period 2014-12-31
Green Energy Management Services Holdings, Inc.
filed 2015-09-08
CIK 1164552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-33491

Green Energy Management Services Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-2873882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Lexington Ave, 4th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (212) 319-8400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2014, was approximately $2.7 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the registrant’s common stock.

As of June 30, 2015, the registrant had outstanding 67,941,949 shares of common stock, $0.0001 par value.

PART I

Cautionary Statement Regarding Forward-Looking Statements

Green Energy Management Services Holdings, Inc. and its wholly owned subsidiary (collectively referred to as the “Company,” “we,” “us,” or “our”; references to “GEM” refer only to Green Energy Management Services, Inc., our wholly-owned subsidiary) has made forward-looking statements in this Annual Report on Form 10-K (this “Annual Report”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our Company. Forward-looking statements include, without limitation, the information regarding: conditions to, and the timetable for, completion and integration of acquisitions and the future economic performance of our subsidiaries. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “contemplate,” “estimate,” “could,” “might,” “project,” “predict,” “potential,” or “continue” or the negative or other variations thereof or comparable terminology.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Important factors that could affect our future results include, without limitation, the following:

●	our limited operating history may make it difficult to evaluate our business to date and future viability;

●	our limited operating history, inability yet to attain profitable operations and need of additional financing to fund our new business model, provide a doubt about our ability to continue as a going concern, and our ultimate success may depend upon our ability to raise additional capital;

●	our success will depend on our ability to retain our managerial personnel and attract additional personnel;

●	we heavily rely on Lotus to perform the services contemplated by our new business model and the loss of the services of Lotus or the termination of the Advisory Services Agreement could have a material adverse effect on us;

●	difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, results of operations and our ability to raise additional capital;

●	through the beneficial ownership of a significant amount of shares of our common stock, our affiliate may have the ability to influence the election of our directors and the outcome of matters submitted to our stockholders;

●	we are subject to the information and reporting requirements of federal securities laws, and compiling with these requirements will divert resources that we might have used in other aspects of our business;

●	our ability to establish and maintain an effective system of internal control over financial reporting;

●	we may still be required to be responsible for any liabilities under the Riverbay Lighting Agreement despite the assignment as part of the Asset Sale;

●	the legal recreational and/or medical marijuana industry is a new and emerging, and we will be subject to various risks arising therefrom;

●	marijuana remains illegal in the United States under federal law;

●	our business could be adversely affected by increased competition and we may not be able to compete successfully;

●	we cannot predict the impact that changes in existing governmental regulation or the implementation of future governmental regulation of the legal marijuana industry will have on our business;

●	as a result of us having become a public company by means of a reverse merger transaction, we may not be able to attract the attention of major brokerage firms;

●	a decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations;

●	we do not expect to pay dividends in the foreseeable future;

●	there is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained;

●	our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares;

●	offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

●	we may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay; and

●	our assumptions regarding the federal tax consequences of the 2006 asset sale and our assumption that we will not have to pay Texas franchise tax as a result of the closing of the sale may be inaccurate.

The above-mentioned factors are described in further detail in Item 1A of this Annual Report under the section captioned “Risk Factors” set forth below. You should assume the information appearing in this Annual Report is accurate only as of December 31, 2014 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 1. Business

As used in this Annual Report, unless the context otherwise indicates, references to the “Company,” “we,” “our” or “us” regarding the Company’s business operations and financial results for the fiscal years ended December 31, 2014 and 2013 and as of March 17, 2015, refer to the Company and its prior business direction of engaging in the Energy Efficiency (as defined below) business. References to the “Company,” “we,” “our” or “us” regarding our business operations and financial results for the fiscal years ending December 31, 2015 and after March 17, 2015, refer to us and our new business direction of being a technology service provider to the expanding legal cannabis industry, as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states. Prior to our change in business model, in the first quarter of 2015, we authorized a consultant to conduct research efforts into the legal cannabis industry to determine what opportunities were available for us. In connection with the change of our business direction, on March 17, 2015, we also executed the Asset Sale (each as defined below) relating to our Energy Efficiency business. The financial statements included in this Annual Report summarize our financial results for the fiscal years ended December 31, 2014 and 2013.

Organizational History

We were incorporated pursuant to the laws of the State of Delaware in December 1996. On August 20, 2010, pursuant to the terms of the Merger Agreement among us, GEM and our newly-created wholly-owned subsidiary, CDSS Merger Corporation (“Merger Sub”), the Merger Sub merged with and into GEM (the “Merger”) and GEM, as the surviving corporation, became our wholly-owned subsidiary. As a result of the Merger, we succeeded to the business of GEM as our sole line of business and changed our name to “Green Energy Management Services Holdings, Inc.” On March 17, 2015, we changed our business direction to proceed with establishing a business in the legal cannabis industry (as more fully discussed below).

Change of the Company’s Business Direction and the Company’s Leadership

Effective as of March 17, 2015, after an exhaustive search of our business alternatives, to increase shareholder value, our Board of Directors (the “Board”) deemed it advisable and in the best interests of our Company and our shareholders to move away from our Energy Efficiency Business in order to be a technology service provider to the expanding legal cannabis industry, as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states. Such a change in the business direction was conditioned us entering into the Advisory Services Agreement and executing the Asset Sale.

On March 17, 2015, we entered into the Advisory Services Agreement (the “Advisory Services Agreement”) with Lotus MMJ Consulting, LLC, pursuant to which Lotus agreed to (i) provide certain services (including consulting services) to, or on behalf of, our Company in the area of legal medical marijuana sales and dispensary operations, cultivation, and processing, as well as retail marijuana sales, and (ii) assist us in facilitating a Business Combination (as defined below) in Colorado and/or such other states as mutually agreed to by the Company and Lotus, all as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states, and as more fully described below under “Lotus Advisory Services Agreement”. As a result, we became a technology service provider to the expanding legalized marijuana industry.

In connection with the Advisory Services Agreement, on March 17, 2015, GEM entered into the Asset Purchase Agreement (the “APA”) with Barrett Green Management LLC (“BGM”), an affiliate of Barry P. Korn, the Company’s then former Chief Executive Officer of the Company. Pursuant to the APA, among other things, GEM consummated the Asset Sale (as defined below) related to its energy saving lighting products and water conservation technology, including water valves, business (the “Energy Efficiency Business”).

In connection with the Asset Sale, Mr. Korn resigned from all of his positions with us and entered into the Separation Agreement. However, in connection with Dr. Robert Thomson’s subsequent resignation from all of his positions with the Company due to medical reasons as a result of which he was no longer able to provide meaningful time and attention to the Company’s business, effective as of April 13, 2015, the Board deemed it in the best interests of our Company to reappoint Mr. Korn as the Company’s Interim Chief Executive Officer, Acting Chief Financial Officer, Interim Chairman of the Board and sole director, to help the Company transition into its legal cannabis business. The Board believed that Mr. Korn’s familiarity with our Company, our business and SEC public company requirements would best serve us and our shareholders to provide such leadership continuation until suitable Chief Executive Officer and Chief Financial Officer candidates are found.

Business Overview

Our New Business — On March 17, 2015, we entered into the Advisory Services Agreement with Lotus MMJ Consulting, LLC. With the assistance of Lotus, we became a technology service provider to the expanding legalized marijuana by (i) providing certain services (including consulting services) in the area of legal medical marijuana sales and dispensary operations, cultivation, and processing, as well as retail marijuana sales, and (ii) if we encounter an appropriate opportunity, facilitate a Business Combination (as defined below) in Colorado and/or other states, all as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states.

Among other things, with Lotus’ assistance we hope to (a) identify potential opportunities for the acquisition, licensing, and origination, of one or more (i) medical marijuana dispensaries, (ii) medical marijuana cultivation facilities, (iii) medical marijuana-infused products manufacturing facilities, (iv) retail marijuana stores, (v) retail marijuana cultivation facilities, or (vi) retail marijuana-infused products manufacturing facilities, (collectively referred to as the “Marijuana Facilities”), (b) provide guidance, direction and know-how to other companies or persons related to the business and know-how of growing, cultivating, dispensing, distributing manufacturing, operations, compliance, marketing, strategy, business development, licensing and/or management of marijuana for medical and/or retail purposes (as permitted by applicable state law) (the “Legalized Cannabis Business”), and (c) provide such other services related to the legal cannabis industry as maybe permitted currently or maybe permitted from time to time in the future by applicable state and federal laws. Please see below a more detailed description of the Advisory Services Agreement below under the section captioned “Lotus Advisory Services Agreement”.

As we proceed with our new legalized cannabis business model, we hope to enter into consulting and advisory agreements with new customers in the 2015 fiscal year and secure additional business opportunities focusing on the Legalized Cannabis Business, subject to the availability of sufficient financial resources. However, there can be no assurance that we will be able to enter into any such new agreements or that any such agreements will be on terms favorable to us.

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors and/or our management. There can be no assurance that any funding will be available to us from any parties, or on satisfactory terms and conditions, if at all. Accordingly, if we are unable to generate significantly higher revenues, positive cash flow and/or obtain additional funding to cover our operating expenses, we may be forced to curtail our intended current and future business operations and we may need to cease operations entirely.

Our Former Business— Prior to consummating the Asset Sale, we were a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system. We used commissioned sales representatives to market our products and services. Our two functional businesses were energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”). We successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings. Riverbay Corporation (“Riverbay”), which operates the Co-op City, was our only material customer as of December 31, 2014. See “Key Customers and Contracts” below.

We offered our clients all forms of solutions to maximize the level of Energy Efficiency which can be achieved given the technologies then available to us mainly based in two functional areas: (i) energy efficient lighting upgrades and (ii) water management system solutions (the “Water Management Technology”). For the energy saving lighting products market, we provided energy efficient lighting units and services to end users who utilize substantial quantities of electricity. Our energy managing products and services were primarily sold to municipal and commercial customers. For the water conservation technology market, we provided our clients with water conservation solutions, primarily under long-term, fixed-price contracts, offering them water valve technology, which has the ability to reduce residential and commercial water usage. We generally installed all of our clean technology at our cost and our revenues were derived from the shared savings with the owner of the project. We purchased products from outside suppliers and utilized outside contractors to complete customer projects. In the Energy Efficiency arena, we concentrated our marketing efforts within geographic regions exhibiting higher than average per kilowatt hour utility rates and water utilization rates and having energy customers who consume higher than average quantities of energy and water. We developed an Energy Efficiency/energy management program which, potentially, provided end-users alternatives to decrease their energy consumption. Additionally, in many instances, we assumed the management and maintenance of our clients’ lighting needs which affords our clients greater labor efficiencies. Our water conservation solutions typically did not require further maintenance during the life of the contract.

After 2 years of proof of concept usage of the water management technology, the installation of a water conservation valve at 120 Elgar Place, Co-Op City, Bronx, NY (the “Project”) has proven quantifiable savings to Riverbay in the amount of 8%, annualized. We agreed to share annual savings with Riverbay on a 50%/50% basis. The determination of proven savings caused Riverbay and Co-Op City to order a change to the existing water management agreement with GEM, extending the agreement by 3 more years and giving GEM the authorization to install 12 additional water conservation valves at the Co-Op City complex. In February 2014, Riverbay approved Change Order #2 to the water management agreement. Pursuant to the terms of Change Order #2, Riverbay agreed to additional annualized payments under the water management agreement amounting to $355,000. In addition, under the terms of Change Order #2, installed water valves used in the Project (with the exception of the water valve installed at 120 Elgar Place (the “Elgar Valve”) became property of Riverbay. Such settlement with Riverbay did not affect the ownership of the Elgar Valve, which we continued to own as of March 17, 2015, and as of such date we continued to generate ongoing revenues with respect to the shared savings arrangement from such valve. The annualized payments were monetized for $280,000 and payment was made to us in February 2014.

Lotus Advisory Services Agreement

On March 17, 2015, we entered into the Advisory Services Agreement with Lotus pursuant to which Lotus agreed to (i) provide certain services (including consulting services) to, or on behalf of, the Company related to the Legalized Cannabis Business, and (ii) assist us in facilitating a Business Combination (as defined in the Advisory Services Agreement) as maybe permitted from time to time in the by applicable state and federal laws. Among other things, Lotus agreed to (a) assist us in identifying potential opportunities for the acquisition, licensing, and origination, of one or more Marijuana Facilities, (b) provide guidance, direction and know-how to us and/or other parties or persons designated by us related to the Legalized Cannabis Business, and (c) assist us with such other services related to the cannabis industry as we shall request, all as maybe permitted currently or maybe permitted from time to time in the future by applicable state and federal laws. In addition, for our benefit, Lotus agreed to complete all due diligence on each Marijuana Facility or such other entity or person as we request and provide us with guidance and direction regarding the following aspects of the Marijuana Facilities operations: manufacturing, medical sales, retail sales, regulation and licensing, compliance, operations, marketing, grow management, environmental controls and client retention (all of such services are collectively referred to as the “Services”).

In consideration of the Services, we agreed to pay Lotus (i) an advisory fee of $150 per hour for the first 100 hours of Services and after such time, such hourly rate as the parties may agree, (ii) a nonrefundable success fee of $25,000 for each acquired Marijuana Facility license or already established and licensed Marijuana Facility or any completed Business Combination consummated by us with the direct assistance and advice of Lotus, and (iii) a post-success services fee which shall be determined and agreed to by the parties under separate written agreements. We also agreed to issue to Erik Santus, a principal of Lotus, as of the date of the Advisory Services Agreement, warrants to purchase 1,250,000 restricted shares of our common stock, with each warrant being a 3-year cashless warrant to purchase one share of our common stock at an exercise price of $0.01 per share (the “Initial Warrants”). The Initial Warrants vested immediately. In addition, we agreed to issue to Mr. Santus warrants to purchase up to 2,000,000 restricted shares of our common stock, with each warrant being a 3-year cashless warrant to purchase one share of our common stock at an exercise price of $0.01 per share (the “Additional Warrants” and together with the Initial Warrants, the “Warrants”). The Additional Warrants are required to be issued upon the closing of one or more Opportunities (as defined below) and if the minimum value of such Opportunities aggregates to at least $2,000,000.

Our Services In the Legal Recreational and Medical Marijuana

We officially began operations in the legal marijuana sector on March 17, 2015, after our earlier efforts to retain a consultant to conduct research efforts into the legal cannabis industry to determine what opportunities were available for us. After the passing of the referendum that decriminalized recreational marijuana use in Colorado and with the research efforts of such consultant, entering into the Lotus Agreement has allowed us to work towards implementing a strategy of how to apply our and Lotus’ understanding of agronomy and strategic competences to develop a business plan that would enable us to effectively compete in the Colorado legal marijuana sector. With the successful introduction of legal recreational marijuana use in Colorado, Washington and certain other states, subject to obtaining sufficient funding, we also hope to establish a subsidiary in each such state to operate as a grower, processor, distributor and/or retailer of legal recreational and/or medical marijuana in jurisdictions where it has been or is expected to be approved.

Initially, we determined that it was in our shareholders’ best interests for us to enter the legal cannabis market via a proven entity that possessed years of experience in growing and retailing marijuana. We believe that doing so through Lotus should accelerate revenue opportunities for our Company. Those opportunities, however, will be subject to our ability to raise capital to either startup or acquire businesses that operate in the space. We plan to initially seek customers whose intent is to participate in the legal marijuana industry. As a result of our relationship with Lotus, such customers would be provided with various forms of operating expertise through Lotus. We may elect to charge a fee for providing such services, however, in states where legislation allows, we may elect to collect a royalty based on the revenues that such customers generate. While this is not a new concept in the legalized marijuana industry, we have yet to accomplish this objective due to lack of funding.

Through Lotus, we are also researching measures to gain access to the production of CBD oils through growing of the Hemp plant. According to HempMeds, CBD is an abbreviation for cannabidiol, a prominent naturally-occurring cannabinoid component found in cannabis that comprises up to 40% of the plant. Cannabidiol is “a cannabinoid devoid of psychoactive effect.” After THC (Δ9-tetrahydrocannabinol), CBD is by far the most studied natural cannabinoid. According to many researchers, CBD may be the single most important cannabinoid ever discovered. The endocannabinoid system (ECS) is one of science’s newest and most exciting discoveries. The ECS regulates relaxation, eating, sleeping, certain inflammation responses and even cognitive function. There are two types of cannabinoid receptors found throughout the body (CB1 and CB2), but they are most abundant in the brain and immune system respectively. ECS is responsible for making sure your entire body is working optimally.

Subject to obtaining sufficient funding, we also intend to seek licensing opportunities in states which have legalized recreational and/or medical marijuana use. We plan to establish a unified look and brand, or license a well-known brand, to commence our retail and grow operations and, where permitted by law, supply our retail dispensaries with marijuana we grow.

Overall, 25 states have considered industrial hemp legislation in 2014, according to Vote Hemp. Thirteen states—California, Colorado, Hawaii, Indiana, Kentucky, Maine, Montana, Nebraska, North Dakota, Oregon, Utah, Vermont and West Virginia—now allow industrial hemp farming for research and/or commercial purposes. Other states have legalized growing hemp for commercial as well as research purposes (though this puts them in conflict with federal laws). In March 2015, Indiana passed a bill allowing farmers to grow hemp for research or commercial uses. Tennessee's legislature passed a similar bill in April 2015, which is waiting on approval from Gov. Bill Haslam. A South Carolina version of such bill passed the senate and is awaiting further action in the House of Representatives. In addition to the immediate target states and activities, we hope to establish a presence in some of these other states. All operations are expected to be conducted through subsidiary entities formed in the state within which business activities are taking place and in full compliance with applicable state marijuana laws, thereby positioning us to meet residency requirements if and when recreational and/or medical marijuana use is legalized and licensing opportunities arise

To date we have made no progress on the growing of or acquiring resources or companies associated with the Hemp industry or the legalized recreational and/or medical marijuana use due to lack of funding. Any progress that could be accomplished in the future will also be subject to state, and potentially federal, regulatory approval.

Key Customer and Agreements

Advisory Services Agreement — On March 17, 2015, we entered into the Advisory Services Agreement with Lotus. See above a more detailed description of the agreement below under the section captioned “Lotus Advisory Services Agreement”.

Riverbay Agreements — On November 2, 2010, we entered into a Sales and User Agreement (the “Riverbay Lighting Agreement”) to provide energy management lighting installation and services to Riverbay, the management company of Co-op City, located in Bronx, a borough of New York City. The Riverbay Lighting Agreement entails replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within the Project. The Riverbay Lighting Agreement became effective on the date of execution and its term is 10 years from the date of substantial completion of installation by GEM of the fixtures, which occurred during the third quarter of 2011. Under the Riverbay Lighting Agreement, we were responsible for the repairing or replacing of the bulbs over the life of the 10 year contact. The bulb supplier warranted the bulbs for 100,000 hours. Accordingly, we computed that the best estimate of the potential liability for maintenance to be approximately $312,427, which was accrued as of December 31, 2014. All of our rights and liabilities under the Riverbay Lighting Agreement were assigned as part of the Asset Sale.

On May 3, 2011, GEM entered into a Water Management Agreement (the “Riverbay Water Agreement”) with Riverbay to provide Water Management Technology to Riverbay. Under the Riverbay Water Agreement GEM was to install proprietary water valves (the “Units”) in 13 residential structures in the Project. In consideration for the installation of the Units, during the term of the Riverbay Water Agreement, Riverbay agreed to remit to GEM 50% of the monthly cost savings achieved within the Project. All of the Units with the exception of one structure have been installed. The original Riverbay Water Agreement provided for five years of shared savings from the date of completion of installation of the Units. Neither GEM nor Riverbay Corp. could terminate the Riverbay Water Agreement during its term except for “cause” (as defined in the Riverbay Water Agreement). In July 2013, Riverbay approved Change Order #1 to the Riverbay Water Agreement to extend the Riverbay Water Agreement by three years. At the end of the additional 1-year extension of the shared savings component to 6 years from 5 years, our water valves used in the Project were to become the property of Riverbay. In February 2014, Riverbay approved Change Order #2 to the water management agreement, pursuant to which, we agreed to settle with Riverbay such that we would receive a discounted amount of $280,000 in lieu of a series of annual payments due to us as of such date under the Riverbay Water Agreement (amounting to $355,000). In addition, under the terms of Change Order #2, previously installed water valves used in the Project (with the exception of the water valve installed at 120 Elgar Place (the “Elgar Valve”)) became property of Riverbay. Such settlement with Riverbay did not affect the ownership of the Elgar Valve, which we continued to own as of March 17, 2015. The $280,000 payment was made to us in February 2014. All of our rights and liabilities under the Riverbay Lighting Agreement were assigned as part of the Asset Sale.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with Barrett Capital Corporation (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Lighting Agreement, related to the Project. The purpose of the Assignment Agreement was for GEM to promptly monetize total projected revenues over the life of the Riverbay Lighting Agreement of approximately $1,900,000 in order to provide GEM with immediate cash liquidity. GEM remained responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Lighting Agreement. Under the Assignment Agreement, as of December 31, 2012, GEM had received approximately $316,200 of the purchase price. In April 2013 GEM received $456,798, the balance due under the Assignment Agreement (net of applicable fees and expenses). The Assignee is wholly owned by Barry Korn, our current Interim Chief Executive Officer, Interim Chairman of the Board of Directors and acting Chief Financial Officer. At the time of the consummation of this assignment, the Assignee was an unaffiliated third party as Mr. Korn was not an officer or director of our Company. However, as of the date of the filing of this Annual Report, the Assignee is now deemed to be a related party. Pursuant to the APA, all of our work, obligations, liabilities, claims and expenses required by the Riverbay Lighting Agreement were assigned as part of the Asset Sale.

For each of the years ended December 31, 2014 and 2013, Riverbay accounted for 100% of our total contract revenue.

Asset Purchase Agreement

In connection with entering into the Advisory Services Agreement, on March 17, 2015, we entered into the APA with BGM. Pursuant to the APA and related Assignment and Assumption Agreement, (i) GEM sold to BGM all of its assets (the “Asset Sale”) related to our Energy Efficiency Business, and (ii) BGM assumed all of GEM’s and our liabilities associated with any contracts related to the Energy Savings Business, including (a) any and all liabilities owed by us and/or GEM to Riverbay under any of the contracts between us and/or GEM and Riverbay (including, any liabilities associated with repairing or replacing of the bulbs over the life of the lighting contract with Riverbay, estimated at approximately $310,000), and (b) any and all liabilities owed by us and/or GEM under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011 (collectively, the “Liabilities”). The consideration for the Asset Sale was BGM’s assumption of all of the Liabilities and Mr. Korn’s agreement to waive any payments or compensation due to him under his Employment Agreement with us. The total amount of such Liabilities, payments and compensation exceeded $407,000.

Other Agreements

In March 2015, we entered into a Satisfaction and Mutual Release Agreement (the “Ulfers Agreement”) with Ronald P. Ulfers, Jr., our former executive officer and director, and his affiliates (collectively, the “Ulfers Affiliates”) pursuant to which the Ulfers Affiliates agreed to settle and waive any and all other outstanding claims, debts, amounts, payments and liabilities owed by us and/or GEM to the them, including any outstanding payables. The Ulfers Agreement contained certain customary representations, warranties and conditions, including without limitation, mutual release of claims, confidentiality and non-disparagement terms. Upon the execution of the Ulfers Agreement all such outstanding claims and liabilities on our books were written off and will be recorded as a gain on settlement of debt for our first fiscal quarter of 2015.

In March 2015, we entered into a Satisfaction and Release Agreement (the “CFA Agreement”) with Clearwater Financial Advisors, LLC (“CFA”) and its affiliates (collectively, the “CFA Affiliates”) pursuant to which the CFA Affiliates agreed to (i) convert $500,000 of the outstanding loans made by CFA to us into 2,000,000 shares of our common stock, or $0.25 per share, (ii) and otherwise settle and waive any and all other outstanding claims, debts, amounts, payments and liabilities owed by us and/or GEM to the CFA Affiliates (which exceeded $600,000, including the $500,000 that was converted), including any outstanding payables to CFA. The CFA Agreement contained certain customary representations, warranties and conditions, including without limitation, release of claims by the CFA Affiliates, confidentiality and non-disparagement terms. Upon the execution of the CFA Agreement all such outstanding claims and liabilities on our books were written off and will be recorded as a conversion of debt into equity and a gain on settlement of debt for our first fiscal quarter of 2015.

In August 2013, we entered into a Settlement and Release Agreement with Watz Enterprises, L.L.C., Mark Deleonardis and their affiliates (collectively, the “Watz Affiliates”) pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of our common stock, in consideration for us paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013. As of December 31, 2014, approximately $23,000 has been paid to the Watz Affiliates. Pursuant to the agreement outstanding claims and liabilities in the amount of $396,000 on our books have been written off and recorded as a gain on settlement of debt in the same amount for the fiscal year ended December 31, 2013.

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

In August 2013, we entered into an agreement with Jay Ennis, Financial Partners Funding, LLC (“FPF”) and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Ennis Affiliates, in consideration for us paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) in consideration for us issuing to FPF 1,000,000 shares of our common stock with piggy back registration rights. The shares were granted specifically in consideration of cancelling the Option and the Commitment Letter, and not for cancellation of the debts due to the Ennis Affiliates. We paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on our books were written off and recorded as a gain on settlement of debt on our financial statements. The shares were subsequently issued in March 2014 and the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) were terminated.

Sales & Marketing

Our new line of business is anticipated to be marketed initially in Colorado due to favorable local and state regulations, and other states as we and Lotus determine, subject to applicable rules and regulations. We intend to focus our marketing efforts through our management, Lotus, consultants and our website, which we are in the process of revising to reflect our new business direction, as well as maintaining communications with future customers. Most of our marketing efforts, as well as other operational issues, will be contingent on our ability to raise working capital to fund these endeavors.

As of March 17, 2015, we have suspended our marketing efforts associated with our prior Energy Efficiency Business. Prior to such date, our internal sales force consisted of our Chief Executive Officer and various consultants, and we marketed, with our existing management team, to a small group of large-scale electricity and power consumers through targeted sales. Prior to such date we also contracted with outside sales personnel as independent contractors to market to specific large-scale lighting and water consumers. These contractors were compensated as a percentage of revenues or project profitability. Such consulting, sales and marketing agreements included the following agreements, which were either assigned as part of the Asset Sale or will be terminated by us as permitted under such agreements:

●	Sales Agency Agreement (the “Sales Agreement”), effective as of March 3, 2011, with Energy Sales Solutions, LLC (“ESS”), an affiliate of FPF, pursuant to which ESS agreed to serve, on a non-exclusive basis, as our sales representative for the solicitation and acceptance of orders for our entire line of energy-efficient, lighting products and other products and services offered by us in the United States, Canada, and the Caribbean. We agreed to pay ESS a commission of 10% of the gross sales of the products generated by or on behalf of ESS. We intend to terminate the Sales Agreement as may be permitted by its terms.

●	Technology license agreement (the “PMP Agreement”), dated as of September 29, 2010, with PMP and Juan Carlos Bocos, the assignees of the rights to the water management technology (the “PMP Parties”). Effective as of February 23, 2012, we entered into a technology assignment agreement with the PMP Parties, pursuant to which we acquired the rights to the technology and a patent application utilized in certain water valves used in our Energy Efficiency solutions. Pursuant to the technology assignment agreement, GEM was to pay Mr. Bocos a monthly consulting fee of $8,000; however the PMP Parties defaulted under the PMP Agreement and an agreement resolving all disputes between the parties was never entered into. Therefore, our rights to the intellectual property covering the water valves may be subject to future claims challenging our ownership. All of our rights and liabilities under the PMP Agreement were assigned as part of the Asset Sale.

●	Consulting Agreement (the “Patterson Consulting Agreement”), dated as of October 1, 2013, with an affiliate of former Governor Patterson (the “Consultant”), pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services. The effective date of the Patterson Consulting Agreement was September 1, 2013. On December 22, 2014, we terminated the Patterson Consulting Agreement effective immediately based on our determination that as of such date, the Consultant never provided any services to us since inception. For the year ended December 31, 2014, we recognized 200,000 shares of common stock as being due to the Consultant.

●	Exclusive Joint Referral Partner Agreement (the “JRP Agreement”), effective as of November 20, 2013, with Titanium Construction Services, Inc. (“Titanium”). Pursuant to the JRP Agreement, we granted to Titanium an exclusive right to perform construction management services for us in the states of New York, New Jersey and Connecticut, and Titanium agreed to provide to us certain construction management services. We intend to terminate the JRP Agreement as may be permitted by its terms.

Competition

In light of the regulatory challenges in the medical and recreational marijuana business it is difficult for us to assess the competition for service providers to that industry. We believe the market for service providers to medical marijuana companies is a highly fragmented and fractured marketplace. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us, and therefore our ability to generate revenues, will be reduced.

We are also subject to competition in the attraction and retention of employees. Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.

Industry Overview

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. For example, in April 2015 FINRA approved for a certain U.S. publicly traded company that owns and operates a medical marijuana dispensary, to change its name and stock symbol, to more accurately reflect such company's operations. However, any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business. In light of the regulatory issues it is difficult to assess the industry.

Government Regulation

23 states (including Oregon and Colorado) and the District of Columbia have permitted various levels of medical marijuana and 4 states (including Oregon and Colorado) and the District of Columbia have legalized marijuana for recreational use. A number of states have also decriminalized the possession of small amounts of marijuana. Some medical marijuana laws are broader than others, with types of medical conditions that allow for treatment varying from state to state. Other states have passed laws allowing residents to possess cannabis oil if they suffer from certain medical illnesses. More legislative actions and ballot initiatives planned over the next two years.

According to the Marijuana Business Factbook 2014 (a compilation of marijuana industry data published by the Marijuana Business Daily, a recognized authority on the emerging legal marijuana market) the U.S. market for legal medicinal and recreational marijuana is expected to reach $2.2-2.6 billion in 2014, $3.1-3.7 billion in 2015 and potentially exceed $8 billion by 2018 (many sources estimate the market to grow to $10 billion by 2018). Estimates from various sources for the size of the long term market range from $40-100 billion if Federal Prohibition is repealed and marijuana sales become legal in all 50 states and Washington D.C. (for perspective beer is approximately a $100 billion market, with wine just under $30 billion and coffee approximately $12 billion).

However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan. Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business. Further, and while we do not intend to harvest, distribute or sell cannabis, by providing services to companies and people that are harvesting, distributing and selling cannabis, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our equipment, systems and products could be subject to civil forfeiture proceedings.

Patents and Trademarks

We regard our patent, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, suppliers and others to protect our proprietary rights.

The steps we take to protect our proprietary rights in our intellectual property and brand name may not be adequate to prevent the misappropriation of our intellectual property and brand name in the United States or abroad. Existing patent and trademark laws afford only limited practical protection for our intellectual property and product lines. However, because of the rapid pace of the legal cannabis industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

Employees

As of March 31, 2015, we had no full-time employees and our Interim Chief Executive Officer and Acting Chief Financial Officer, Treasurer and Secretary, provides services to us as an independent consultant. We also have an advisory agreement with Lotus pursuant to which Lotus provides to us the Services in the Legalized Cannabis Business. We also intend to contract for the services of independent consultants involved in Legalized Cannabis Business and related regulatory, accounting, financial and other disciplines, as needed. We also currently utilize the services of two consultants.

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

We are an early stage company and have a limited operating history on which to base an evaluation of our business and prospects. We commenced our active operations in March 2010 following the merger with GEM, and in March 2015 changed our business direction to the legalized cannabis industry. In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company, as state and federal cannabis rules and regulations. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in revenues and expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated limited revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets.

Because we have a limited operating history, have yet to attain profitable operations and will need substantial additional financing to fund our businesses plan and operations, there is substantial doubt about our ability to continue as a going concern, and our ultimate success will depend upon our ability to raise additional capital.

The consolidated financial statements for the year ended December 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had negative working capital of $4,694,120 as of December 31, 2014, as compared to negative working capital of $4,305,962 as of December 31, 2013. For the twelve months ended December 31, 2014, we incurred a net loss of $532,046, as compared to a net loss of $1,534,892 during the year ended December 31, 2013. As of August 31, 2015, we had cash of approximately $170. Because of our critical needs for cash, we may not be able to execute our business plan and fund current and future business operations long enough to establish our new business model or achieve profitability. Our future is dependent upon our ability to obtain additional financing and upon the future success of our business. The financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. In addition, the report of our independent registered public accounting firm on our December 31, 2014 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.

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

We heavily rely on Lotus to perform the services contemplated by our business model and the loss of the services of Lotus or the termination of the Advisory Services Agreement could have a material adverse effect on the Company.

Our success in our new business direction substantially depends upon the services to be provided by Lotus to us pursuant to the Advisory Services Agreement. Therefore, Lotus is a significant factor in our growth and success. The loss of the services of Lotus or the termination of the Advisory Services Agreement could have a material adverse effect on our Company.

Our success will depend on our ability to retain our managerial personnel and attract additional personnel.

Our success will depend largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff. The loss of members of managerial or sales staff could have a material adverse effect on our future operations and on successful development of products and services for our target markets. The failure to maintain our management and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we intend to provide incentive compensation to attract and retain key personnel, we cannot guarantee that these efforts will be successful.

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

We may still be required to be responsible for any liabilities under the Riverbay Lighting Agreement despite the assignment as part of the Asset Sale.

Pursuant to the terms of the APA, BGM assumed all of GEM’s and our liabilities associated with any contracts related to the Energy Savings Business, including (a) any and all liabilities owed by us and/or GEM to Riverbay under any of the contracts between us and/or GEM and Riverbay (including, any liabilities associated with repairing or replacing of the bulbs over the life of the lighting contract with Riverbay, estimated at approximately $260,000), and (b) any and all liabilities owed by us and/or GEM under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011 (collectively, the “Liabilities”). Notwithstanding such assignment, Riverbay did not consent to such assignment (although we believe that such consent was not required). Furthermore, BGM may not have the assets to be able to satisfy any of such Liabilities. Accordingly, if BGM does not satisfy the Liabilities and/or ceases its operations, we may still be required to be responsible for such Liabilities.

Risks Related To Our Legal Marijuana Business

The legal recreational and/or medical marijuana industry is a new and emerging, and we will be subject to various risks arising therefrom.

We intend to implement an aggressive plan of growth to enter the legal recreational and medical marijuana industry. The legal marijuana industry is new and emerging, and has yet to fully define competitive, operational, financial and other parameters for successful operations. By pursuing a growth strategy to enter a new and emerging industry, our operations may be adversely impacted as the industry’s competitive, operational, financial and other parameters take shape. Given the fluidity of the industry, we may make errors in implementing its business plan, thereby limiting some or all of its ability to perform in accordance with its expectations.

Marijuana remains illegal in the United States under federal law.

Notwithstanding its legalization for recreational and/or medical use by a number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law. Although the Obama administration has made a policy decision to allow implementation of state laws legalizing recreational and/or medical marijuana use and not to federally prosecute anyone operating under state law, that policy could change at any time, which might render our planned operations illegal and adversely affecting our business, financial condition and results of operations.

The successful operation of our planned business will depend in part upon the supply of marijuana and marijuana infused products from third party, non-affiliated suppliers and any interruption in that supply could significantly harm our business, financial condition and results of operations.

In certain states within which we expects to operate, the supply of marijuana and marijuana infused products must by law be provided by third-party, non- affiliated suppliers. The failure of these suppliers to provide us with sufficient quantities or the proper quality of marijuana and marijuana infused products could damage our reputation and significantly harm our business, financial condition and results of operations.

Our business could be adversely affected by increased competition and we may not be able to compete successfully.

In light of the regulatory challenges in the medical and recreational marijuana business it is difficult for us to assess the competition for service providers to that industry. We believe the market for service providers to medical marijuana companies is a highly fragmented and fractured marketplace. The legal marijuana industry is in its early stages and is attracting significant attention from both small and large entrants into the industry. We expect to encounter significant competition as we implement our new business model and strategy. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us, and therefore our ability to generate revenues, will be reduced. We are also subject to competition in the attraction and retention of employees. Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with. Our ability to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could materially adversely affect our business, financial condition and results of operations.

We cannot predict the impact that changes in existing governmental regulation or the implementation of future governmental regulation of the legal marijuana industry will have on our business.

Federal, state and locals laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws or allegations of such violations could disrupt our planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. There can be no assurance that we will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Risks Relating to Our Organization and Our Common Stock

A significant shareholder, who is our former executive officer and director, together with his affiliates, beneficially owns approximately 31.6% of shares of our common stock outstanding as of August 31, 2015, thereby giving him a significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Dr. Robert Thomson, our former executive officer and director, together with his affiliates, beneficially owns over 21.4 million shares, which represents approximately 31.6% of our common stock outstanding as of August 31, 2015. As a result, Dr. Thomson has the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and this stockholder may act in a manner that advances his best interests and not necessarily those of our other stockholders. As a consequence, it may be difficult for investors to remove our management. The ownership of this stockholder could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Our management, including our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that the disclosure controls and procedures were not effective. We have identified certain material weakness and other deficiencies in our internal control over financial reporting related to our lack of segregation of duties, failure to accrue for liabilities material to the financial statement, limited capability to interpret and apply accounting principles generally accepted in the United States and lack of formal accounting policies and procedures that include multiple levels of review. Although we have implemented several measures to address such material weaknesses, we can provide no assurance, that our actions result in our disclosure controls and procedures being effective or will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our periodic reports. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures and therefore, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. In addition, as a smaller reporting company with substantially limited resources, we can provide no assurances that we will be able hire additional personnel and implement additional measures in the future to improve our internal controls over financial reporting.

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

Although our common stock is quoted on the OTCQB, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our common stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or our the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could also have an adverse effect on the price of our securities. Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

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

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filing of our Current Report on Form 8-K dated August 20, 2010 started the running of such one-year period. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

We may, in the future, issue additional shares of our common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended, authorizes the issuance of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 50,000 shares have been designated as Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock is convertible into 500 shares of our common stock and 1,200 shares of Series A Convertible Preferred Stock were issued and outstanding as of the date of this Annual Report. The Certificate of Incorporation authorize our Board to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue additional shares of our preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation, as amended, authorizes us to issue shares of preferred stock in various series. Each share of our Series A Convertible Preferred Stock is convertible into 500 shares of our common stock. As of the date of this Annual Report, 1,200 shares of Series A Convertible Preferred Stock were issued and outstanding. In addition, our Board has the authority to fix and determine the relative rights and preferences of our authorized but undesignated preferred stock, as well as the authority to issue shares of such preferred stock, without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred stock, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

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

Our Certificate of Incorporation and Bylaws provide for indemnification of our officers and directors at our the expense of the respective corporation and limit their liability that may result in a major cost to our Company and hurt the interests of our stockholders because corporate resources may be expended for the benefit of directors and officers.

Our Certificate of Incorporation provide for the indemnification of our officers and directors. We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. At December 31, 2014, we believe we have no probable exposures. To the extent we were not to prevail in matters for which accruals would have been established or be required to pay amounts in excess of any such accruals, our effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available to us, perhaps significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located 575 Lexington Ave, 4th Floor, New York, New York 10022. Barrett Capital Corporation, a company owned by Mr. Korn and a related party, provides this space to us at no cost, except for reimbursement of a monthly mail drop charge of $75. We consider this facility to be suitable and adequate for the management and operation of our business. We do not own any real property.

Item 3. Legal Proceedings

We are subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of December 31, 2014, it is the opinion of our management that any losses resulting from these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, which parties (the “PMP Parties”) had rights to the water management technology (the “Technology”). Effective as of February 23, 2012, GEM entered into a technology assignment agreement (“Technology Assignment Agreement’) with the PMP Parties pursuant to which we acquired the rights to a patent application utilized in certain water valves used in our Energy Efficiency solutions. In the opinion of GEM’s management, the PMP Parties defaulted with respect to their obligations under the Technology Assignment Agreement, so GEM stopped paying the PMP Parties a monthly consulting fee of $8,000. An agreement resolving the dispute between us and the PMP Parties was never reached. Therefore, our title to the PMP Parties’ rights to the Technology covering the water valves may be subject to future claims challenging our ownership.

On February 8, 2014, we received $50,000 from an investor. As a result of subsequent review of the transaction, even though we received the $50,000 of funding from this investor, the Company determined that the terms of such investment still needed to be negotiated and formal funding documents were never executed with such investor. The terms of such advance are still open to be negotiated with such investor. On June 25, 2014, an action entitled Stephen Sylvester v. Green Energy Management Services Holdings, LLC a/k/a Green Energy Management Services, Inc. and John Tabacco, individually, was filed in the Superior Court of New Jersey, Morris County. We were improperly served and only became aware of the lawsuit in February 2015. The litigation arises as a result of our former CEO, John Tabacco, negotiating with a potential investor on February 8, 2014 for $50,000 in funding. Negotiations were not finalized and formal funding documents were never executed. The plaintiff asserts damages in the amount of approximately $50,000, plus attorney fees and costs of litigation. Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey. GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010. We were served in October 2011. The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside. Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity. As of December 31, 2014, we currently owe approximately $11,000 which is recorded in accounts payable.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey. A judgment was granted in his favor in such amount. As of December 31, 2014, we currently owe approximately $13,000 which is recorded in accounts payable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock has been quoted on the OTC Market under the symbol GRMS since September 22, 2010. Prior to September 22, 2010, our common stock was quoted on the OTC Market under the symbol CWDW. As of August 31, 2015, there were approximately 670 holders of record of our common stock. The last reported sales price of our common stock on August 31, 2015 was $0.03 per share.

The following table sets forth the closing/last prices of our common stock for the periods indicated, as reported by the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2014	High	Low
1st Quarter Ended March 31, 2014	$0.15	$0.035
2nd Quarter Ended June 30, 2014	$0.085	$0.04
3rd Quarter Ended September 30, 2014	$0.062	$0.03
4th Quarter Ended December 31, 2014	$0.045	$0.01

Year Ended December 31, 2013	High	Low
1st Quarter Ended March 31, 2013	$0.14	$0.02
2nd Quarter Ended June 30, 2013	$0.11	$0.05
3rd Quarter Ended September 30, 2013	$0.15	$0.04
4th Quarter Ended December 31, 2013	$0.13	$0.04

Dividend Policy

We did not pay any cash dividends in 2014 or 2013 fiscal years and currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans approved by our Board as of December 31, 2014. Our members of the Board generally receive shares of our restricted common stock outside of any such plan and in accordance with our director compensation policy.

On February 25, 2015, our Board adopted our 2015 Equity Incentive Plan (the “Plan”), which reserves a total of 14,000,000 shares of our common stock for issuance under the Plan. As described below, incentive awards authorized under the Plan include, but are not limited to, restricted stock awards, restricted stock units and incentive stock options within the meaning of Section 422 of the internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

The number of shares subject to the Plan, any number of shares subject to any numerical limit in the Plan, to the terms of any incentive award or to any combination of the foregoing, is expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration — The compensation committee of the Board, or the Board in the absence of such a committee, will administer the Plan. Subject to the terms of the Plan, the compensation committee or the Board has complete authority and discretion to determine the terms upon which awards may be granted under the Plan.

Grants — The Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

●	Options granted under the Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from the Company at a specified exercise price per share. The exercise price for shares of the Common Stock covered by an option generally cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of the Common Stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The compensation committee, or the Board in the absence of such a committee, may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The Plan authorizes the granting of stock awards. The compensation committee, or the Board in the absence of such a committee, will establish the number of shares of Common Stock to be awarded (subject to the aggregate limit established under the Plan upon the number of shares of Common Stock that may be awarded or sold under the Plan) and the terms applicable to each award, including performance restrictions, if any.

●	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

●	Eligible participants under the Plan include officers, directors, employees and consultants of the Company.

Duration, Amendment, and Termination — The Board has the power to amend, suspend or terminate the Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the Plan would terminate ten years after it is adopted.

In March 2015, the Board awarded 1,000,000 shares of our common stock under the Plan to Dr. Thomson in consideration of his services as Chairman and director in 2014, as well as in consideration of Dr. Thomson providing to us debt financing in the aggregate amount of approximately $210,000 through February 2015, which remains outstanding. The shares vested immediately upon issuance.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since January 1, 2014 and as otherwise described below, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the Consulting Agreement, dated as of April 10, 2015, entered into with Barrett Capital Corporation (“BCC”), pursuant to which, among other things, Mr. Korn agreed to be reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Interim Chairman of the Board, BCC received warrants to purchase 1,000,000 restricted shares of our common stock, with an exercise price of $0.10. The warrants shall be earned on the date that is 90 days from April 10, 2015; provided that if the Consulting Agreement is terminated by us prior thereto, BCC would be entitled only to a pro-rata portion of the warrants.

In March 2015, we awarded an aggregate of 3,000,000 shares of our common stock to certain individuals. The awards were made to Dr. Thomson, our former officer and director, to a consultant of our Company as consideration for consulting services provided to us and to our corporate counsel in lieu of $40,000 of fees due to counsel. As part of such issuance, the Board awarded 1,000,000 shares to Dr. Thomson in consideration of his services as our Chairman of the Board of Directors and a director in 2014, as well as in consideration of him providing to us additional debt financing in 2014 and in February 2015. The shares vested immediately upon issuance. The sale of the securities described herein were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchaser of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the securities issued described above. The purchaser of the securities represented and warranted, among other things, that it was an accredited investor within the meaning of Regulation D, that it had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in our Company and it had the ability to bear the economic risks of the investment, and that it had adequate access to information about our Company.

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

Company Overview

Unless the context otherwise indicates, references to the “Company,” “we,” “our” or “us” regarding our business operations and operations results for the fiscal years ended December 31, 2014 and 2013 and as of March 17, 2015, refer to us and our prior business direction of engaging in the Energy Efficiency business. References to the “Company,” “we,” “our” or “us” regarding our business operations and operations results for the fiscal years ending December 31, 2015 and after March 17, 2015, refer to us and our new business model of being a technology service provider to the expanding legal cannabis industry, as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states. The financial statements included in this Annual Report summarize our financial results for the fiscal years ended December 31, 2014 and 2013.

Recent Developments – Operations

On April 8, 2015, Dr. Thomson, our former Interim CEO, Acting CFO and Chairman and sole director, informed us, that due to medical reasons as a result of which he was no longer able to provide meaningful time and attention to the Company’s business, of his intention to resign from all of such positions effective as of the date that his replacement has been named. Effective as of April 13, 2015, the Board deemed it in the best interests of our Company and our shareholders to reappoint Mr. Korn as our Interim Chief Executive Officer, Acting Chief Financial Officer, Interim Chairman of the Board and sole director, to help us transition with our legal cannabis business model. Our Board believed that Mr. Korn’s familiarity with our Company, our business and SEC public company requirements would best serve our Company and our shareholders to provide such leadership continuation until suitable Chief Executive Officer and Chief Financial Officer candidates are found.

Effective as of March 17, 2015, after an exhaustive search of our business alternatives, to increase shareholder value, our Board deemed it advisable and in the best interests of our Company and our shareholders to move away from our Energy Efficiency Business in order to be a technology service provider to the expanding legal cannabis industry, as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states. Such a change in the business direction was conditioned us entering into the Advisory Services Agreement and executing the Asset Sale.

On March 17, 2015, we also entered into the Advisory Services Agreement with Lotus, pursuant to which Lotus agreed to (i) provide certain services (including consulting services) to, or on behalf of, our Company in the area of legal medical marijuana sales and dispensary operations, cultivation, and processing, as well as retail marijuana sales, and (ii) assist us in facilitating a Business Combination (as defined below) in Colorado and/or such other states as mutually agreed to by the Company and Lotus, all as currently permitted under the laws of certain states (including Colorado) or maybe permitted from time to time in the future by federal laws and in other states. As a result, we became a technology service provider to the expanding legalized marijuana industry.

In connection with the Advisory Services Agreement, on March 17, 2015, GEM entered into the APA with BGM, an affiliate of Barry P. Korn, our then former Chief Executive Officer (but who subsequently was reappointed as our Interim Chief Executive Officer, Acting Chief Financial Officer, Interim Chairman of the Board and sole director). Pursuant to the APA, among other things, GEM consummated the Asset Sale related to our Energy Efficiency Business. In connection with the Asset Sale, Mr. Korn then resigned from all of his positions with us and entered into the Separation Agreement. However, please see above for Mr. Korn’s subsequent officer and director appointments in connection with Dr. Thomson’s resignation from all of his positions with us due to medical reasons.

During the fourth quarter of 2014, we moved the location of our principal executive offices to 575 Lexington Ave, 4th Floor, New York, New York 10022.

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

Results of Operations

Results of Operations for the years ended December 31, 2014 and 2013

Contract revenue earned for the year ended December 31, 2014 was $384,511, as compared to contract revenue earned of $819,189 for the year ended December 31, 2013. All of the contract revenue earned during 2014 and 2013 was derived from our Energy Efficiency business. Revenue earned decreased by $434,678 or approximately 53%, for the year ended December 31, 2014 as compared to the same period in 2013. The revenue decrease for 2014 was primarily due to us recognizing in 2013 revenue related to the original installation of the water valves and the installation of one new water valve under the terms of the Riverbay Water Agreement and early monetization with Riverbay per Change Order #2. During the year ended December 31, 2014, we completed 1 contract as compared to 2 during the year ended December 31, 2013.

Cost of revenue earned was $369,586, or approximately 96% of contract revenue earned for the year ended December 31, 2014, as compared to $384,368, or approximately 47% of our contract revenue for the year ended December 31, 2013. Cost of revenue earned for 2014 and 2013 was entirely related to our Energy Efficiency and energy management businesses and includes the amortization of the cost of the project over 120 months starting in the month the project was able to be billed. Included in this amount were expenses related to repair and replacement of bulbs and cost of meter reading for determining the energy savings. Gross profit for the year ended December 31, 2014 was $14,925, as compared to $434,821 for the year ended December 31, 2013. The decrease in gross profit in 2014 is attributable to lower contract revenues earned in 2014, as compared to 2013.

Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 were $507,039 and $1,702,867, respectively. The decrease of $1,195,828 for 2014, or approximately 70%, as compared to the same period in 2013 is primarily attributable to a decrease in legal and accounting expenses of $92,979, a decrease in consulting expenses of $447,078, and a decrease to $473,618 in salaries and benefits.

We did not record any impairment charges of intangible assets for the fiscal years ended December 31, 2014 and 2013, as there was no impairment to any of our long-lived intangible assets. We also did not record any impairment charges of deferred project costs for the fiscal years ended December 31, 2014 and 2013.

Operating loss for the year ended December 31, 2014 was $507,228 as compared to an operating loss of $1,300,530 for the year ended December 31, 2013. The decrease in our operating loss is primarily attributable to substantially lower selling, general and administrative expenses.

Interest expense, net, for the years ended December 31, 2014 and 2013 was $96,978 and $396,142, respectively. Interest expense decreased as a result of a decrease in the principal amount borrowed under the loans obtained from related parties.

Gain on forgiveness of debt for the years ended December 31, 2014 and 2013 was $0 and $1,397,217, respectively. The decrease is entirely attributable to approximately $1,400,000 of outstanding liabilities forgiven by certain of our creditors and their affiliates in 2013 and not having any such transactions in 2014. In addition, we also recognized a gain on settlement of accounts payable in the amount of $57,522 in 2013 and did not recognize any such gain in 2014.

Gain (loss) on derivative liability for the years ended December 31, 2014 and 2013 was $64,112 and $(1,021,457), respectively. The increase of $1,085,569 is due to the mark-to-market changes in the derivative liability. See Note 7 in the footnotes to our consolidated financial statements for further information.

We incurred a net loss of $532,046 for the year ended December 31, 2014 as compared to a net loss of $1,534,892 for the year ended December 31, 2013. The decrease in our net loss amount in 2014 was attributable to the factors discussed above. The net loss per share, basic and diluted, was $(0.01) per share for the year ended December 31, 2014 as compared to $(0.03) per share for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had a negative working capital of $4,694,120, as compared to a negative working capital of $4,305,962 at December 31, 2013. Cash was $3,356 as of December 31, 2014, as compared to $15,102 at December 31, 2013. The decrease in cash is primarily attributable to the repayment of our debt, including debt held by related parties and lower gross profit, offset by the net proceeds of our financings completed in 2014.

The decrease in working capital is primarily due to not having any new projects and an increase in amounts due to related party of $65,758, an increase in accrued liabilities of approximately $147,000 partially offset by a reduction in derivative liabilities of $64,112, deferred project costs of $281,077 and reduced prepaid expenses of $36,515.

During the year ended December 31, 2014 we borrowed an additional $50,000 from an unrelated third party and repaid bridge loans of $41,786 and related party bridge loans of $150,000. In the first quarter ended March 31, 2015 we borrowed an additional $39,425 from a related party for working capital purposes.

As of August 31, 2015, we have cash of approximately $170 and no trade receivables. If and when we are able to secure additional funds, we will continue to install water valves and be eligible for shared savings with respect to future work that we expect to perform on the Project. We do not believe that we will be able to sustain our current level of operations for the next twelve months with the funds that we currently have on hand. Accordingly, our funds on hand are insufficient to fully implement our business plan, satisfy our prior outstanding obligations, including our expenses and deferred salaries of our employees. Accordingly and to execute our business plan and reach the planned amount of revenues, we will require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2014 consolidated financial statements.

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

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Green Energy Management Services Holdings, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Green Energy Management Services Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Management Services Holdings, Inc. and its subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

September 8, 2015

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	For the Years Ended December 31,
	2014	2013
ASSETS
Current assets:
Cash	$3,356	$15,102
Accounts receivable	15,086	-
Prepaid expenses	10,000	46,515
Deferred project costs - current	-	33,431
Other current assets	-	6,000
Total current assets	28,442	101,048

Property and equipment-net	-	8,242
Deferred project costs	-	247,646
Total non-current assets	-	255,888
Total assets	$28,442	$356,936

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Due to related party	$65,758	$-
Notes payable	50,000	41,786
Bridge loan payable - related parties	956,530	1,007,657
Derivative liability	99,187	163,299
Accounts payable - trade	805,484	714,884
Other accrued liabilities	2,625,603	2,479,384
Promissory notes	120,000	-
Total current liabilities	4,722,562	4,407,010

Long-term liabilities:
Promissory notes	-	120,000
Total long-term liabilities	-	120,000

Total liabilities	$4,722,562	$4,527,010

Stockholders' deficit
Series A convertible preferred stock, $0.0001 par value, 50,000 shares authorized, 1,200 and 1,200 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,618,448 and 65,418,448 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	6,562	6,542
Additional paid in capital	20,864,100	20,856,120
Accumulated deficit	(25,564,782)	(25,032,736)
Total stockholders' deficit	(4,694,120)	(4,170,074)
Total liabilities and stockholders' deficit	$28,442	$356,936

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Income:
Revenue earned	$384,511	$819,189
Expenses:
Cost of revenue earned	369,586	384,368
Selling, general and administrative expenses	507,039	1,702,867
Depreciation expense	3,059	3,059
Research and development	12,055	29,425
Operating loss	(507,228)	(1,300,530)
Other income (expense)
Interest expense, net	(96,978)	(396,142)
Gain on forgiveness of debt	-	1,397,217
Gain on settlement of accounts payable	-	57,522
Other income	8,048	3,304
Loss on warrant liability	-	(274,806)
Gain (Loss) on derivative liability	64,112	(1,021,457)
Total other income (expenses)	(24,818)	(234,362)

Net Loss	$(532,046)	$(1,534,892)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	65,561,462	55,320,854

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(532,046)	$(1,534,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,059	3,059
Gain / loss on derivative liability	(64,112)	1,021,457
Loss on warranty liability	-	274,806
Warrant-based compensation	-	197,482
Stock-based compensation	8,000	97,500
Loss on retirement of property and equipment	5,183	-
Gain on settlement of liability to former officer	-	310,000
Gain on settlement of debt	-	(1,397,217)
Gain on settlement of accounts payable	-	(57,522)
Net change in assets and liabilities:
Contract receivables	(15,086)	64,800
Other current assets	6,000	-
Prepaid expenses	36,515	81,108
Deferred project costs	281,077	327,989
Due to related party	65,758	-
Accounts payable - trade	188,126	22,630
Accrued liabilities	147,566	553,362
Net cash provided by (used in) operating activities	130,040	(35,438)

Cash flows from financing activities:
Borrowings under bridge loans from related parties	-	288,857
Borrowings from third parties	50,000	170,000
Repayment of notes payable	(41,786)	(72,464)
Repayment of bridge loans from related parties	(150,000)	(385,000)

Net cash provided by (used in) financing activities	(141,786)	1,393

Net decrease in cash	(11,746)	(34,045)
Cash - beginning of period	15,102	49,147

Cash - end of period	$3,356	$15,102

Supplemental disclosure of cash flow information:
Cash payments for income tax	$-	$-
Cash payments for interest	$4,267	$15,503
Non-cash investing and financing
Warrants cashless exercise	$-	$1,879
Extinguishment of derivative liability	$-	$1,332,360
Common shares issued to cancel warrants	$-	$55
Additions to related party debt due to payments made of behalf of the Company	$97,526	$23,500
Additions to prepaid insurance with debt	$-	$54,504
Accrued interest added to note payable - related party	$1,347	$-

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2012	-	$-	44,585,243	$4,459	$19,189,382	$(23,497,844)	$(4,304,003)

Preferred stock issued with debt	1,200	-	-	-	-	-	-

Shares issued for warrant exercise	-	-	18,790,174	1,879	(1,879)	-	-

Shares issued for services	-	-	1,043,031	104	97,396	-	97,500

Shares issued to settle debt	-	-	451,133	45	41,434	-	41,479

Shares issued to cancel warrants	-	-	548,867	55	(55)	-	-

Extinguishment of derivative liability	-	-	-	-	1,332,360	-	1,332,360

Warrants issued for services	-	-	-	-	197,482	-	197,482

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,534,892)	(1,534,892)

Balance as of December 31, 2013	1,200	-	65,418,448	6,542	20,856,120	(25,032,736)	(4,170,074)

Shares issued for services	-	-	200,000	20	7,980	-	8,000

Net loss for the year ended December 31, 2014	-	-	-	-	-	(532,046)	(532,046)

Balance as of December 31, 2014	1,200	$-	65,618,448	$6,562	$20,864,100	$(25,564,782)	$(4,694,120)

See accompanying notes to consolidated financial statements

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Organization and Going Concern

Description of Business and Organization

General

As used in this Annual Report, unless the context otherwise indicates, references to Green Energy Management Services Holdings, Inc.’s and its wholly owned subsidiary (collectively referred to as the “Company,” “we,” “us,” or “our”; references to “GEM” refer only to Green Energy Management Services, Inc., our wholly-owned subsidiary) business operations and operations results for the fiscal years ended December 31, 2014 and 2013 and as of March 17, 2015, refer to the Company and its prior business direction of engaging in the Energy Efficiency (as defined below) technology business. References to the “Company,” “we,” “our” or “us” refer to the Company’s business operations and financial results for the fiscal years ended December 31, 2014 and 2013 and for the period from January 1, 2015 to March 16, 2015. While the Company started investigating entering the cannabis industry in January 2015, references to the Company and the Company’s business operations and financial results after March 16, 2015 refer to the Company’s new business direction of being a technology service provider to the expanding legal cannabis industry, as currently permitted under the laws of certain states (including Colorado) and/or maybe permitted from time to time in the future by federal laws and in other states.  Prior to the Company’s change in business direction, in the first quarter of 2015, the Company engaged a consultant to conduct research efforts into the legal cannabis industry to determine what opportunities were available for the Company. In connection with the change of the Company’s business direction, on March 17, 2015, the Company entered into the Advisory Services Agreement with Lotus MMJ Consulting, LLC and contemporaneously executed the Asset Sale (See Note 15) relating to its Energy Efficiency business. The financial statements included in this Annual Report summarize the financial results of the Company for the fiscal years ended December 31, 2014 and 2013.

Overview

We were incorporated pursuant to the laws of the State of Delaware in December 1996. GEM was incorporated pursuant to the laws of the State of Delaware in March 2010. On March 17, 2015, we changed our business direction to proceed with establishing a technology services business in the legal cannabis industry (as more fully discussed below). Subsequent to our change in business direction we sold our Energy Efficiency business.

Prior to consummating the Asset Sale, we were a full service energy management company based in New York, New York engaged in the business of Energy Efficiency products and systems. We used commissioned sales representatives to market our products and services. Our two functional businesses were energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”). We successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out among 15,000 residential units and 35 high rise buildings.

Change of the Company’s Business Direction

For a discussion of the change in our strategic business direction, please see below under Note 15. “Subsequent Events”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, we have incurred a recurring loss for the fiscal year ended December 31, 2014 and had a working capital deficit of $4,694,120 at December 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue existence is dependent upon our continuing efforts to implement our new business strategy, management’s ability to achieve profitable operations and upon our ability to obtain additional financing to carry out our business operations.  We intend to fund our operations through equity and/or debt financing arrangements, any revenues generated in the future and any loan arrangements that may be provided to us by our affiliates.  However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements.  If we are unable to generate significantly higher revenues, positive cash flow and/or obtain additional funding to cover our operating expenses, we may be forced to curtail our current business activities or cease operations entirely.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies.

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

Cash

The Company considers all highly liquid temporary cash instruments with a maturity of three months or less to be cash equivalents.

Receivables

During the fiscal years ended December 31, 2014 and 2013, we provided Energy Efficiency services to one customer.  Unsecured credit is extended based on an evaluation of each customer's financial condition. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible.  Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Property Plant and Equipment

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

Impairment of long-lived assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with the standard of “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there are events or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. We did not record any impairment charges for the fiscal years ended December 31, 2014 and 2013, as there was no impairment to any of our long-lived assets.

Concentration of Customers

For each of the fiscal years ended December 31, 2014 and 2013, one customer accounted for 100% and 57.15%, respectively of our total contract revenue.

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

Reclassifications

Reclassifications have been made to conform with current year presentation.

Legal expenses

Legal costs are expensed in the period in which such costs are incurred

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

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. For the years ended December 31, 2014 and 2013, research and development costs were $12,055 and $29,425, respectively.

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

Earnings per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of our common stock outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities, if any, were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.  For the years ended December 31, 2014 and 2013, all common stock equivalents were anti-dilutive.

Recently Issued Accounting Pronouncements

We do not believe any recently issued accounting pronouncements issued by the FASB and the SEC will have a material impact on our present or future consolidated financial statements.

Note 3. Major Agreements

In November 2, 2010, we entered into a lighting retrofit and maintenance agreement (the “Riverbay Agreement”) to provide energy management lighting installation and services to Riverbay Fund, Inc. (“Riverbay Fund”), an affiliate of Riverbay Corporation (“Riverbay”), the cooperative corporation also known as Co-op City, located in Bronx, a borough of New York City.  The Riverbay Agreement entailed replacing and retrofitting over 6,000 lighting fixtures and elements and installing 205 new fixtures in eight parking structures within Co-op City.  Project inception was subject to final approval from the New York State Energy Research and Development Authority (“NYSERDA”) under the American Recovery and Reinvestment Act, which was obtained in March 2011.  The Riverbay Agreement became effective on the date of execution and its term shall end ten years from the date of substantial completion of installation by GEM of the fixtures, which substantial completion occurred by September 1, 2011.  We received $800,000, based upon meeting certain installation milestones, from a grant received by Riverbay.  Pursuant to the Riverbay Agreement, we are responsible for the repairing or replacing of the bulbs over the life of the 10 year contact. The bulb supplier has warranted the bulbs for 100,000 hours. Accordingly, the Company has computed that the best estimate of the potential liability for maintenance to be approximately $312,400 which was accrued as of December 31, 2014, as compared to $274,806 as of December 31, 2013.

On November 15, 2011, GEM entered into an Assignment, Assumption and Indemnity Agreement (the “Assignment Agreement”) with ~~a~~ Barrett Capital Corporation (the “Assignee”), pursuant to which GEM sold to the Assignee for the purchase price of $992,000 the energy conservation measures, together with the accounts receivables, equipment and related assets, under the Riverbay Agreement, related to the Co-op City project.  The purpose of the Assignment Agreement was for GEM to promptly monetize total projected revenues over the life of the Riverbay Agreement of approximately $1,900,000 in order to provide GEM with immediate cash liquidity.  Prior to the Asset Sale, GEM was responsible for all work, obligations, liabilities, claims and expenses required by the Riverbay Agreement, and as part of the Asset Sale GEM retained all such obligations, liabilities, claims and expenses.  Riverbay has set-off rights against the Riverbay Water Agreement to satisfy such obligations, liabilities, claims and expenses. Under the Assignment Agreement, as of December 31, 2012, GEM had received approximately $316,200 of the purchase price.  In April 2013 GEM received $456,798, the balance due under the Assignment Agreement (net of applicable fees and expenses). The Assignee is wholly owned by Barry Korn, our current Interim CEO, Interim Chairman of the Board and Acting CFO. At the time of the consummation of this assignment, the Assignee was an unaffiliated third party as Mr. Korn was not an officer or director of our Company at the time of this transaction. However, as of the date of the filing of this Annual Report, the Assignee is now deemed to be a related party.

On May 3, 2011, GEM entered into a Water Management Agreement (the “Riverbay Water Agreement”) with Riverbay to provide Water Management Technology to Riverbay.  The Riverbay Water Agreement entails GEM’s installation of proprietary water valves (the “Unit(s)”) in 13 residential structures in the Co-op City (the “Project”).  In consideration for the installation of the Units, during the term of the Riverbay Water Agreement, Riverbay agreed to remit to GEM 50% of the monthly cost savings achieved within the Project. Prior to the Asset Sale, the Company continued to monitor the status of the new water valve installation that was done to date within the Project.  The original Riverbay Water Agreement was for five years from the date of completion of installation of the Units.  Neither GEM nor Riverbay Corp. may terminate the Riverbay Water Agreement during its term except for “cause” (as defined in the Riverbay Water Agreement).  In July 2013, Riverbay approved Change Order #1 to the Riverbay Water Agreement to extend the Riverbay Water Agreement by 3 years. In addition the terms of the shared savings was extended to 6 years from the date of installation of a Unit, after which ownership of the Unit passes to Riverbay. In February 2014, Riverbay approved Change Order #2 to the water management agreement. Pursuant to the terms of Change Order #2, we agreed to settle with Riverbay such that we would receive a discounted amount of $280,000 in lieu of a series of annual payments due to us as of such date under the Riverbay Water Agreement (amounting to $355,000). In addition, under the terms of Change Order #2, installed Units used in the Project (with the exception of the Unit installed at 120 Elgar Place (the “Elgar Valve”)) became property of Riverbay.   The $280,000 payment was made to us in February 2014. The discounted amount was in addition to approximately $300,000, which we previously collected from Riverbay as our portion of the water savings through December 31, 2013. Such settlement with Riverbay did not affect the ownership of the Elgar Valve, which we continued to own until March 17, 2015, and up to such date we continued to generate ongoing revenues with respect to the shared savings arrangement from such Unit.

Please also see Note 6. Debt, Warrants and Preferred Stock Issuance and Note 12. Commitments and Contingencies.

Note 4. Property and Equipment

We record our property and equipment at cost and provide for depreciation using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes.  Office equipment is depreciated over a five year period. The detail of property and equipment at December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014	December 31, 2013
Computer equipment	$-	$20,391
Less: accumulated depreciation	-	(12,149)
	$-	$8,242

Depreciation expense was $3,059 and $3,059 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 the Company retired the remaining balance of $5,183 incurring a loss of $5,183.

Note 5. Deferred Project Costs

Deferred cost items consist of materials and labor costs to purchase and install products purchased from outside vendors in conjunction with the contracts described in Note 3. Major Agreements.  At December 31, 2014, the remaining costs, net of 2014 amounts amortized and written off, was $0. At December 31, 2013, the total costs incurred, net of 2013 amounts amortized and written off, totaled approximately $281,000, of which approximately $33,400 and approximately $247,600 were classified as current and long-term, respectively, on our consolidated balance sheets.  During 2014 and in connection with the discounted buyout by Riverbay under the Riverbay Water Agreement, we amortized $281,077 of deferred project costs, as compared to $327,989 during 2013.

Note 6. Debt, Warrants and Preferred Stock Issuance

Due to Related Party

Represents amounts owed the Company’s Acting Chief Executive Officer, Interim Chairman of the Board and sole director for consulting services of $50,000 and expenses paid on behalf of the Company of $15,758, The amounts are non-interest bearing and payable upon demand.

Short Term Debt

On December 31, 2012 we issued a loan in the amount of $50,000 that we received from an Investor during the fourth quarter of 2012.   The loan was repaid during the year ended December 31, 2013. In addition the note holder received warrants that entitled the Investor to purchase 2,337,707 shares of our common stock at an exercise price of $0.001 per share the (“Third Warrant”), which remained unexercised as of December 31, 2014. The Third Warrant was exercisable on a cashless basis any time after the issuance date and contain weighted average anti-dilution price protection. The Third Warrant has a reset provision and was accounted for as derivatives (See Note 7. Derivative Liability).

As of December 31, 2012, we had obtained financing on insurance policies of $9,746. During the year ended December 31, 2013, we borrowed an additional $54,504 and repaid $22,464. During the year ended December 31, 2014, we repaid $41,786.

During negotiations of a prospective funding transaction, a private finance company advanced us $50,000.  As the terms of the advance and the transaction itself were never approved nor finalized between us and such lender, a properly executed loan or funding agreement does not exist.  As a result, such lender has demanded repayment of the advance and initiated a suit against us in July 2014 to recover the $50,000 plus interest and attorney’s fees. Until the resolution of the suit, the $50,000 is carried as a short-term note payable. (See Note 12. Commitments and Contingencies). We are unable to estimate any additional losses that may occur from this suit.

Bridge Loan Payable – Third Party

During the year ended December 31, 2013, a related party provided us with short-term bridge loans in aggregate amount of $50,000. The Loans were not evidenced by promissory notes and do not bear interest. During the year ended December 31, 2014 the loan was repaid.

Bridge Loans Payable – Water Tech World Wide, LLC - Related party

On December 31, 2012 (the “Effective Date”), we issued to Water Tech (i) an 8% secured promissory note (the “Water Tech Note”), (ii) a warrant (the “First Warrant”) and (iii) a second warrant (the “Second Warrant”), to formally document loans in aggregate amount of $310,000 that we received from Water Tech, and an 8% promissory note (the “Investor Note”).  Dr. Thomson, a former member of our Board of Directors, is the sole managing member of Water Tech.  As such, the Water Tech Note is classified as a related party note in our consolidated balance sheet as of December 31, 2014 and 2013.

The Water Tech Note matures on the earlier of (i) February 28, 2013 or (ii) the date when we consummate a debt and/or equity financing (the “Financing”) resulting in gross proceeds to us of at least $310,000 (such date, the “Initial Maturity Date”), and maybe prepaid in whole or in part by us at any time without premium or penalty. We did not repay the Water Tech Note in full on or before the respective Initial Maturity Date, so the respective Initial Maturity Date was extended until the date when we consummate a financing resulting in gross proceeds to us of at least $310,000 and may be prepaid in whole or in part by us at any time without premium or penalty. The Water Tech Note contains customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Water Tech Note, together with any other amounts owing in respect thereof, shall become immediately due and payable without any action on the part of Water Tech. We used the net proceeds from the sale of these securities as general working capital. The related debt discount of $310,000 was fully amortized to interest expense during the year ended December 31, 2013.  During the year ended December 31, 2013, we borrowed an additional $287,857 from Water Tech, and repaid $340,000 of the aggregate outstanding loan amounts and $13,722 of accrued interest on the loans. During the year ended December 31, 2014 we repaid a total of $100,000 to Water Tech, recorded $1,347 of accrued interest on such loans, and recorded a loan of $10,976 for the payments made by Water Tech directly to certain service providers.

The First Warrant entitled Water Tech to purchase 19,035,638 shares of our common stock at an exercise price of $0.001 per share and has been exercised during the year ended December 31, 2013. The Second Warrant entitled Water Tech to purchase 2,337,707 shares of our common stock at an exercise price of $0.01 per share and has not been exercised as of December 31, 2014. The First Warrant and the Second Warrant were exercisable on a cashless basis any time after the issuance date and contain weighted average anti-dilution price protection. The First Warrant contained an anti-dilution provision (the “Dilution Protection Term”),which provided that as long as the First Warrant remained outstanding, Water Tech had the right to convert the First Warrant into such number of shares of our common stock as would equal, when converted, 30% of the aggregate number of common shares outstanding upon conversion. With the exception of their exercise price, the Second Warrant was identical to the First Warrant and contained the Dilution Protection Term but with respect to 5% of the aggregate number of shares of our common stock deemed outstanding on the conversion date, including upon the exercise of such warrant. The First Warrant and the Second Warrant each had a reset provision and were accounted for as derivatives in 2013 and 2014 (See Note 7).

In February 2015 we formalized all undocumented loans by Water Tech to us by issuing two 5% promissory notes to Water Tech for the aggregate outstanding amounts of $170,000 and $39,425 owed by us to Water Tech as of December 31, 2014 and February 28, 2015, respectively. Such notes include all unpaid outstanding loans from Water Tech (including the outstanding unpaid balance under the Water Tech Note).

Related Party

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a former related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  The parties were in discussions to extend the maturity date of the loan. This balance was outstanding at December 31, 2014 and 2013. In March 2015, the debt (i) converted $500,000 of the outstanding debt into 2,000,000 shares of our common stock, or $0.25 per share, (ii) and otherwise waived any and all other outstanding claims, debts, amounts, payments and liabilities owed by us to such party (which exceeded $600,000, including the $500,000 that was converted), including any outstanding Company payables to such person. See Note 15. “Subsequent Events” for a detailed discussion.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans in aggregate amount of $266,900 (the “Loans”).  The Loans were not evidenced by promissory notes and do not bear interest. During the year ended December 31, 2013 we borrowed an additional $24,500 (of which $1,000 was received directly by us and $23,500 represented our payables paid directly by our lender on our behalf as the Company didn’t have sufficient funds), repaid $45,000 of such Loans and agreed with a third party to waive $46,600 owed by us to such person (which is among the liabilities extinguished as discussed in Note 12.). During the year ended December 31, 2014 we recorded non-cash additions of $86,730. The balance at December 31, 2014 amount to $286,530.

As of December 31, 2014, the balance of notes payable to former officers and directors, including advances, was $956,530.

Debt and Preferred Stock Financing

Effective as of November 20, 2013 (the “Effective Date”), we sold to Titanium Construction Services, Inc. (“Titanium”) 12 units of our securities (the “Units”) at a purchase price of $10,000 per Unit (the “Purchase Price”), for aggregate gross proceeds of $120,000.  Each Unit consisted of (i) a Promissory Note in the principal amount of $10,000 (the “Titanium Note”), and (ii) one hundred (100) shares of our preferred stock, $0.0001 par value per share (the “Preferred Stock”, and together with the Notes, the “Securities”), with each share of Preferred Stock convertible at any time prior to the 2nd anniversary of their issuance date, in whole or in part, at Titanium’s option, into 500 shares of our common stock without the payment of any additional consideration (the “Conversion Shares”).  As a result, we issued to Titanium the Titanium Note in the principal amount of $120,000 and 1,200 shares of our Series A Convertible Preferred Stock (as described below).  We used the net proceeds of the sale of the Securities for general working capital.

The Titanium Note bears a 16.5% interest rate and matures 2 years from the date of issuance, provided that for each share of Preferred Stock that is converted by Titanium pursuant to its terms, the outstanding principal amount of the Titanium Note shall be automatically reduced by an amount equal to (x) $100 for (y) each one (1) converted share of Preferred Stock. The interest payable on the Titanium Note will accrue until the earlier of payment or conversion of the corresponding part of the shares of Preferred Stock and will be payable in cash, or at the discretion of Titanium, in shares of our common stock (the “Interest Shares”) at a conversion price of $0.20 per share (subject to adjustment as provided in the Note). We may prepay at any time any portion of the principal amount of the Notes. The Titanium Note contains customary events of default upon the occurrence of which, subject to any cure period, the full principal amount of the Titanium Note, together with any other amounts owing in respect thereof, to the date of such event of default, shall become immediately due and payable without any action on the part of Titanium. The Conversion Shares and the Interest Shares have piggyback registration rights.

In connection with the initial sale of the Preferred Stock, on November 26, 2013, we filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware.  Pursuant to the terms of the Certificate of Designation, among other things:

●	we designated a series of its Preferred Stock as Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) and the number of shares so designated was 50,000;

●	the holders of Series A Convertible Preferred Stock are not entitled to any preferential payments by reason of their ownership thereof;

●	except as provided by law or by the other provisions of our Certificate of Incorporation, on any matter presented to our stockholders for their action or consideration at any meeting of our stockholders (or by written consent of our stockholders in lieu of meeting), the holders of Series A Preferred Stock are not entitled to vote on such matters (until their Series A Preferred Stock is converted into our common stock);

●	the holders of Series A Convertible Preferred Stock have conversion rights as summarized above; and

●	the number of shares of our common stock issuable upon the conversion of the Series A Convertible Preferred Stock is subject to adjustment in the event of any change in our common stock, including changes by reason of stock dividends, stock splits, reclassifications, mergers, consolidations or other changes in the capitalization of our common stock.

Note 7.  Derivative Liability

As described in Note 6, Debt, Warrants and Preferred Stock Issuance, we issued a total of 23,711,052 warrants on December 31, 2012.  Pursuant to ASC 815, the reset provision contained in the warrants qualifies the warrants for derivative accounting.  In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of income.

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

The remaining $46,753 of the fair value of the warrants was attributable to Third Warrant issued to the Investor.  The fair value was recorded as a debt discount on the note and was fully amortized during the year ended December 31, 2012.

During the year ended December 31, 2013, Water Tech exercised 19,035,638 warrants (the First Warrant) on a cashless basis, which had a fair value of $1,332,360 on the date of exercise, and received 18,790,174 restricted shares of our common stock as a result. The fair value was extinguished to additional paid-in capital on our consolidated balance sheets. At December 31, 2014, the total fair value of the remaining Second Warrant and Third Warrant was $99,187. The derivatives were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility ranging from 243% to 250%, risk free interest rate of .25%, an expected life of 1 year.

The total change in fair value was $64,112, which was recognized as a gain on our consolidated statements of operations. At December 31, 2013, the total fair value of the remaining outstanding Second Warrant and Third Warrant were $163,299. The total change in fair value, less the warrant exercise, was $1,021,296, which was recognized as a loss on our consolidated statements of operations. As discussed below in Note 15. “Subsequent Events”, in March 2015, the Second Warrant and Third Warrant were exercised in full.

The following table presents a roll-forward of the derivative liability:

	2014	2013
Beginning derivative liability	$163,299	$474,203
Recognition of new derivative liability	-	-
Mark-to-market (gain) loss	(64,112)	1,021,457
Warrant exercises	-	(1,332,361)

Ending derivative liability	$99,187	$163,299

Note 8. Common Stock

Stock-Based Compensation

We periodically grant restricted equity or equity awards to our employees, directors and consultants. We are required to make estimates of the fair value of the related instruments when granted and recognize expense over the period benefited, usually the vesting period. During the year ended December 31, 2014, we issued 200,000 shares of our common stock for services. These shares were valued at share price of $0.04 per share and have an aggregate fair value of $8,000. During the year ended December 31, 2013, we issued 1,043,031 shares of our common stock for services. These shares were valued at share prices from $0.04 to $0.11 per share and have an aggregate fair value of $97,500.

Warrants

A summary of warrant activities for the years ended December 31, 2014 and 2013 is reflected below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	31,545,948	$0.25	2.79
Granted	2,884,470	$1.02	-
Exercised	(19,035,638)	0.00	-
Warrants for anti-dilution provision (1)	2,221,264	.01	2.00
Forfeited	(10,719,366)	1.02	-
Outstanding at December 31, 2013	6,896,678	$0.01	2.01
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding at December 31, 2014	6,896,678	$0.01	1.00

(1)	Represents warrants owed pursuant to anti-dilution provisions not previously reflected. The Company determined the impact was not material

The warrants outstanding at December 31, 2014 have an intrinsic value of $41,380.  There were no warrants issued during the year ended December 31, 2014 other than performance based warrants, which did not vest, as disclosed below.  The weighted average grant date fair value for the warrants issued during the year ended December 31, 2013 was $0.02.

Warrants for 2,000,000 shares granted under the Consulting Agreement with John Tabacco, our former CEO and director did not vest and were cancelled because performance conditions weren't met. Warrants for 65,000,000 shares were granted to the CEO under a terminated Employment Agreement but did not vest and were cancelled because performance conditions weren’t met.

Warrant Activity

In June 2013, Water Tech exercised its First Warrant on a cashless basis and received 18,790,174 restricted shares of our common stock as a result.

Preferred Stock

As described above in Note 6, in 2013 we issued 1,200 shares of our Series A Convertible Preferred Stock convertible into 600,000 shares of our common stock as part of a sale of our securities for total proceeds of $120,000.

A summary of our preferred stock issuances for the years ended December 31, 2014 and 2013 is set forth below:

	Shares	Conversion Price
Outstanding at December 31, 2012	-	-
Granted	1,200	$0.20
Converted	-	-
Outstanding at December 31, 2013	1,200	$0.20
Converted	-	-
Outstanding at December 31, 2014	1,200	$0.20

We evaluated the conversion option for derivative accounting consideration and concluded that the conversion option meets the criteria for classification in stockholders’ equity; thus, derivative accounting is not applicable.

We analyzed for beneficial conversion expense and determined it was $0 as the recorded fair value of the common stock was less than the conversion price.

Note 9. Fair Value of Financial Instruments

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

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2013 and December 31, 2014, respectively.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
Derivative liabilities - December 31, 2013	$-	$-	$163,299	$163,299

	Level 1	Level 2	Level 3	Total
Derivative liabilities – December 31, 2014	$-	$-	$99,187	$99,187

Note 10. Accrued Liabilities

The details of accrued liabilities at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Accrued salaries and benefits	$1,009,267	$1,009,267
Accrued warranty	312,427	274,806
Accrued interest	267,516	174,807
Accrued consulting fees	1,036,393	1,020,504
	$2,625,603	$2,479,384

Since June 30, 2011, to the date of this Annual Report on Form 10-K, our former CEO and CFO (who served in such positions prior to August 2013 and October 2013, respectively) have agreed to defer their entire salaries until we become cash-flow positive.  In connection with Mr. Ulfers, Jr.’s resignation in August 2013, we negotiated a Satisfaction and Mutual Release Agreement in March 2015 pursuant to which he agreed to waive such payments or any other amounts that we owed to him. In August 2013, we negotiated a Satisfaction and Release Agreement pursuant to which Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates agreed to waive any payments or other amounts that we owed to them. In addition, certain of our consulting expenses were being deferred through December 31, 2013 by a member of our Board and management.  As of December 31, 2014, total deferred salaries totaled approximately $1,009,267 and consulting expenses totaled approximately $1,036,393.

Note 11.  Income taxes

  At December 31, 2014, we had approximately $10,969,000 of losses available for carry forward to future years.  The unused net operating losses begin to expire December 31, 2024.  At December 31, 2014 and 2013, our deferred tax asset resulting from the cumulative net operating losses amounted to $3,839,107, and $3,659,271, respectively which is covered by a full valuation allowance due to uncertainty of our ability to generate future taxable income necessary to realize the related deferred tax asset. The change in the valuation allowance for the year ended December 31, 2014 was an increase of $179,836. The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal rate of 35% because of the application of a full valuation allowance.

Note 12. Commitments and Contingencies

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

On September 29, 2010, GEM entered into a technology licensing agreement (the “PMP Agreement”) with PMP and Juan Carlos Bocos, which parties (the “PMP Parties”) had rights to the water management technology (the “Technology”). Effective as of February 23, 2012, GEM entered into a technology assignment agreement (“Technology Assignment Agreement’) with the PMP Parties pursuant to which we acquired the rights to a patent application utilized in certain water valves used in our Energy Efficiency solutions. In the opinion of GEM’s management, the PMP Parties defaulted with respect to their obligations under the Technology Assignment Agreement, so GEM stopped paying the PMP Parties a monthly consulting fee of $8,000. An agreement resolving the dispute between us and the PMP Parties was never reached. Therefore, our title to the PMP Parties’ rights to the Technology covering the water valves may be subject to future claims challenging our ownership.

During negotiations of a prospective transaction, a private finance company advanced the Company $50,000.  As the terms of the advance and the transaction itself were never approved nor finalized by the Company, a properly executed agreement does not exist.  As a result, an individual (“Plaintiff”) demanded repayment of the advance and initiated a suit against us to recover the $50,000 plus interest and attorney’s fees. On June 25, 2014, an action entitled Stephen Sylvester v. Green Energy Management Services Holdings, LLC a/k/a Green Energy Management Services, Inc. and John Tabacco, individually, was filed in the Superior Court of New Jersey, Morris County.   We were improperly served and only became aware of the lawsuit in February 2015.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of December 31, 2014 the amount is currently recorded as a note payable.

On September 8, 2011, an action entitled Cooper Electric Supply Co. v. Southside Electric, Inc. was filed in the Superior Court of New Jersey.  GEM succeeded to the business of Southside Electric, Inc. (“Southside”) pursuant to a share exchange between Southside and the Company in May of 2010.  We were served in October 2011.  The plaintiff asserts damages in the amount of approximately $23,700 for non-payment for goods supplied by the plaintiff to Southside.  Our management believes the resolution of this matter will not materially affect our financial position, results of operations or liquidity.  As of December 31, 2014, we currently owe approximately $11,000 which is recorded in accounts payable.

On September 26, 2011, the landlord for our former Teaneck, New Jersey office filed a complaint for unpaid rent and legal fees of $15,179 in Superior Court of New Jersey.  A judgment was granted in his favor in such amount.  As of December 31, 2014, we currently owe approximately $13,000 which is recorded in accounts payable.

Operating leases

Our principal executive office is located at 575 Lexington Ave, 4th Floor, New York, New York 10022.   Barrett Capital Corporation, a company owned by Mr. Korn and a related party (“BCC”), provides this space to us at no cost, except for reimbursement of a monthly mail drop charge of $75. We consider this facility to be suitable and adequate for the management and operation of our business.  We do not own any real property.

Warranty

We provide a limited product warranty against defects in materials and workmanship for water valves and lighting installations installed by us.  We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.  The changes in the carrying amount of accrued warranty reserves, for the year ended December 31, 2014 is as follows:

Warranty liability at December 31, 2012	-
Additional warranty liability accrued	274,806
Warranty costs incurred	-
Balance at December 31, 2013	274,806
Additional warranty liability accrued	88,539
Warranty costs incurred	(50,918)
Balance at December 31, 2014	312,427

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

Patterson Consulting Agreement

On October 1, 2013 we entered into a Consulting Agreement (the “Patterson Consulting Agreement”) with an affiliate of former Governor Patterson (the “Consultant”), pursuant to which the Consultant agreed to provide to us certain marketing and sales advisory services and other consulting services.  The effective date of the Patterson Consulting Agreement was September 1, 2013.  On December 22, 2014, we terminated the Patterson Consulting Agreement effective immediately based on our determination that as of such date, the Consultant never provided any services to us since inception.

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

Other Commitments, Agreements and Extinguishment of Liabilities

During the fiscal years ended December 31, 2014 and 2013, we recognized a total of $0 and $1,397,217 in gains on settlement of debt related to settlements of liabilities with former vendors and consultants, as more fully discussed below.

In August 2013, we entered into an agreement with Watz, Mark Deleonardis and their affiliates (collectively, the “Watz Affiliates”) pursuant to which the Watz Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Watz Affiliates, and (ii) return 1,000,000 shares of our common stock, in consideration for us paying the Watz Affiliates a sum of $42,000 in the fourth quarter of 2013.  As of December 31, 2014, approximately $23,000 has been paid to the Watz Affiliates.  Pursuant to the agreement outstanding claims and liabilities in the amount of $396,000 on our books have been written off and recorded as a gain on settlement of debt in the amount of $396,600 for the fiscal year ended December 31, 2013.

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

In August 2013, we entered into a Settlement and Release Agreement (the “FPF Agreement”) with Jay Ennis, FPF and their affiliates (collectively, the “Ennis Affiliates”) pursuant to which the Ennis Affiliates agreed to (i) settle and waive any and all outstanding claims and liabilities against us, including any outstanding Company payables to the Ennis Affiliates, in consideration for us paying Mr. Ennis a sum of $1, and (ii) terminate the Commitment Letter and the Option (agreements that we entered into with FPF and their affiliates effective as of March 3, 2011 and any other agreement among the Company and the Ennis Affiliates in consideration of us issuing to FPF 1,000,000 shares of our common stock with piggy back registration rights. We issued 451,133 shares with a fair value of $41,479 as part of the settlement of debt, and 548,867 shares as part of the cancellation of warrants.  We paid Mr. Ennis the sum of $1 during the third quarter of 2013 and pursuant to the agreement all such outstanding claims and liabilities in the amount of $770,000 on our have been written off. Approximately $742,500 was recorded as a gain on settlement of debt. The remaining $41,000 was extinguished with the issuance of common shares. The shares were subsequent issued in March 2014 and the Commitment Letter and the Option and any other agreement among us and the Ennis Affiliates (with the exception of the Sales Agency Agreement, dated as of February 2011) were terminated.

Note 13.  Related Party Transactions

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  This balance was outstanding at December 31, 2014 and 2013. In March 2015, an unrelated 3rd party to which our former related party sold the entity holding the debt (i) converted $500,000 of the outstanding debt into 2,000,000 shares of our common stock, or $0.25 per share, (ii) and otherwise settled and waived any and all other outstanding claims, debts, amounts, payments and liabilities owed by us to such party (which exceeded $600,000, including the $500,000 that was converted), including any outstanding Company payables to such person. See Note 15 “Subsequent Events” for a detailed discussion.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans.  Such loans were not evidenced by promissory notes and do not bear interest.   At December 31, 2014 and 2013, there was a balance owed of $286,730 and $199,800.  As of December 31, 2012, we owed Water Tech $310,000.

During the year ended December 31, 2013, we borrowed an additional $287,857 from Water Tech, and repaid $340,000 of the aggregate outstanding loan amounts and $13,722 of accrued interest on the loans. During the year ended December 31, 2014 we repaid a total of $100,000 to Water Tech in addition we recorded $1,347 of accrued interest and service providers who were paid directly by Water Tech of $10,796 in the loan balance at December 31, 2014. We formalized the undocumented loans to Water Tech in February 2015 by issuing two 5% promissory notes to Water Tech for the aggregate outstanding amounts of $170,000 and $39,425, respectively, owed to Water Tech as of December 31, 2014 and February 2015, respectively.

As of December 31, 2014, the balance of notes payable to former related officers and directors, including advances, was $956,530.

In addition, see Note 6. Debt, Warrants and Preferred Stock Issuance ― Debt and Warrants Financing for an additional regarding the Water Tech Note and the warrants that we issued to Water Tech, along with other advances to Water Tech.

The Company’s CEO provides the space for our principal executive officers to us at no cost, except for reimbursement of a monthly mail drop charge of $75. As of December 31, 2014 we owe the CEO $50,000 for accrued consulting fees and $15,758 for expenses paid on behalf of the Company.

Note 14.  Stock-Based Compensation

Pursuant to our director compensation policy, our directors are entitled to an aggregate of no shares of our common stock as there were no formal Board Meetings during the year ended December 31, 2014. During the year ended December 31, 2013, we issued 1,043,031 shares of our common stock for director services. These shares were valued at share prices from $0.04 to $0.11 per share and have an aggregate fair value of $97,500.

Effective as of October 11, 2013, we appointed David Selig as our then Chief Financial Officer (and Principal Account Officer).  In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which, among other compensation, commencing September 1, 2013, which provided that S&A was to receive 600,000 restricted shares of our common stock, which would have vested quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears. Mr. Selig is no longer employed by us.

Note 15.  Subsequent Events

Change of the Company’s Business Direction

Effective as of March 17, 2015, after an exhaustive search of our business alternatives and research efforts into the legal cannabis industry to determine what opportunities were available to us, to increase shareholder value, our Board of Directors (the “Board”) deemed it advisable and in the best interests of our Company and our shareholders to move away from our existing Energy Efficiency Technology Business in order to become a technology and service provider to the expanding legal cannabis industry, as currently permitted under the laws of certain states (including Colorado) and/or maybe permitted from time to time in the future by federal laws and in other states. The change in business direction was undertaken and became effective upon us entering into the Advisory Services Agreement and executing the Asset Sale.

Prior to consummating the Asset Sale, we were a full operational service energy management company based in New York, New York engaged in the business of Energy Efficiency products and system.  We used commissioned sales representatives to market our products and services.  Our two functional businesses were energy saving lighting products utilizing LED’s (Light Emitting Diodes) and the GEM Water Management System which utilizes water conservation technology (collectively, “Energy Efficiency”).  We successfully deployed these savings measures at Co-op City in the Bronx, New York, one of the world’s largest cooperative housing developments spread out 35 high rise buildings, operated by Riverbay Corporation (“Riverbay”).

Lotus Advisory Services Agreement

On March 17, 2015, we entered into the Advisory Services Agreement with Lotus pursuant to which Lotus agreed to (i) provide certain services (including consulting services) to, or on behalf of, the Company related to the Legalized Cannabis Business, and (ii) assist us in facilitating a Business Combination (as defined in the Advisory Services Agreement) as maybe permitted from time to time by applicable state and federal laws. Among other things, Lotus agreed to (a) assist us in identifying potential opportunities for the acquisition, licensing, and origination, of one or more Marijuana Facilities, (b) provide guidance, direction and know-how to us and/or other parties or persons designated by us related to the Legalized Cannabis Business, and (c) assist us with such other services related to the cannabis industry as we shall request, all as maybe permitted currently or maybe permitted from time to time in the future by applicable state and federal laws. In addition, for our benefit, Lotus agreed to complete all due diligence on each Marijuana Facility or such other entity or person as we request and provide us with guidance and direction regarding the following aspects of the Marijuana Facilities operations: manufacturing, medical sales, retail sales, regulation and licensing, compliance, operations, marketing, grow management, environmental controls and client retention (all of such services are collectively referred to as the “Services”).

In consideration of the Services, we agreed to pay Lotus (i) an advisory fee of $150 per hour for the first 100 hours of Services and after such time, such hourly rate as the parties may agree, (ii) a nonrefundable success fee of $25,000 for each acquired Marijuana Facility license or already established and licensed Marijuana Facility or any completed Business Combination consummated by us with the direct assistance and advice of Lotus, and (iii) a post-success services fee which shall be determined and agreed to by the parties under separate written agreements. We also agreed to issue to Erik Santus, a principal of Lotus, as of the date of the Advisory Services Agreement, warrants to purchase 1,250,000 restricted shares of our common stock, with each warrant being a 3-year cashless warrant to purchase one share of our common stock at an exercise price of $0.01 per share (the “Initial Warrants”). The Initial Warrants vested immediately. In addition, we agreed to issue to Mr. Santus warrants to purchase up to 2,000,000 restricted shares of our common stock, with each warrant being a 3-year cashless warrant to purchase one share of our common stock at an exercise price of $0.01 per share (the “Additional Warrants”). The Additional Warrants are required to be issued upon the closing of one or more Opportunities (as defined below) and if the minimum value of such Opportunities aggregates to at least $2,000,000.

Asset Sale

In connection with entering into the Advisory Services Agreement, subsequently on March 17, 2015, we entered into the APA with BGM. Pursuant to the APA and related Assignment and Assumption Agreement, (i) GEM sold to BGM all of its assets (the “Asset Sale”) related to our Energy Efficiency Business, and (ii) BGM assumed all of GEM’s and our liabilities associated with any contracts related to the Energy Savings Business, including (a) any and all liabilities owed by us and/or GEM to Riverbay under any of the contracts between us and/or GEM and Riverbay (including, any liabilities associated with repairing or replacing of the lighting fixtures over the life of the lighting contract with Riverbay, estimated at approximately $312,000), and (b) any and all liabilities owed by us and/or GEM under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011 (collectively, the “Liabilities”). The consideration for the Asset Sale was BGM’s assumption of all of the Liabilities and Mr. Korn’s agreement to waive any payments or compensation due to him under his Employment Agreement with us. The total amount of such Liabilities, payments and compensation exceeded $407,000.

Other Agreements

On February 25, 2015, we adopted our 2015 Equity Incentive Plan (the “Plan”), which reserves a total of 14,000,000 shares of our common stock for issuance under the Plan. Incentive awards authorized under the Plan include, but are not limited to, restricted stock awards, restricted stock units and incentive stock options.

In March 2015, we awarded an aggregate of 3,000,000 shares of our common stock to certain individuals. The awards were made to Dr. Thomson, our former officer and director, a consultant of our Company as consideration for consulting services provided to us and our corporate counsel in lieu of $40,000 of fees due to counsel. Our Board of Directors awarded 1,000,000 shares to Dr. Thomson in consideration of his services as our Chairman and director in 2014, as well as in consideration of him providing to us additional debt financing in 2014 and in February 2015. These shares vested immediately upon issuance.

In March 2015, we agreed with certain of our shareholders for them to return approximately 9,100,000 of their shares, which represented 13.3% of our then issued and outstanding shares. Such shares were subsequently canceled.

In addition, in March 2015 we reduced our outstanding short-term and long-term debt, as well as certain liabilities, by approximately $1,000,000. As part of such debt reduction, we successfully negotiated the conversion of $500,000 of such debt into 2,000,000 shares of our common stock (or $0.25 per share) (see below a discussion of the CFA Agreement). Such debtholder also agreed to waive any and all other outstanding claims, debts, amounts, payments and liabilities owed by us to the debtholder, which exceeded $600,000, including the $500,000 that was converted. The accounting impact of these events will be reflected in our filings of our quarterly results for the first and second calendar quarters of 2015.

In March 2015, Water Tech exercised its warrant to purchase 5% of the aggregate number of shares of our common stock deemed outstanding on such exercise date, including upon the exercise of the warrant. The exercise of the warrant resulted in the exercise of 3,448,339 shares on a cashless basis, which resulted in the issuance of 2,972,049 restricted shares of our common stock. As part of the exercise, Water Tech assigned 1,723,757 shares of our common stock to Dr. Thomson’s son.

In March 2015, a certain unaffiliated investor exercised its warrant to purchase 5% of the aggregate number of shares of our common stock deemed outstanding on such exercise date, including upon the exercise of the warrant. The exercise of the warrant resulted in the issuance of 3,448,339 restricted shares of our common stock as the investor paid the full exercise price in cash. In March 2015, we entered into a Satisfaction and Mutual Release Agreement (the “Ulfers Agreement”) with Ronald P. Ulfers, Jr., our former executive officer and director, and his affiliates (collectively, the “Ulfers Affiliates”) pursuant to which the Ulfers Affiliates agreed to settle and waive any and all other outstanding claims, debts, amounts, payments and liabilities owed by us and/or GEM to the them, including any outstanding payables. The Ulfers Agreement contained certain customary representations, warranties and conditions, including without limitation, mutual release of claims, confidentiality and non-disparagement terms. Upon the execution of the Ulfers Agreement all such outstanding claims and liabilities on our books were written off and will be recorded as a gain on settlement of debt for our first fiscal quarter of 2015.

In March 2015, we entered into a Satisfaction and Release Agreement (the “CFA Agreement”) with Clearwater Financial Advisors, LLC (“CFA”) and its affiliates (collectively, the “CFA Affiliates”) pursuant to which the CFA Affiliates agreed to (i) convert $500,000 of the outstanding loans made by CFA to us into 2,000,000 shares of our common stock, or $0.25 per share, (ii) and otherwise settle and waive any and all other outstanding claims, debts, amounts, payments and liabilities owed by us and/or GEM to the CFA Affiliates (which exceeded $600,000, including the $500,000 that was converted), including any outstanding payables to CFA. The CFA Agreement contained certain customary representations, warranties and conditions, including without limitation, release of claims by the CFA Affiliates, confidentiality and non-disparagement terms. Upon the execution of the CFA Agreement all such outstanding claims and liabilities on our books were written off and will be recorded as a conversion of debt into equity and a gain on settlement of debt for our first fiscal quarter of 2015.

Change in Leadership

In connection with the Asset Sale, Mr. Korn resigned from all of his positions with us and entered into the Separation Agreement. However, in connection with Dr. Robert Thomson’s subsequent resignation from all of his positions with us due to medical reasons as a result of which he was no longer able to provide meaningful time and attention to the Company’s business, effective as of April 13, 2015, the Board deemed it in the best interests of our Company to reappoint Mr. Korn as our Interim Chief Executive Officer, Acting Chief Financial Officer, Interim Chairman of the Board and sole director, to help the Company transition into its legal cannabis business. The Board believed that Mr. Korn’s familiarity with our Company, our business and SEC’s public company requirements would best serve us and our shareholders to provide such leadership continuation until suitable Chief Executive Officer and Chief Financial Officer candidates are found.

In connection with Mr. Korn’s reappointment, on April 10, 2015 we entered into the Consulting Agreement with BCC pursuant to which (i) BCC agreed to provide to us certain services as an advisor and as our Board shall from time to time request from BCC (the “Advisory Services”) and (ii) BCC agreed to assist us with obtaining acquisition financings, and (iii) Mr. Korn agreed to be reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Chairman of the Board. As compensation for the services to be provided by BCC, we agreed to (i) pay to BCC an advisory fee of $5,000 per month which payment shall commence to accrue on the business day that is immediately after the date that this Annual Report is filed with the SEC, and (ii) issue to BCC 3-year warrants to purchase 1,000,000 restricted shares of our common stock, with an exercise price of $0.10. We subsequently lowered the exercise price of such warrants to $0.035 per share.

Prior to Mr. Korn’s reappointment, in connection with the Asset Sale, on March 17, 2015, we entered into the Separation Agreement and General Release (the “Separation Agreement”) with Mr. Korn. The Separation Agreement contained certain customary representations, warranties and conditions, including without limitation, mutual release of claims, confidentiality and non-disparagement terms. Pursuant to the Separation Agreement, in connection with certain consulting services to be provided by Mr. Korn to us after March 17, 2015, Mr. Korn received warrants to purchase 500,000 restricted shares of our common stock, at an exercise price of $0.01 per share and three year term.

Miscellaneous

In the first quarter ended March 31, 2015 we borrowed an additional $39,425 from a related party.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

●	Lack of appropriate segregation of duties;

●	Failure to accrue for liabilities material to the financial statement;

●	Limited capability to interpret and apply accounting principles generally accepted in the United States; and

●	Lack of formal accounting policies and procedures that include multiple levels of review.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2014.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other information.

On April 10, 2015 we entered into the Consulting Agreement with BCC pursuant to which (i) BCC agreed to provide to us certain services as an advisor and as our Board shall from time to time request from BCC (the “Advisory Services”) and (ii) BCC agreed to assist us with obtaining one or more financings, and (iii) Mr. Korn agreed to be reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Chairman of the Board. As compensation for the services to be provided by BCC, we agreed to (i) pay to BCC an advisory fee of $5,000 per month which payment shall commence to accrue on the business day that is immediately after the date that this Annual Report is filed with the SEC, and (ii) issue to BCC warrants to purchase 1,000,000 restricted shares of our common stock, with an exercise price of $0.10, which warrants have been fully earned as of the date of this Annual Report. We subsequently lowered the exercise price of such warrants to $0.035 per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Set forth below is certain information regarding our sole current executive officers and director.  The director listed below was elected to our Board to serve until our next annual meeting of stockholders or until his successor is elected and qualified.  All directors hold office for one-year terms until the election and qualification of their successors or their earlier resignation, removal or death.  The following table sets forth information regarding the sole member of our Board and our sole executive officer as of August 31, 2015:

Name	Age	Position with the Company

Barry P. Korn	70	Interim Chief Executive Officer, Acting Chief Financial Officer, Interim Chairman of the Board, Acting Secretary, Acting Treasurer and sole Director

Biographical Information

Executive Officers and Directors

Barry P. Korn. Mr. Korn was appointed our Chief Executive Officer effective September 15, 2014, resigned on March 17, 2015 in connection with the Asset Sale, and was reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Interim Chairman of the Board, effective as of April 10, 2015. From October 1975, Mr. Korn has been serving as the Managing Director of Barrett Capital Corporation (“BCC”), a banking and financial advisory firm specializing in debt and equity placement with an emphasis on asset based and energy efficiency financing. From November 2007 until March 2009, Mr. Korn was a Vice President of Webster Business Credit Corporation, the asset based lending division of Webster Bank, one of New England’s largest commercial banks, providing accounts receivable and inventory lines of credit. From December 2005 until October 2007, Mr. Korn was a Regional Marketing Director, Asset Based Lending, for New York City based Sterling National Bank, providing asset based lending, lease financing and other commercial banking services. Mr. Korn is a recognized expert in the financial services and clean energy fields and has been regularly interviewed by major media publications. Mr. Korn received his Bachelor of Science degree in Public Accounting from City College of the City University of New York and a Master’s degree in Finance and Investments from Bernard M. Baruch College (CUNY), Zicklin Graduate School of Business.

Key Attributes, Experience and Skills:  Mr. Korn’s experience in managing and directing small cap growth companies, combined with his track record of introducing technological development systems and developing and implementing marketing and sales strategies and his capital markets experience provides our Board with significant management insight, valuable experience in business development and capital formation and will assist us in growing our customer base and our business.

Advisory Board

In light of the termination of the Patterson Consulting Agreement in December 2014, the advisory board to assist our former Chief Executive Officer, John Tabacco, with implementation of our former business strategy was never implemented.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Nomination

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the year ended December 31, 2014.

Independent Directors

Our Board has determined that as of the date of this Annual Report, none of our directors qualify as an independent director within the meaning of applicable listing rules of the NYSE and the rules promulgated by the SEC.  We anticipate that as we proceed to implement our new business model, we will add independent directors in the future.  Our Board has a separately designated Audit Committee, Compensation Committee and Nominating Committee.  At least one independent director will serve on each of our Audit, Compensation and Nominating Committees.  We anticipate that in connection with Mr. Korn’s appointment as our Interim Chairman and sole director, he will be appointed as the Interim Chairman of the Audit Committee, the Compensation Committee and the Nominating Committee, until additional independent directors are appointed to the Board.  We may form a Corporate Governance Committee in the near future, if so required under the rules of any stock exchange or other regulatory authority applicable to us.  Currently, we do not have a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.  As part our efforts to add independent directors in the future, we will look to add a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

Audit Committee

As of the date of this Annual Report, our Board of Directors does not have a formal Audit Committee as we have only 1 director and our Board of Directors performs the function of the Audit Committee. We hope to establish a formal Audit Committee in the near future subject to having sufficient resources to do so. Accordingly, our Board of Directors is responsible for (i) overseeing the integrity of the audit process, financial reporting and internal accounting controls of the Company, (ii) overseeing the work of our management, internal auditors and the independent public accounting firm (the “Auditors”) in these areas, (iii) overseeing management’s development of, and adherence to, a sound system of internal accounting and financial controls, (iv) reviewing whether the internal auditors and the Auditors objectively assess our financial reporting, accounting practices and internal controls, (v) providing an open avenue of communication among the Auditors, the internal auditors and the Board of Directors and (vi) preparing any reports required by law and the rules of the SEC to be prepared by an Audit Committee, including the report of the Audit Committee required to be included in our annual proxy statement (if we have an annual meeting of stockholders).

In connection with Mr. Korn’s appointment as our Interim Chairman and sole director, he serves as the sole member of our Board of Directors, until additional independent directors are appointed to the Board of Directors and a formal Audit Committee is established.  Currently, we do not have a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.  As part our efforts to add independent directors in the future, we will look to add a director that qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC. Our Board of Directors has determined that Mr. Korn does not qualify as independent within the meaning of applicable listing rules of the NYSE and the rules promulgated by the SEC.

Code of Ethics

Our Board has adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions.

We have posted our Code of Ethics under the “Corporate Governance” portion of our website, www.gempowered.com.  Our Code of Ethics is also available in print without charge to any stockholder of record that makes a written request to the Company.  Inquiries must be directed to Green Energy Management Services Holdings, Inc., Attn: CFO, 575 Lexington Ave, 4th Floor, New York, New York 10022.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)(13)	Total ($)
Barry Korn, Interim CEO, Acting CFO, Acting Secretary and Treasurer (1)	2014	50,000		—	—	(10)	—	50,000

Dr. Robert Thomson, Former Interim CEO, Former Acting CFO and Former	2014	—	(5)	—	—	(10)	—	—
Secretary & Treasurer (2)	2013	—		—	—		—	—

John Tabacco, Former CEO,	2014	59,583	(6)	—	—	(10)	—	59,583
President & Director (3)	2013	60,000	(7)	—	—	(10)	17,782 (14)	77,782

David Selig (4), Former CFO	2014	24,890	(8)	—	25,637	(11)	—	50,527
	2013	15,000	(9)	—	20,600	(12)	—	35,600

(1)	Effective as of April 10, 2015, Mr. Korn agreed to be reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Interim Chairman of the Board.
(2)	Dr. Thomson was appointed as our Interim Chief Executive Officer effective as of May 24, 2014, appointed as Acting Chief Financial Officer and elected as our Interim Chairman of the Board effective as of May 30, 2014.

(3)	Mr. Tabacco resigned from his positions as our Chief Executive Officer, President and a director of our Company on May 23, 2014.
(4)	Mr. Selig was appointed as our Chief Financial Officer effective as of October 11, 2013 and ceased serving as our Chief Financial Officer effective as of May 30, 2014.
(5)	For the 2014 fiscal year, Dr. Thomson agreed to serve in his capacities without receiving any cash compensation from us.
(6)	Mr. Tabacco’s salary for the 2014 fiscal year represents the amount paid from January 1, 2014 to May 23, 2014.
(7)	As of December 31, 2013, Mr. Tabacco did not entered into a written employment agreement or any other material plan, contract or arrangement with us. For the reported period of 5 months, Mr. Tabacco received a monthly salary payment of $12,500 in lieu of his compensation.
(8)	Mr. Selig’s salary for the 2014 fiscal year represents the amount paid from January 1, 2014 to May 30, 2014. Please also see footnote 10 below.
(9)	In connection with Mr. Selig’s appointment, we entered into an agreement with S&A pursuant to which S&A was entitled to receive compensation for the services provided by Mr. Selig to us. Under the agreement, for the 2013 fiscal year S&A received cash compensation of $15,000 per calendar quarter (or pro-rata thereof for such shorter period), commencing September 1, 2013. Mr. Selig’s salary for the 2013 fiscal year represents the amount paid from September 1, 2013 to December 31, 2013.
(10)	For the 2013 fiscal year, amounts shown do not include shares of our common stock that we are required to issue to members of our Board in consideration for their services on the Board. There were no shares issued to members of the Board in the 2014 fiscal year.
(11)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of a grant of 600,000 restricted shares of our common stock, made effective September 1, 2013, which will vested quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears. Amount represents the grant date fair value from January 1, 2014 to May 30, 2014 (the date on which Mr. Selig ceased serving as our Chief Financial Officer).
(12)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of a grant of 600,000 restricted shares of our common stock, made effective September 1, 2013, which will vest quarterly at a rate of 25% (or pro-rata thereof for such shorter period) in arrears. Amount represents the grant date fair value from September 1, 2013 to December 31, 2013.
(13)	Except as provided in the table, the amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits for each Named Executive Officer was less than $10,000.
(14)	Represents (a) approximately $9,782 for health insurance premium reimbursements and (b) approximately $8,000 for car allowance reimbursed by us.

Employment Agreements with the Named Executive Officers

Barry P. Korn — On April 10, 2015 we entered into the Consulting Agreement with BCC pursuant to which (i) BCC agreed to provide to us certain services as an advisor and as our Board shall from time to time request from BCC (the “Advisory Services”) and (ii) BCC agreed to assist us with obtaining acquisition financings, and (iii) Mr. Korn agreed to be reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Interim Chairman of the Board. As compensation for the services to be provided by BCC, we agreed to (i) pay to BCC an advisory fee of $5,000 per month which payment shall commence to accrue on the business day that is immediately after the date that this Annual Report is filed with the SEC, and (ii) issue to BCC warrants to purchase 1,000,000 restricted shares of our common stock, with an exercise price of $0.10. The warrants shall be earned on the date that is 90 days from April 10, 2015; provided that if the Consulting Agreement is terminated by us prior thereto, BCC would be entitled only to a pro-rata portion of the warrants.

Outstanding Equity Awards for Fiscal Year Ended December 31, 2014

None.

Potential Payments Upon Termination or Change-in-Control

As of December 31, 2014, there were not amounts potentially payable upon termination of employment of our then serving executive officers.

Director Compensation for Fiscal Year Ended December 31, 2014

The following table presents information concerning compensation attributable to the Company’s directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		All Other Compensation ($)(5)	Total ($)
Barry P. Korn	—	—	(3)	—	—
Dr. Robert Thomson	—	$—		—	$—
Ronald P. Ulfers, Jr.	—	$ —	(4)	—	$—

(1)	As summarized below, per our director compensation policy, as modified in 2013, each director is entitled to receive $2,000 worth of restricted shares of our common stock as director compensation for each Board meeting that such director attends and $2,000 worth of restricted shares of our common stock to each of our newly appointment members of the Board.
(2)	Represents the full aggregate grant date fair values, computed in accordance with FASB authoritative guidance on stock-based compensation accounting, for awards of restricted stock granted in 2014. None of these share grants have yet been issued.
(3)	Mr. Korn was appointed as our Interim Chairman of the Board and sole director effective as of April 13, 2015.
(4)	Mr. Ulfers, Jr., resigned from our Board on August 22, 2014.
(5)	The amount of perquisites and other personal benefits has been excluded for all directors as the total value of each director’s perquisites and other personal benefits was less than $10,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of August 31, 2015 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Named Executive Officers; (iii) each director; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of August 31, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
5% Beneficial Owners
Dr. Robert Thomson	21,466,974	(3)	31.6%
4081 Enterprises L.L.C.	3,448,339	(4)	5.2%
Executive Officers and Directors
Barry P. Korn	1,500,000	(5)	2.2%
All executive officers and directors as a group (1 person)	1,500,000		2.2%

(1)	Unless otherwise noted, the address of all of the above persons is c/o Green Energy Management Services Holdings, Inc., 575 Lexington Ave, 4th Floor, New York, New York 10022.
(2)	Based on 67,941,949 shares of our common stock outstanding on August 31, 2015.
(3)	Based on the Schedule 13D, Amendment No. 1, filed by Water Tech World Wide, LLC’s (“Water Tech”) with the SEC on April 1, 2015. Represents (i) 18,790,174 shares of our common stock owned by Water Tech and (ii) 2,676,800 shares of our common stock owned directly by Dr. Thomson. Dr. Thomson is our former executive officer and is the sole managing member of Water Tech and has the sole voting and dispositive power over the shares of our common stock underlying the warrants owned by Water Tech. Water Tech’s address is 221 Saint Ann Drive, Mandeville, Louisiana 70471.
(4)

Leo Ciolino as the Managing Member has the sole voting and dispositive power over the shares of our common stock owned by 4081 Enterprises L.L.C. 4081 Enterprises L.L.C.’s address is 4081 Azalea Ct, Mandeville, Louisiana 70448.

(5)	Represents (i) 3-year warrants to purchase 500,000 restricted shares of our common stock, at an exercise price of $0.01 per share, issued to Mr. Korn on March 17, 2015 and (ii) 3-year warrants to purchase 1,000,000 restricted shares of our common stock, at an exercise price of $0.10 per share, issued to BCC on April 13, 2015, and such warrants were considered earned on the date that is 90 days from April 13, 2015. Mr. Korn as the sole managing member of BCC has the voting and dispositive power over such shares.

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans approved by our Board as of December 31, 2014. On February 25, 2015, our Board adopted our 2015 Equity Incentive Plan. For more information see Item 5 above under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since January 1, 2014, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

As of March 31, 2011, GEM entered into the $500,000 Line of Credit Agreement pursuant to the LOC Agreement with a related party lender, pursuant to which the lender initially advanced to GEM $100,000, evidenced by a promissory note of the same amount dated as of equal date. During the second quarter ended June 30, 2011, we borrowed the balance of $400,000 available under the LOC Agreement.  The note bears interest at a rate of 12% per year, with interest on the note paid monthly in arrears.  The repayment of the note was originally due on March 31, 2012.  This balance was outstanding at December 31, 2014 and 2013. In March 2015, an unrelated 3rd party to which our former related party sold the entity holding the debt (i) converted $500,000 of the outstanding debt into 2,000,000 shares of our common stock, or $0.25 per share, (ii) and otherwise settled and waived any and all other outstanding claims, debts, amounts, payments and liabilities owed by us to such party (which exceeded $600,000, including the $500,000 that was converted), including any outstanding Company payables to such person.

During the year ended December 31, 2012, certain of our affiliates, a consultant of our Company and a related party provided us with short-term bridge loans. Such loans were not evidenced by promissory notes and do not bear interest. At December 31, 2014 and 2013, there was a balance owed of $286,730 and $199,800. As of December 31, 2012, we owed Water Tech $310,000.

During the year ended December 31, 2013, we borrowed an additional $287,857 from Water Tech, and repaid $340,000 of the aggregate outstanding loan amounts and $13,722 of accrued interest on the loans. During the year ended December 31, 2014 we repaid a total of $100,000 to Water Tech in addition we recorded $1,347 of accrued interest and service providers who were paid directly by Water Tech of $10,796 in the loan balance at December 31, 2014. We formalized the undocumented loans to Water Tech in February 2015 by issuing two 5% promissory notes to Water Tech for the aggregate outstanding amounts of $170,000 and $39,425, respectively, owed to Water Tech as of December 31, 2014 and February 2015, respectively.

As of December 31, 2014, the balance of notes payable to former related officers and directors, including advances, was $956,530. We formalized the undocumented loans to Water Tech in February 2015 by issuing two 5% promissory notes to Water Tech for the aggregate outstanding amounts of $170,000 and $39,425 owed to Water Tech as of December 31, 2014 and February 28, 2015, respectively.

In connection with entering into the Advisory Services Agreement, on March 17, 2015, we entered into the APA with BGM. Pursuant to the APA and related Assignment and Assumption Agreement, (i) GEM sold to BGM all of its assets related to our Energy Efficiency Business, and (ii) BGM assumed all of GEM’s and our liabilities associated with any contracts related to the Energy Savings Business, including (a) any and all liabilities owed by us and/or GEM to Riverbay under any of the contracts between us and/or GEM and Riverbay (including, any liabilities associated with repairing or replacing of the bulbs over the life of the lighting contract with Riverbay, estimated at approximately $260,000), and (b) any and all liabilities owed by us and/or GEM under the Assignment, Assumption and Indemnity Agreement, dated as of November 15, 2011 (collectively, the “Liabilities”). The consideration for the Asset Sale was BGM’s assumption of all of the Liabilities and Mr. Korn’s agreement to waive any payments or compensation due to him under his Employment Agreement with us. The total amount of such Liabilities, payments and compensation exceeded $357,000.

In March 2015, Water Tech exercised its warrant to purchase 5% of the aggregate number of shares of our common stock deemed outstanding on such exercise date, including upon the exercise of the warrant. The exercise of the warrant resulted in the exercise of 3,448,339 shares on a cashless basis, which resulted in the issuance of 2,972,049 restricted shares of our common stock. As part of the exercise, Water Tech assigned 1,723,757 shares of our common stock to Dr. Thomson’s son.

In March 2015, 4081 Enterprises L.L.C. exercised its warrant to purchase 5% of the aggregate number of shares of our common stock deemed outstanding on such exercise date, including upon the exercise of the warrant. The exercise of the warrant resulted in the issuance of 3,448,339 restricted shares of our common stock as the Investor paid the full exercise price in cash.

In March 2015, we entered into a Satisfaction and Release Agreement (the “CFA Agreement”) with Clearwater Financial Advisors, LLC (“CFA”) and its affiliates (collectively, the “CFA Affiliates”), an entity which was formerly owned by Mr. Ronald P. Ulfers, our former executive officer and director. Pursuant to the CFA Agreement, the CFA Affiliates agreed to (i) convert $500,000 of the outstanding loans made by CFA to the Company from time to time into 2,000,000 shares of our common stock, or $0.25 per share, (ii) and otherwise settle and waive any and all other outstanding claims, debts, amounts, payments and liabilities owed by the Company to CFA Affiliates (which exceeded $600,000, including the $500,000 that was converted), including any outstanding Company payables to CFA. The Separation Agreement contained certain customary representations, warranties and conditions, including without limitation, release of claims by the CFA Affiliates, confidentiality and non-disparagement terms.

In connection with his then resignation, on March 17, 2015, Mr. Korn entered into the Separation Agreement and General Release (the “Separation Agreement”) with us. The Separation Agreement contained certain customary representations, warranties and conditions, including without limitation, mutual release of claims, confidentiality and non-disparagement terms. Pursuant to the Separation Agreement, in connection with certain consulting services to be provided by Mr. Korn to us after March 17, 2015, Mr. Korn received warrants to purchase 500,000 restricted shares of our common stock, at an exercise price of $0.01 per share.

Subsequently, on April 10, 2015 we entered into the Consulting Agreement with BCC pursuant to which (i) BCC agreed to provide to us certain services as an advisor and as our Board shall from time to time request from BCC (the “Advisory Services”), (ii) BCC agreed to assist us with obtaining one or more financings, and (iii) Mr. Korn agreed to be reappointed as our Interim Chief Executive Officer and appointed as our Acting Chief Financial Officer and Interim Chairman of the Board. As compensation for the services to be provided by BCC, we agreed to (i) pay to BCC an advisory fee of $5,000 per month which payment shall commence to accrue on the business day that is immediately after the date that this Annual Report is filed with the SEC, and (ii) issue to BCC warrants to purchase 1,000,000 restricted shares of our common stock, with an exercise price of $0.10. The warrants shall be earned on the date that is 90 days from April 10, 2015; provided that if the Consulting Agreement is terminated by us prior thereto, BCC would be entitled only to a pro-rata portion of the warrants. Mr. Korn is the sole stockholder of BCC.

Our Chief Executive Officer provides the space for our principal executive officers to us at no cost, except for reimbursement of a monthly mail drop charge of $75. As of December 31, 2014 we owe the Chief Executive Officer $50,000 for accrued consulting fees and $15,695 for expenses paid on behalf of the Company. The Chief Executive Officer waived all of such fees and expenses due to him as part the consummation of the Asset Sale.

Independent Directors

Our Board has determined that our sole director currently does not qualify as an independent within the meaning of applicable listing rules of the NYSE, as amended from time to time and the rules promulgated by the SEC.  We anticipate that we will add independent directors in the future in connection with pursuing our new business model.

Item 14. Principal Accounting Fees and Services

Audit Fees

Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Forms 10-Q and Forms 10-K, and services provided in connection with our other SEC filings for the years ended December 31, 2014 and 2013 were $48,500 and $35,000, respectively.

Audit-related fees for accounting technical consultations totaled $0 and $0 in 2014 and 2013, respectively. For both 2014 and 2013, amounts were incurred primarily for assistance with the preparation of our financial statements.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our independent registered public accounting firm in 2014 or 2013.

All Other Fees

No fees or expenses were incurred in this category in 2014 and 2013.

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

Financial Statements of Green Energy Management Services Holdings, Inc.:

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of March 17, 2015, by and between Green Energy Management Services, Inc. and Barrett Green Management LLC.	Current Report on Form 8-K (File No. 000-33491), filed March 23, 2015, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of the Company (f/k/a CDSS Wind Down, Inc.).	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (f/k/a CDSS Wind Down, Inc.).	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.2
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (f/k/a CDSS Wind Down, Inc.).	Current Report on Form 8-K (File No. 000-33491), filed August 28, 2010 Exhibit 3.3
3.4	Amended and Restated Bylaws of the Company (f/k/a CDSS Wind Down, Inc.)	Registration Statement on Form 10-SB (File No. 000-33491), filed January 11, 2002, Exhibit 3.2
3.5	Certificate of Amendment to the Certificate of Incorporation of CDSS Wind Down, Inc., changing the name of the Company to Green Energy Management Services Holdings, Inc.	Registration Statement on Form S-1 (File No. 333-169496) filed September 20, 2010, Exhibit 10.9
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Green Energy Management Services Holdings, Inc., effecting the 1-for-10 reverse stock split of all of the Company’s common stock.	Current Report on Form 8-K (File No. 000-33491), filed October 25, 2012, Exhibit 3(i)1
3.7	Certificate of Designation of Series A Convertible Preferred Stock.	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 3.7

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents
10.1	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Mark Deleonardis, Watz Enterprises, L.L.C. and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.13
10.2	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and Jay Ennis, Financial Partners Funding, LLC and their affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.14
10.3	Settlement and Release Agreement, dated as of August 26, 2013, by and among the Company and John Morra and his affiliates	Quarterly Report on Form 10-Q (File No. 000-33491), filed November 19, 2013, Exhibit 10.15
10.4	Advisory Services Agreement, dated as of March 17, 2015, by and between the Company and Lotus MMJ Consulting, LLC	Current Report on Form 8-K (File No. 000-33491), filed March 23, 2015, Exhibit 10.1
10.5	Separation Agreement and General Release, dated as of March 17, 2015, by and among the Company and Barry P. Korn and his affiliates	Current Report on Form 8-K (File No. 000-33491), filed March 23, 2015, Exhibit 10.2
10.6	Assignment and Assumption Agreement, dated as of March 17, 2015, by and between Green Energy Management Services, Inc. and Barrett Green Management LLC	Current Report on Form 8-K (File No. 000-33491), filed March 23, 2015, Exhibit 10.3
10.7†	Consulting Agreement with BCC, dated as of April 10, 2015, by and among Barrett Capital Corporation, Barry P. Korn and the Company	Current Report on Form 8-K (File No. 000-33491), filed April 14, 2015, Exhibit 10.1
21.1	Subsidiaries of the Company	Annual Report on Form 10-K (File No. 000-33491), filed May 13, 2014, Exhibit 21.1
31.1	Certification of CEO and CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	**
101.INS	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY MANAGEMENT SERVICES HOLDINGS, INC.

September 8, 2015	By:	/s/ Barry P. Korn
Name: Barry P. Korn
Title: Interim Chief Executive Officer and Acting Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barry P. Korn	Interim Chairman of the Board and sole Director	September 8, 2015
Barry P. Korn

